Form 10-Q
period 2013-03-23
BLACKHAWK NETWORK HOLDINGS, INC
filed 2013-05-14
CIK 1411488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35882

BLACKHAWK NETWORK HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2099257
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6220 Stoneridge Mall Road Pleasanton, CA	94588
(Address of Principal Executive Offices)	(Zip Code)

(925) 226-9990

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 7, 2013, there were 11,500,000 shares of the Registrant’s Class A common stock outstanding and 40,431,186 shares of the Registrant’s Class B common stock outstanding.

Blackhawk Network Holdings, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 23, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$75,027	$172,665
Overnight cash advances to Parent	40,000	495,000
Settlement receivables, net ($16,946 and $75,124 from Parent)	150,335	510,853
Accounts receivable, net ($2,640 and $4,229 from Parent)	88,266	101,001
Deferred income taxes	10,499	10,499
Prepaid expenses and other current assets	43,882	53,968

Total current assets	408,009	1,343,986
Property, equipment and technology, net	67,130	66,998
Intangible assets, net	1,518	1,699
Goodwill	42,729	42,729
Restricted cash	8,968	8,968
Deferred income taxes	983	1,937
Other assets ($5,081 and $0 from Parent)	60,570	67,394

TOTAL ASSETS	$589,907	$1,533,711

LIABILITIES, REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables ($3,008 and $4,952 to Parent)	$324,257	$1,231,429
Accounts payable and accrued liabilities ($19,345 and $23,839 to Parent)	116,913	154,542

Total current liabilities	441,170	1,385,971
Warrant and common stock liabilities	27,121	26,675
Deferred income taxes	7,432	266
Other liabilities ($0 and $3,072 to Parent)	16,907	23,152

Total liabilities	492,630	1,436,064

Commitments and contingencies (see Note 4)
Redeemable equity	36,196	34,997

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value; 140,000 shares authorized; 51,742 and 51,681 shares issued, respectively	51	51
Additional paid-in capital	32,847	31,542
Accumulated other comprehensive income (loss)	(1,010)	298
Retained earnings	29,190	30,669

Total Blackhawk Network Holdings, Inc. equity	61,078	62,560
Non-controlling interest	3	90

Total stockholders’ equity	61,081	62,650

TOTAL LIABILITIES, REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY	$589,907	$1,533,711

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

(Unaudited)

	12 Weeks Ended
	March 23, 2013	March 24, 2012
OPERATING REVENUES:
Commissions and fees ($599 and $638 from Parent)	$144,475	$120,459
Program, interchange, marketing and other fees ($349 and $360 from Parent)	24,358	19,406
Product sales ($583 and $565 from Parent)	16,217	11,634

Total operating revenues	185,050	151,499

OPERATING EXPENSES:
Distribution partner commissions ($9,314 and $7,211 to Parent)	95,982	77,704
Processing and services (($108) and ($119) from Parent)	32,136	26,115
Sales and marketing ($100 and $84 to Parent)	28,341	21,826
Costs of products sold	15,921	11,528
General and administrative ($639 and $598 to Parent)	12,370	9,917

Total operating expenses	184,750	147,090

OPERATING INCOME	300	4,409
OTHER INCOME (EXPENSE):
Interest and other income ($160 and $249 from Parent)	277	407
Interest expense ($0 and $1 to Parent)	—	(1)

INCOME BEFORE INCOME TAX EXPENSE	577	4,815
INCOME TAX EXPENSE	318	1,940

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	259	2,875

Add: Loss attributable to non-controlling interest (net of tax)	87	—

NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$346	$2,875

EARNINGS PER SHARE:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06
Weighted average shares outstanding—basic	50,011	50,039
Weighted average shares outstanding—diluted	50,920	50,693

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	12 Weeks Ended
	March 23, 2013	March 24, 2012
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	$259	$2,875
Other comprehensive income (loss):
Currency translation adjustments	(1,308)	1,011

COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	(1,049)	3,886
Add: Comprehensive loss attributable to non-controlling interest (net of tax)	87	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(962)	$3,886

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	12 Weeks Ended
	March 23, 2013	March 24, 2012
OPERATING ACTIVITIES:
Net income before allocation to non-controlling interest	$259	$2,875
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,727	3,939
Program development cost amortization	4,178	3,915
Change in allowance for doubtful accounts and sales adjustments	(184)	(961)
Employee stock-based compensation expense	1,634	1,020
Distribution partner mark-to-market expense	117	463
Change in fair value of contingent consideration	578	78
Other	1	(136)
Changes in operating assets and liabilities:
Settlement receivables	359,178	139,140
Settlement payables	(903,987)	(720,329)
Accounts receivable, current and long-term	21,120	6,692
Prepaid expenses and other current assets	10,145	4,276
Other assets	(1,246)	(3,187)
Accounts payable and accrued liabilities	(35,185)	(29,503)
Other liabilities	(838)	(1,144)
Income taxes, net	(2,302)	(103)

Net cash used in operating activities	(541,805)	(592,965)

INVESTING ACTIVITIES:
Change in overnight cash advances to Parent	454,845	470,932
Expenditures for property, equipment and technology	(6,092)	(3,711)
Other	—	(100)

Net cash provided by investing activities	448,753	467,121

FINANCING ACTIVITIES:
Dividends paid	(83)	—
Payment of acquisition liability	(1,394)	—
Payments for initial public offering costs	(298)	—
Purchase of surrendered stock options	(80)	(18)
Purchase of restricted stock units	(210)	—
Repurchase of redeemable common stock	(253)	(69)

Net cash used in financing activities	(2,318)	(87)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,268)	1,078

DECREASE IN CASH AND CASH EQUIVALENTS	(97,638)	(124,853)
CASH AND CASH EQUIVALENTS—Beginning of year	172,665	153,674

CASH AND CASH EQUIVALENTS—End of period	$75,027	$28,821

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Significant Accounting Policies

The Company

Blackhawk Network Holdings, Inc., together with its subsidiaries (“Blackhawk” or the “Company”), is a majority-owned subsidiary of Safeway Inc. (“Safeway” or “Parent”). As of March 23, 2013, prior to the Company’s initial public offering (see below), Safeway owned approximately 96% of Blackhawk’s outstanding common stock. Blackhawk is a prepaid payments network utilizing proprietary technology to offer a broad range of gift cards, other prepaid products and payment services. The Company’s payment network supports its three primary constituents: consumers who purchase the products and services the Company offers, content providers who offer branded products that are redeemable for goods and services, and distribution partners who sell those products. The Company’s product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable (“GPR”) cards and the Company’s reload network (collectively “prepaid products”). The Company offers gift cards from leading consumer brands (known as “closed loop”) as well as branded gift cards from leading payment network card associations such as American Express, MasterCard and Visa (known as “open loop”) and prepaid telecom products offered by prepaid wireless telecom brands. The Company also distributes GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, the Company’s proprietary GPR card. The Company operates a proprietary reload network named REloadit, which allows consumers to reload funds onto their previously purchased GPR cards. The Company distributes products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as “distribution partners”) in North America, Europe, Australia and Asia.

Initial Public Offering

On April 24, 2013, the Company completed an initial public offering (the “Offering”) of 11,500,000 shares of the Company’s Class A common stock, which included 1,500,000 shares pursuant to the underwriters’ full exercise of their right to purchase additional shares, at a price of $23.00 per share. All such shares were sold by existing stockholders, and the Company received no proceeds from the sale of Class A common stock in the Offering. Immediately prior to the Offering, all then-outstanding shares of common stock were converted into Class B common stock on a share-for-share basis. Shares of Class B common stock sold in the Offering were converted into Class A common stock. Shares of Class A and Class B common stock are substantially identical except that Class A shares have one vote per share and Class B shares have ten votes per share. Immediately after the Offering, Safeway held 72.9% of shares outstanding and 91.0% of voting power (see Note 7 – Subsequent Events).

Basis of Presentation

The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on April 18, 2013 (the “Prospectus”). These condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the interim period presented. The results of the interim period are not necessarily reflective of the results to be expected for the year ending December 28, 2013 or for any other interim period or other future year. The condensed consolidated balance sheet as of December 29, 2012, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

These condensed consolidated financial statements include Blackhawk Network Holdings, Inc., a Delaware corporation, and its wholly- or majority-owned domestic and foreign subsidiaries, including Blackhawk Network, Inc., an Arizona corporation, which is wholly-owned and the primary operating subsidiary of Blackhawk Network Holdings, Inc. All intercompany transactions and balances among Blackhawk and its subsidiaries have been eliminated in consolidation. These condensed consolidated financial statements have been prepared as if Blackhawk existed on a stand-alone basis for the periods presented, but may not necessarily reflect the results of operations, financial position or cash flows that would have been achieved if the Company had existed on a stand-alone basis separate from its Parent during the periods presented.

Blackhawk’s condensed consolidated financial statements include an allocation of expenses arising from certain shared services and infrastructure provided by Safeway. These expenses primarily relate to facilities rental and tax services. These expenses are allocated using actual costs or estimates based on the portion of services used by Blackhawk. Management believes that the allocation methodology is reasonable and considers the charges to be a reasonable reflection of the cost of benefits received. Blackhawk also provides certain marketing, distribution and program management services to Safeway for which it receives program fees or expense reimbursements. Generally, such amounts are recorded as revenue in Program, interchange, marketing and other fees when rendered to Safeway as a content provider or as a reduction to expense in Processing and services when rendered to Safeway as a distribution partner.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in the audited consolidated financial statements and related notes included in the Prospectus.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements. The Company generally bases its estimates and assumptions on a combination of historical factors, current circumstances, and the experience and judgment of management. Significant estimates and assumptions include, among other things, allowances for doubtful accounts and sales adjustments, useful lives of assets, card redemption patterns and lives, delivery timing for product sales and valuation assumptions with respect to acquisition liabilities, goodwill, other intangible assets, common stock and income taxes. Actual results could differ from the Company’s estimates.

Seasonality

A significant portion of gift card sales occurs in late December of each year during the holiday selling season. As a result, the Company earns a significant portion of revenues, net income and cash inflows during the fourth fiscal quarter of each year and remits the majority of the cash, less commissions, to the Company’s content providers in January of the following year. The timing of the fiscal year-end, December holiday sales and the related January cash settlement with content providers significantly increases the Company’s Cash and cash equivalents, Overnight cash advances to Parent, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. The cash settlement with the Company’s content providers in January accounts for the majority of the use of cash from operating activities in its condensed consolidated statements of cash flows during its first three fiscal quarters. Additionally, operating income may fluctuate significantly during the first three fiscal quarters due to lower revenues and timing of certain expenses during such fiscal periods. As a result, quarterly financial results are not necessarily reflective of the results to be expected for the year, any other interim period or other future year.

Stock-Based Employee Compensation

The Company accounts for all stock-based awards to employees, including grants of employee stock options, stock appreciation rights, restricted stock and restricted stock units, as compensation based on the fair value of the award at the grant date and amortizes the grant date fair value to expense over the requisite service period, which is generally the vesting period. The Company determines the fair value of restricted stock and restricted stock units as the grant date fair value of Blackhawk stock and determines the fair value of stock options and stock appreciation rights using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield and the expected life of options and appreciation rights in order to arrive at a fair value estimate. Stock-based employee compensation expense is classified in the Operating expenses line items corresponding to the applicable employee compensation expenses.

The Company’s Board of Directors (the “Board”) periodically determines and establishes the fair value of the Company’s stock. Because there has been no public market for Blackhawk common stock prior to April 18, 2013, the Board determined the fair value of Blackhawk common stock at the time of grant by considering a number of objective and subjective factors, including discounted cash flow analysis, comparable company analysis, regular periodic valuations from an independent third-party valuation firm, overall market conditions, and the Company’s current, historical and expected future operating performance. This approach is consistent with the methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The factors considered by the Board include periodic independent third-party valuation analyses, which are based upon a combination of market and income approaches. Under the market approach, consideration is given to pricing information for similar public companies, referred to as the guideline public company method, and to relevant transactions involving the sales of similar companies, called the mergers and acquisitions method. The income approach discounts expected future cash flows to their present value at a discount rate based upon our weighted-average cost of capital that considers the risk free rate, as well as risks associated with an investment in the business. The projections used in connection with the market and income valuation approaches were based on the Company’s expected operating results and cash flows over the forecast period. In determining the enterprise value, the Company has historically placed relatively equal weighting on the guideline public company method, the mergers and acquisitions method and the income approach. Since 2011, the Company weighted its valuation 100% on the guideline public company method due to the number of public company comparables, how closely they relate to the Company, the Company’s consistently positive EBITDA generation and the expected EBITDA growth over the next few years. The Company’s peer group comprises a number of U.S.-based publicly traded companies primarily focused on prepaid cards and processing of electronic payment transactions. There is inherent uncertainty and subjectivity in these fair value estimates. If different peer companies, discount rates and other assumptions had been used, the valuations would have been different.

2. Fair Value Measurements

For disclosure purposes, the Company measures certain assets, liabilities and equity instruments at fair value on a recurring basis. The table below summarizes the fair value of these assets, liabilities and equity instruments as of March 23, 2013 and December 29, 2012 (in thousands):

	March 23, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$19,035	$19,035
Redeemable equity	$—	$—	$36,196	$36,196

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents Money market mutual funds	$91,000	$—	$—	$91,000
Liabilities
Contingent consideration	$—	$—	$18,947	$18,947
Redeemable equity	$—	$—	$34,997	$34,997

Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.

Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. The Company did not classify any amounts within Level 2 as of March 23, 2013 or December 29, 2012.

In the 12 weeks ended March 23, 2013, there were no significant transfers between Level 1 and Level 2.

Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

Contingent Consideration – The fair value of contingent consideration is determined using a discounted cash flows methodology with discount rates ranging from 0.3% to 9.2% as of March 23, 2013, which reflect the time value of money, non-performance risk, the risk due to the uncertainty in the cash flows and the Company’s estimated probability of achieving the relevant financial and operational milestones. A significant decrease (increase) in the Company’s credit standing, an increase (decrease) in the risk due to the uncertainty in the cash flows or a decrease (increase) in the Company’s estimate of the probability of achieving the relevant financial and operational milestones could materially decrease (increase) the fair value of contingent consideration. Contingent consideration is recorded in Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheets.

The change in fair value of contingent consideration classified as Level 3 for the 12 weeks ended March 23, 2013 is as follows (in thousands):

2013
Contingent Consideration
Balance as of December 29, 2012	$18,947
Increase in fair value of contingent consideration	578
Settlements	(490)

Balance as of March 23, 2013	$19,035

The increase in the fair value of the business acquisition liability is recognized in General and administrative expense, is presented as a non-cash adjustment to net income in the accompanying condensed consolidated statements of cash flows and reflects the changes in the passage of time, expected timing of the contingent payments and the Company’s estimate of the probability of achieving the applicable financial and operational milestones. Settlements reflect the resolution of the contingency based on achievement of financial and operational milestones, and $0.5 million was payable as of March 23, 2013. Settlements of $1.4 million resulting from fiscal 2012 financial and operational results were paid during the 12 weeks ended March 23, 2013 and are presented as a financing outflow at the acquisition-date fair value in the accompanying condensed consolidated statements of cash flows.

Redeemable Equity – The redemptive value of instruments classified as Redeemable equity is based on the fair value of Blackhawk common stock, as determined by the Board, which is based in part on periodic independent third-party valuation analysis. Factors considered in the valuation of Blackhawk common stock include comparable company EBITDA multiples, which range from 2.5 to 33.2 at March 23, 2013 and management’s assumption of where in that range market participants would price Blackhawk common stock, as well as the Company’s weighted-average cost of capital, which includes observable inputs such as risk-free interest rates, equity risk premium, industry Beta, small-stock risk premiums and the U.S. prime rate. A significant change in any of the foregoing factors could materially affect the fair value of Blackhawk common stock and thereby the valuation of Redeemable equity.

The change in fair value of Redeemable equity classified as Level 3 for the 12 weeks ended March 23, 2013 is as follows (in thousands):

2013
Redeemable Equity
Balance as of December 29, 2012	$34,997
Additions	1,808
Settlements	(609)

Balance as of March 23, 2013	$36,196

For Redeemable equity, additions result from the vesting of equity awards, which are accreted from Retained earnings, and the exercise of stock options. Settlements reflect the Company’s satisfaction of the put right whereby the shares become treasury shares, the purchase of surrendered options upon cashless exercise and the purchase of restricted stock units.

As a result of the Offering, the put rights of these equity instruments were terminated and accordingly the Company reclassified Redeemable equity to Stockholders’ equity.

3. Income Taxes

The Company’s effective tax rates were 55.1% and 40.3% for the 12 weeks ended March 23, 2013 and March 24, 2012, respectively. The effective rate for the 12 weeks ended March 23, 2013 was higher primarily due to an operating loss in one of the Company’s foreign subsidiaries for which the Company did not recognize an income tax benefit.

During the 12 weeks ended March 23, 2013, the Company received a ruling from the Internal Revenue Service (“IRS”) that permits the current deduction of a content provider fee that was previously amortized for the Company’s tax provision. As a result, the Company reclassified $8.1 million of deferred tax assets to income tax receivable from Parent and reduced its unrecognized tax benefit position by $4.4 million. The Company will collect the resulting net receivable of $3.7 million from Safeway when Safeway settles such amounts with the IRS. The gross unrecognized benefit at March 23, 2013 was $2.7 million.

Effective December 30, 2012, the Company and Safeway amended their tax sharing agreement (“TSA”). The Company does not believe that the terms of the amended TSA will materially affect the Company’s consolidated financial statements.

As a result of the Offering, the Company will no longer be included in Safeway’s federal tax return and certain state and local tax returns, and will begin to file tax returns and settle amounts due directly with such tax authorities. The Company will settle amounts due to or from Safeway related to fiscal periods prior to the Offering pursuant to the terms of the TSA and will continue to be included with Safeway in certain state and local tax returns and settle such amounts pursuant to the TSA. The Company does not expect that the change in tax status or settlement terms will materially affect its consolidated financial statements.

4. Commitments and Contingencies

Legal Matters

There are various claims and lawsuits arising in the normal course of business pending against the Company, some of which seek damages and other relief which, if granted, may require future cash expenditures. Management believes that any resulting liability would not materially affect the Company’s consolidated financial statements taken as a whole.

Commitments

From time to time, the Company enters into contracts containing provisions that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to contracts with issuing banks, under which the Company is responsible to the banks for any unrecovered overdrafts on cardholders’ accounts. Because the indemnity amounts associated with these types of agreements are not explicitly stated, the maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has paid limited amounts for overdrafts on cardholders’ accounts and has not been required to make payments under other contingent obligations.

5. Related-Party Transactions

Effective December 30, 2012, the Company and Safeway amended their distribution agreements to, among other things, extend the term to December 31, 2017 and increase the amount of Distribution partner commissions expense paid to Safeway.

In January 2013, the Company and Safeway increased the Company’s line of credit from Safeway from $25.0 million to $50.0 million and extended the term through February 2016.

6. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the period and the impact of securities that if exercised, would have a dilutive effect on EPS.

The Company computes EPS under the two-class method, which is a method of computing EPS when an entity has both common stock and participating securities. Nonvested stock is considered a participating security because it contains rights to receive nonforfeitable dividends at the same rate as common stock. Under the two-class method, the calculation of basic and diluted EPS excludes the income and distributions attributable to participating securities. Additionally, the weighted average shares outstanding exclude the impact of participating securities.

The following table provides reconciliations of net income and shares used in calculating basic EPS to those used in calculating diluted EPS (in thousands except per share amounts):

	12 Weeks Ended
	March 23, 2013	March 24, 2012
Net income attributable to Blackhawk Network Holdings, Inc.	$346	$2,875
Distributed and undistributed earnings allocated to participating securities	(56)	(73)

Net income attributable to common stockholders	$290	$2,802

Weighted-average common shares outstanding—Basic	50,011	50,039
Common share equivalents	909	654

Weighted-average common shares outstanding—Diluted	50,920	50,693

Earnings per share—Basic	$0.01	$0.06

Earnings per share—Diluted	$0.01	$0.06

For the 12 weeks ended March 23, 2013, distributed and undistributed earnings allocated to participating securities included approximately $49,000 of payments for the dividend declared by the Company’s Board of Directors on December 14, 2012 to holders of nonvested stock which vested during the 12 weeks ended March 23, 2013.

7. Subsequent Events

On April 1, 2013, the Company effected a 1-for-2 reverse stock split (the “Reverse Split”) by filing an amendment to its Certificate of Incorporation with the Delaware Secretary of State. As a result of the Reverse Split, the Company also adjusted the share amounts under its employee incentive plans and common stock and warrant agreements with third parties. All numbers of common shares and per common share data in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Split and the amendment to the Certificate of Incorporation.

As discussed in Note 1, on April 24, 2013, the Company completed the Offering of 11,500,000 shares of the Company’s Class A common stock. In conjunction with the Offering, the Company issued 406,957 shares of Class B common stock as a result of the net exercise of a warrant to purchase 750,000 shares at an exercise price of $10.52 per share. Of the shares issued, 172,431 shares were sold in the Offering and accordingly converted to Class A common shares. The Company also issued 20,423 shares of Class B common stock as a result of the exercise of outstanding options at a weighted average exercise price of $6.78 per share, all of which shares were sold in the Offering and accordingly converted to Class A common shares. The Company received $0.1 million in cash as a result of the exercise of these options.

As a result of the Offering, the put and call rights with respect to 1,069,665 shares of Class B common stock issued to a distribution partner and a warrant to purchase 750,000 shares of Class B common stock issued to another distribution partner were terminated. The termination of the call rights eliminated the performance conditions of these equity instruments, and, accordingly, the Company expensed the remaining unamortized fair value of $6.0 million at the time of the Offering, determined as the excess of the Offering price of $23.00 per share over the put price of the common stock of $18.90 per share or the exercise price of the warrant of $10.52 per share, less amounts previously expensed, with an offsetting increase to Additional paid-in capital. Additionally, the Company reclassified Warrant and common stock liabilities related to these put rights of $27.1 million to Additional paid-in capital. The Offering also terminated the restriction on the cash that the Company had received for purchase of the Class B common stock issued to the distribution partner, and therefore the Company reclassified Restricted cash of $9.0 million to Cash and cash equivalents.

On April 2, 2013, in conjunction with extending marketing and distribution services agreements with two distribution partners, the Company issued fully vested warrants to purchase 750,000 shares and 1,500,000 shares, respectively, at an exercise price of $20.00 per share with no service or performance conditions. As a result of the Offering, these warrants will become exercisable on October 16, 2013, which is 181 days after the date on which our registration statement filed in connection the Offering was declared effective by the SEC. The Company measured the fair value of the warrants as of the date of the Offering and recorded the full value of the award in Additional paid-in capital with an offset to Intangible assets and will amortize the assets over the term of the related marketing and distribution services agreements to Sales and marketing expense.

On March 28, 2013, the Company’s Board of Directors (the “Board”) approved the 2013 Equity Incentive Award Plan (the “2013 Plan”) to permit the issuance of up to 3,000,000 shares. Under the terms of the 2013 Plan, the Company may award stock options, stock appreciation rights, restricted stock and restricted stock units to various Blackhawk employees. Additionally, on March 26, 2013, the Board granted 653,750 stock options at an exercise price of $20.00 per share and 188,750 shares of restricted stock to various Blackhawk employees. The Board had previously granted 184,500 stock options at an exercise price of $20.00 per share and 39,500 shares of restricted stock during the 12 weeks ended March 23, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on April 18, 2013 (the “Prospectus”).

Forward Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed or referenced in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

Blackhawk Network Holdings, Inc., together with its subsidiaries (“we,” “us” or “our”), is a majority-owned subsidiary of Safeway Inc. (“Safeway” or “Parent”). We are a prepaid payment network utilizing proprietary technology to offer a broad range of gift cards, other prepaid products and payment services. Our payment network supports our three primary constituents: consumers who purchase the products and services we offer, content providers who offer branded products that are redeemable for goods and services, and distribution partners who sell those products. Our product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable (“GPR”) cards and our reload network (collectively “prepaid products”). We offer gift cards from leading consumer brands (known as “closed loop”) as well as branded gift cards from leading network card associations such as American Express, MasterCard and Visa (known as “open loop”) and prepaid telecom products offered by prepaid wireless telecom brands. We also distribute GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, our proprietary GPR card. We operate a proprietary reload network named REloadit, which allows consumers to reload funds onto certain of their previously purchased GPR cards. We distribute products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as “distribution partners”) in North America, Europe, Australia and Asia.

Quarterly Results of Operations and Seasonality

Seasonal consumer spending habits, which are most pronounced in December of each year as a result of the holiday selling season, significantly affect our business. We believe this seasonality is important to understanding our quarterly operating results. A significant portion of gift card sales occurs in late December of each year during the holiday selling season. As a result, we earn a significant portion of our revenues, net income and cash flows during the fourth quarter of each year. We also experience an increase in revenues, net income and cash flows during the second quarter of each year, which we primarily attribute to the Mother’s Day, Father’s Day and graduation gifting season and the Easter holiday. Depending on when the Easter holiday occurs, the associated increase could occur in either the first or second quarter. Additionally, operating income may fluctuate significantly during the first three fiscal quarters due to lower revenues and timing of certain expenses during such fiscal periods. As a result, quarterly financial results are not necessarily reflective of the results to be expected for the year, any other interim period or other future year.

Revenue Recognition

Description of Our Revenues

Commissions and Fees—Commissions and fees consist of content provider commissions, consumer purchase fees, GPR load and reload fees and other transaction-based commissions. We account for total commissions and fees as revenues. The portion we pay to our distribution partners is accounted for as Distribution partner commissions in operating expenses.

•

Content Provider Commissions—We earn the majority of our revenues from commissions paid by content providers for the marketing and distribution of their prepaid cards, which we refer to as closed loop gift cards. For closed loop gift cards and prepaid telecom cards, our commissions are based on a contractual percentage of the aggregate load value of the cards recognized during a defined period. This contractual percentage is individually negotiated with each content provider and is generally a fixed percentage. After a closed loop gift card or telecom card is activated, we have no further service obligations and recognize the commissions received as revenue at the time of activation.

•

Purchase Fees—We generate a portion of our revenue from fees related to open loop gift cards, including our proprietary Visa gift card, American Express and MasterCard network-branded gift cards and general-purpose reloadable (“GPR”) cards provided by Green Dot and NetSpend, the industry leaders in this product category, as well as PayPower, our proprietary GPR card. The consumer pays a purchase fee upon activation of a network-branded card or the initial load to the GPR card. These purchase fees vary based on the type of card purchased and the dollar amount of the load transaction. We serve as the program manager, in conjunction with the issuing banks, for our proprietary Visa gift card and PayPower GPR card and have ongoing customer service obligations after card activation. We recognize revenue for our proprietary Visa gift card purchase fee ratably in proportion to the historical redemption patterns of the card portfolio over the estimated life of the card (currently 12 months), which presently results in the recognition of approximately 90% of the purchase fee within four months of card activation. We recognize the initial load fee on the PayPower GPR card on a straight-line basis over the estimated life of the card (currently four months). For the American Express and MasterCard network-branded gift cards and the Green Dot and NetSpend branded GPR cards, we receive a contractual percentage of the consumer purchase fee, which is recognized as revenue at the time of card activation as we have no future customer service obligations.

•

Reload Fees—The consumer pays a purchase fee and we earn the fee when consumers reload funds onto their PayPower GPR card or another GPR card through our REloadit network. Revenue is recognized when the reload is processed.

•

Transaction-Based and Other Fees—We receive transaction-based fees from certain telecom partners related to the use of our proprietary network. These fees vary with usage or volumes and are recognized at the time our network is accessed. We also receive fees for certain services related to our local, regional and sports team card programs, such as balance tracking, customer service calls and financial settlement. Revenue is recognized in the period the services are performed.

Program, Interchange, Marketing and Other Fees—Program, interchange, marketing and other fees consist of post-activation program management fees, settlement network interchange fees, marketing revenues from our content providers, GPR service fees and other fees.

•

Post-Activation Program Management Fees—We receive a program management fee from our issuing banks related to our proprietary Visa gift card. This fee is based on a contractually stated percentage of load value and represents a portion of our compensation for the overall management and customer support of our proprietary Visa gift card program. The fees are deferred and recognized over the estimated life of the card in proportion to historical redemption patterns. The fee percentage is subject to quarterly renegotiation and may be adjusted based on recent changes in the underlying redemption patterns, escheat obligations, regulations and other factors that change the underlying economics of the card portfolio.

•

Interchange Fees—We earn payment network fees related to the cardholder’s usage of our proprietary Visa gift card and PayPower GPR card. Merchants are charged by our issuing banks at varying rates established by Visa. These fees are contractually passed through to us by the issuing banks net of any fees paid to Visa. We recognize revenues when cardholders make purchases.

•

Marketing Revenues—We receive funds from our content providers to promote their prepaid cards throughout our distribution partner network. We generally recognize revenue ratably over the period of the related marketing campaign.

•

GPR Service Fees—We earn a monthly fee and other transaction-based service fees on our PayPower GPR card. These consumer-paid service fees are collected by reducing the card balance and are recognized as revenue at the time the card balance is reduced.

•

Other Fees—In some instances, we may receive a portion of other fees such as account maintenance, interchange or referral fees for open loop cards and GPR cards other than our proprietary Visa gift card and PayPower GPR card. We also receive fees related to Safeway-branded gift cards and certain local, regional and sports team card programs. Typically, these fees are recognized when earned. For one open loop content provider, we receive a fee, under deferred payment terms, based on a percentage of load value and pay the content provider a fee (a portion of which is also under deferred payment terms) for meeting certain activation targets. We recognize the net amount of these fees upon activation.

Product Sales—Product sales consist of our card production sales, secondary card market sales and telecom handset sales.

•

Card Production—We provide card design, development and third-party production services for certain content providers that are separate from the standard content provider contract. We outsource the physical card production to a third party and charge the content provider actual cost plus a margin for managing this process. Revenue is recognized when the cards are received by our content providers, at our distribution partners’ locations or by us at our third-party warehouse.

•

Secondary Card Market—We generate revenue through our wholly-owned subsidiary Cardpool, Inc. (“Cardpool”) by acquiring previously owned closed loop gift cards at a discount from load value and then selling them at a mark-up over our costs (but still at a discount to load value) to consumers. Revenue is recognized when the cards are delivered to the purchaser.

•

Telecom Handsets—We earn revenue from the sale of telecom handsets to our distribution partners to facilitate and supplement the sale of our prepaid telecom content providers’ airtime cards. Revenue is generally recognized upon handset shipment to or receipt by the distribution partner based upon the shipping terms.

Description of Our Expenses

Distribution Partner Commissions—Distribution partner commissions represent the amounts paid to members of our distribution partner network for their distribution services related to our content providers’ cards and our proprietary Visa gift card and PayPower GPR card. We compensate our distribution partners by paying them a negotiated share of the commission we receive from our content providers or the consumer purchase fee associated with open loop cards.

Processing and Services—Processing and services costs are the direct costs of generating Commissions and fees, and Program, interchange, marketing and other fees and include costs of development, integration, maintenance, depreciation and amortization of technology platforms; card distribution, fulfillment, merchandising and fixture displays; card production primarily for our Visa gift card and PayPower GPR card; data communication costs; customer support services; quality assurance functions; risk monitoring services; third-party processing; data center facilities costs and compensation costs for processing and services personnel.

Sales and Marketing—We incur costs, both discretionary and contractual, in the form of marketing allowances, direct advertising campaigns, general marketing and trade promotions to promote content providers’ prepaid cards and our Visa gift card and PayPower GPR card at our distribution partner locations. Sales and marketing expenses consist of program marketing and advertising costs, distribution partner program development expenses, compensation and travel costs for marketing and sales personnel, communication costs, mark-to-market charges related to equity instruments issued to certain distribution partners, facilities costs and outside consulting fees.

Costs of Products Sold—Costs of products sold include the direct costs of card production efforts, the costs to acquire previously issued prepaid cards and other direct costs related to our Cardpool secondary gift card market business and costs to acquire telecom handsets.

General and Administrative—General and administrative expenses include compensation and benefits for administrative staff, corporate facilities costs, telecommunications costs and professional service fees.

Key Operating Statistics

The following table sets forth key operating statistics that directly affect our financial performance for the 12 weeks ended March 23, 2013 and March 24, 2012:

	12 Weeks Ended
	March 23, 2013	March 24, 2012
	(in thousands, except percentages and average load transaction value)
Load value	$1,609,841	$1,308,380
Commissions and fees as a % of load value	9.0%	9.2%
Distribution partner commissions paid as a % of commissions and fees	66.4%	64.5%
Number of load transactions	36,806	32,696
Average load transaction value	$43.74	$40.02
Adjusted operating revenues(1)	$89,068	$73,795
Adjusted EBITDA(1)	$7,356	$9,909
Adjusted EBITDA margin(1)	8.3%	13.4%
Adjusted net income(1)	$1,874	$4,008

(1)	Our Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. These measures, however, should be considered in addition to, and not as a substitute for or superior to, operating revenues, operating income, operating margin, cash flows, or other measures of the financial performance prepared in accordance with GAAP. See Reconciliation of Non-GAAP Measures section below.

Load Value—Represents the total dollar amount of value loaded onto any of our prepaid products during the period. The dollar amount and volume of card sales directly affect the amount of our revenues and direct costs. We measure and monitor Load value by distribution partner channel and content provider program. The growth in Load value has been driven by increased consumer use of prepaid products, partly in response to distribution partner loyalty and incentive programs, expansion of product content and services we offer and expansion of Selling stores in our distribution partner network in the United States and internationally.

Commissions and Fees as a Percentage of Load Value—Represents the total amount of Commissions and fees recognized during the period as a percentage of Load value for the same period. Commissions as a percentage of Load value is generally higher for closed loop and telecom products than the purchase, load and reload fees as a percentage of Load value for open loop and GPR products. For certain GPR products, we do not earn Commissions and fees when funds are loaded or reloaded. As a result, overall Commissions and fees as a percentage of load value is directly affected by the mix of Load value among our closed loop, open loop and GPR product offerings. This metric helps us understand and manage overall margins from our product offerings.

Distribution Partner Commissions Paid as a Percentage of Commissions and Fees—Represents Distribution partner commissions expense divided by Commissions and fees revenue during the period. This metric represents the expense recognized for the share of content provider commissions and purchase or load fees we pay to our distribution partners as a percentage of total Commissions and fees revenue recognized during the period. Distribution partner commission share percentages are individually negotiated with our distribution partners and are independent of the commission rates negotiated between us and our content providers. The distribution partner commissions paid percentage is affected by changes in the proportion of Load value and resulting Commissions and fees revenue between distribution partners with differing share percentages and contractual changes to distribution partner share percentages.

Number of Load Transactions—Represents the total number of load transactions (including reloads) for all of our prepaid products during the period.

Average Load Transaction Value—Represents Load value divided by the Number of load transactions during the period.

Non-GAAP Measures—We regard Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income as useful measures of operational and financial performance of the business. We regard Adjusted EBITDA margin as an important financial metric that we use to evaluate the operating efficiency of our business. Adjusted EBITDA and Adjusted net income measures are prepared and presented to eliminate the effect of items from EBITDA and net income that we do not consider indicative of our core operating performance within the period presented. Adjusted operating revenues are prepared and presented to eliminate the commissions paid to our distribution partners. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Adjusted operating revenues. Our Adjusted operating revenues, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate these measures in the same manner as we do.

We believe Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income are useful to evaluate our operating performance for the following reasons:

•	adjusting our operating revenues for the commissions paid to our distribution partners is useful to understanding our operating margin;

•

EBITDA and Adjusted EBITDA are widely used by investors and securities analysts to measure a company’s operating performance without regard to items that can vary substantially from company to company and from period to period depending upon their financing, accounting and tax methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

•

Adjusted EBITDA margin provides a measure of operating efficiency based on Adjusted operating revenues and without regard to items that can vary substantially from company to company and from period to period depending upon their financing, accounting and tax methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

•

non-cash equity grants made to employees and distribution partners at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and the related expenses are not key measures of our core operating performance;

•

intangible asset amortization expenses can vary substantially from company to company and from period to period depending upon the applicable financing and accounting methods, the fair value and average expected life of the acquired intangible assets, the capital structure and the method by which the intangible assets were acquired and, as such, we do not believe that these adjustments are reflective of our core operating performance; and

•

non-cash fair value adjustments to contingent business acquisition liability do not directly reflect how our business is performing at any particular time and the related expense adjustment amounts are not key measures of our core operating performance.

Reconciliation of Non-GAAP Measures:

The following tables present a reconciliation of Total operating revenues to Adjusted operating revenues, a reconciliation of Net income to EBITDA and Adjusted EBITDA, a reconciliation of Operating income margin to Adjusted EBITDA margin and a reconciliation of Net income to Adjusted net income, in each case reconciling the most comparable GAAP measure to the adjusted measure, for each of the periods indicated.

	12 Weeks Ended
	March 23, 2013	March 24, 2012
	(in thousands, except percentages)
Adjusted operating revenues:
Total operating revenues	$185,050	$151,499
Distribution partner commissions	(95,982)	(77,704)

Adjusted operating revenues	$89,068	$73,795

Adjusted EBITDA:
Net income before allocation to non-controlling interest	$259	$2,875
Interest and other income	(277)	(407)
Interest expense	—	1
Income tax expense	318	1,940
Depreciation and amortization	4,727	3,939

EBITDA	5,027	8,348
Adjustments to EBITDA:
Employee stock-based compensation	1,634	1,020
Distribution partner mark-to-market expense(a)	117	463
Change in fair value of contingent consideration(b)	578	78

Adjusted EBITDA	$7,356	$9,909

Adjusted EBITDA margin:
Total operating revenues	$185,050	$151,499
Operating income	$300	$4,409
Operating margin	0.2%	2.9%
Adjusted operating revenues	$89,068	$73,795
Adjusted EBITDA	$7,356	$9,909
Adjusted EBITDA margin	8.3%	13.4%
Adjusted net income:
Net income before allocation to non-controlling interest	$259	$2,875
Employee stock-based compensation	1,634	1,020
Distribution partner mark-to-market expense(a)	117	463
Change in fair value of contingent consideration(b)	578	78
Amortization of intangibles(c)	181	182

Total pretax adjustments	2,510	1,743
Tax expense on adjustments(d)	(895)	(610)

Adjusted net income	$1,874	$4,008

(a)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is settled or expired.
(b)	Adjustments to reflect a contingent business acquisition liability at its estimated fair value.
(c)	Non-cash expense resulting from the amortization of intangible assets.
(d)	Assumes our statutory tax rate adjusted for certain amounts that are not deductible for tax purposes.

Results of Operations

The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week periods ended March 23, 2013 and March 24, 2012.

The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 12 weeks ended March 23, 2013 and March 24, 2012.

	12 Weeks Ended March 23, 2013	% of Total Operating Revenues	12 Weeks Ended March 24, 2012	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$144,475	78.1%	$120,459	79.5%
Program, interchange, marketing and other fees	24,358	13.2%	19,406	12.8%
Product sales	16,217	8.8%	11,634	7.7%

Total operating revenues	185,050	100.0%	151,499	100.0%
OPERATING EXPENSES:
Distribution partner commissions	95,982	51.9%	77,704	51.3%
Processing and services	32,136	17.4%	26,115	17.2%
Sales and marketing	28,341	15.3%	21,826	14.4%
Costs of products sold	15,921	8.6%	11,528	7.6%
General and administrative	12,370	6.7%	9,917	6.5%

Total operating expenses	184,750	99.8%	147,090	97.1%
OPERATING INCOME	300	0.2%	4,409	2.9%
OTHER INCOME (EXPENSE):
Interest and other income	277	0.1%	407	0.3%
Interest expense	—	—%	(1)	—%

INCOME BEFORE INCOME TAX EXPENSE	577	0.3%	4,815	3.2%
INCOME TAX EXPENSE	318	0.2%	1,940	1.3%

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	259	0.1%	2,875	1.9%
Add: Loss attributable to non-controlling interest (net of tax)	87	—%	—	—%

NET INCOME ATTRIBUTABLE TO BLACKHAWK	$346	0.2%	$2,875	1.9%

12 Weeks Ended March 23, 2013 and March 24, 2012:

Operating Revenues

The following table sets forth our consolidated operating revenues for the 12 weeks ended March 23, 2013 and March 24, 2012.

	12 Weeks Ended
	March 23, 2013	March 24, 2012	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$144,475	$120,459	$24,016	19.9%
Program, interchange, marketing and other fees	24,358	19,406	4,952	25.5%
Product sales	16,217	11,634	4,583	39.4%

Total operating revenues	$185,050	$151,499	$33,551	22.1%

Commissions and Fees

Commissions and fees revenue increased 19.9%, or $24.0 million, to $144.5 million for the 12 weeks ended March 23, 2013 from $120.5 million for the 12 weeks ended March 24, 2012. This increase was primarily due to a 23.0%, or $301.5 million, increase in load value. Commissions and fees as a percentage of load value decreased 20 basis points, or 0.2 percentage points, from 9.2% from the 12 weeks ended March 24, 2012 to 9.0% for the 12 weeks ended March 23, 2013. The increase in load value was primarily due to a 12.6% increase in the total number of load transactions for the same periods reflecting improved store productivity in the United States, expansion internationally and a 9.3% increase in the average load transaction value primarily driven by tax refunds deposited onto our PayPower GPR cards. The decrease in Commissions and fees as a percentage of load value was attributable to the mix of prepaid products sold and is within the range of historical quarterly fluctuations experienced in fiscal year 2012.

Program, Interchange, Marketing and Other Fees

Program, interchange, marketing and other fees increased 25.5%, or $5.0 million, to $24.4 million in the 12 weeks ended March 23, 2013 from $19.4 million for the 12 weeks ended March 24, 2012. This increase was driven primarily by a 107%, or $1.6 million, increase in net interchange fees, a 25.9%, or $1.2 million, increase in marketing revenues, and a 15.7%, or $1.4 million, increase in program management fees related to open loop cards.

Product Sales

Product sales increased 39.4%, or $4.6 million, to $16.2 million in the 12 weeks ended March 23, 2013 from $11.6 million for the 12 weeks ended March 24, 2012. This increase was due to a 48.1%, or $4.1 million, increase in sales from Cardpool, which we acquired in the fourth quarter of 2011, a 25.7%, or $0.3 million, increase in telecom handset sales, and a 10.1%, or $0.2 million, increase in card production sales.

Operating Expenses

The following table sets forth our consolidated operating expenses for the 12 weeks ended March 23, 2013 and March 24, 2012.

	12 Weeks Ended
	March 23, 2013	March 24, 2012	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$95,982	$77,704	$18,278	23.5%
Processing and services	32,136	26,115	6,021	23.1%
Sales and marketing	28,341	21,826	6,515	29.8%
Costs of products sold	15,921	11,528	4,393	38.1%
General and administrative	12,370	9,917	2,453	24.7%

Total operating expenses	$184,750	$147,090	$37,660	25.6%

Distribution Partner Commissions

Distribution partner commissions expense increased 23.5%, or $18.3 million, to $96.0 million in the 12 weeks ended March 23, 2013 from $77.7 million for the 12 weeks ended March 24, 2012, primarily due to a 19.9%, or $24.0 million, increase in commissions and fees revenue. Distribution partner commissions expense as a percentage of commissions and fees revenue increased from 64.5% in the 12 weeks ended March 24, 2012 to 66.4% for the 12 weeks ended March 23, 2013 primarily due to increased commissions paid to Safeway as a result of amendments to our distribution partner agreements with Safeway (see Note 5 – Related-Party Transactions in the accompanying notes to the condensed consolidated financial statements) and changes to the distribution partner mix and the territories in which our products are sold. These amendments with Safeway increased the amount of Distribution partner commissions expense for the 12 weeks ended March 23, 2013 by $1.4 million as compared to what the expense would have been before the amendments.

Processing and Services

Processing and services expenses increased 23.1%, or $6.0 million, to $32.1 million in the 12 weeks ended March 23, 2013 from $26.1 million for the 12 weeks ended March 24, 2012. The increase is primarily due to a 12.6% increase in the total number of load transactions in the 12 weeks ended March 23, 2013 from the 12 weeks ended March 24, 2012. The $6.0 million increase includes $2.2 million in net employee and contractor compensation, benefits and travel related costs, $1.2 million in depreciation, equipment and data center lease expenses related to capitalized software projects and related hardware, $0.9 million in in-store fixture amortization and other fixture costs, $0.8 million in card production costs primarily for Visa gift and PayPower GPR cards, $0.5 million in supply chain costs and $0.4 million net increase in other costs. Processing and services expenses increased as a percentage of total operating revenue to 17.4% in the 12 weeks ended March 23, 2013 from 17.2% in the 12 weeks ended March 24, 2012 due to increased investments in our technology infrastructure.

Sales and Marketing

Sales and marketing expenses increased 29.8%, or $6.5 million, to $28.3 million in the 12 weeks ended March 23, 2013 from $21.8 million for the 12 weeks ended March 24, 2012. Program marketing and development expenses increased by $6.4 million from the 12 weeks ended March 24, 2012 to the 12 weeks ended March 23, 2013, partially offset by a $0.3 million decrease in mark-to-market expense related to equity instruments held by distribution partners. The remainder of the $0.4 million increase was attributable to increased employee compensation, benefits and travel related costs, partially offset by net decreases for other costs.

Costs of Products Sold

Costs of products sold increased 38.1%, or $4.4 million, to $15.9 million in the 12 weeks ended March 23, 2013 from $11.6 million for the 12 weeks ended March 24, 2012. Cardpool, which we acquired in the fourth quarter of 2011, accounted for $3.8 million of the increase. Also, telecom handset and other hardware costs increased by $0.4 million, and card production costs increased by $0.2 million. Costs of products sold decreased to 98.2% of product sales in the 12 weeks ended March 23, 2013 compared to 99.1% in the 12 weeks ended March 24, 2012 primarily due to an increase in Cardpool’s gross margin percentage, partially offset by a decrease in gross margin percentage for telecom handsets.

General and Administrative

General and administrative expenses increased 24.7%, or $2.5 million, to $12.4 million in the 12 weeks ended March 23, 2013 from $9.9 million for the 12 weeks ended March 24, 2012, primarily due to a $1.1 million increase in employee compensation, benefits and travel related costs, a $0.9 million increase in bad debt expense and a $0.5 million increase in the fair value of the Cardpool contingent acquisition liability.

Other Income (Expense) and Income Tax Expense

The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 12 weeks ended March 23, 2013 and March 24, 2012.

	12 Weeks Ended
	March 23, 2013	March 24, 2012	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest and other income	$277	$407	$(130)	-31.9%
Interest expense	—	(1)	1	-100.0%

Total other income (expense)	$277	$406	$(129)	-31.8%
INCOME TAX EXPENSE	$318	$1,940	$(1,622)	-83.6%
EFFECTIVE TAX RATE	55.1%	40.3%	14.8%

Other Income (Expense)

Other income (expense) consists of interest and other income, other non-operating gains (losses) and interest expense. Interest and other income is earned primarily on Overnight cash advances to Parent balances and is calculated based on average overnight commercial paper rates. Interest and other income has fluctuated with the amount and duration of the Overnight cash advances to Parent and changes in commercial paper rates.

Income Tax Expense

Income tax expense, deferred income taxes and income taxes receivable and payable are calculated assuming that we file a hypothetical stand-alone income tax return for both federal and state purposes. We have historically been included in Safeway’s consolidated group for U.S. federal income tax purposes and in certain consolidated, combined or unitary groups for state and local income tax purposes. We are also party to a tax sharing agreement with Safeway, or the TSA, which is generally designed to approximate the tax liability that for (i) U.S. federal income tax purposes, would be incurred if we filed our own federal consolidated income tax return separate from the Safeway consolidated group and (ii) state and local income tax purposes, would represent our proportionate share of the tax liability shown due on any state or local combined, consolidated or unitary state or local income tax return filed by Safeway in which we or any of our subsidiaries were included.

Our effective tax rate in the 12 weeks ended March 23, 2013 was 55.1%, compared to 40.3% in the 12 weeks ended March 24, 2012. Of the 14.8% increase, 15.3% was attributable to an operating loss in one of our foreign subsidiaries for which we did not recognize an income tax benefit, partially offset by a 0.5% decrease due to individually immaterial items.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the 12 weeks ended March 23, 2013 and March 24, 2012.

	12 Weeks Ended
	March 23, 2013	March 24, 2012
	(in thousands)
Net cash used in operating activities	$(541,805)	$(592,965)
Net cash provided by investing activities	448,753	467,121
Net cash used in financing activities	(2,318)	(87)
Effect of exchange rates on cash	(2,268)	1,078

Net decrease in unrestricted cash and cash equivalents	$(97,638)	$(124,853)

Free Cash Flow

Free cash flow is calculated as the net cash flow from operating activities adjusted to exclude the impact from changes in Settlement payables and Settlement receivables, less expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from gift card sales in late December, which we believe is useful to understanding our business. Please see “Liquidity and Capital Resources—Cash Flows from Operating Activities” for additional information. The following table sets forth our free cash flow for the 12 weeks ended March 23, 2013 and March 24, 2012.

	12 Weeks Ended
	March 23, 2013	March 24, 2012
	(in thousands)
Net cash used in operating activities	$(541,805)	$(592,965)
Decrease in settlement payables, net of settlement receivables	544,809	581,189

Net cash provided by (used in) operating activities, as adjusted	3,004	(11,776)
Expenditures for property, equipment and technology	(6,092)	(3,711)

Free cash flow (1)	$(3,088)	$(15,487)

(1)	Our Free cash flow is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. This measure, however, should be considered in addition to, and not as a substitute for or superior to cash flows or other measures of the financial performance prepared in accordance with GAAP.

Cash Flows from Operating Activities

A significant portion of gift card sales occurs in late December of each year during the holiday selling season. As a result, we earn a significant portion of revenues, net income and cash inflows during the fourth fiscal quarter of each year and remit the majority of the cash, less commissions, to our content providers in January of the following year. The timing of our fiscal year-end, December holiday sales and the related January cash settlement with content providers significantly increases our Cash and cash equivalents, Overnight cash advances to Parent, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. The cash settlement with our content providers in January accounts for the majority of the use of cash from operating activities in our condensed consolidated statements of cash flows during our first three fiscal quarters. As a result, the year over year comparison of cash generated by operating activities and total changes in cash can vary significantly. Please see “Liquidity and Capital Resources—Free Cash Flow” for additional information.

The $541.8 million of net cash used in operating activities in the 12 weeks ended March 23, 2013 resulted from $0.3 million of net income, the adjustment for non-cash operating expenses of $11.1 million (including $4.7 million for depreciation and amortization, $4.2 million for program development cost amortization, $1.6 million for employee stock-based compensation, $0.6 million for a mark-to-market increase in the fair value of the Cardpool contingent acquisition liability, and $0.1 million for distribution partner mark-to-market expense, partially offset by $0.2 million change in receivables allowances) and cash flow increases of $359.2 million, $21.1 million and $10.1 million from changes in settlement receivables, accounts receivable, current and long-term, and prepaid expenses and other current assets, and cash flow decreases of $904.0 million, $35.2 million, $2.3 million, $1.2 million and $0.8 million from changes in settlement payables, accounts payable and accrued liabilities, income taxes, net, other assets and other liabilities, respectively.

The $593.0 million of net cash used in operating activities in the 12 weeks ended March 24, 2012 resulted from $2.9 million of net income, the adjustment for non-cash operating expenses of $8.3 million (including $3.9 million for depreciation and amortization, $3.9 million for program development cost amortization, $1.0 million for employee stock-based compensation and $0.5 million for distribution partner mark-to-market expense, partially offset by a $1.0 million change in receivables allowances), cash flow increases of $139.1 million, $6.7 million and $4.3 million from changes in settlement receivables, accounts receivable, current and long-term and prepaid expenses and other current assets, respectively, and cash flow decreases of $720.3 million, $29.5 million, $3.2 million and $1.1 million from changes in settlement payables, accounts payable and accrued liabilities, other assets and other liabilities, respectively.

Cash Flows from Investing Activities

We advance a portion of our U.S. cash balances at the end of every day to our Parent, which invests these amounts in overnight investments. As of March 23, 2013 and March 24, 2012 Overnight cash advances to Parent were $40.0 million and $128.0 million, respectively. However, the average daily Overnight cash advances to Parent during the 12 weeks ended March 23, 2013 and March 24, 2012 were $138.7 million and $203.0 million, respectively. Other than the change in Overnight cash advances to Parent, net cash used in investing activities consisted almost entirely of expenditures for property, equipment and technology of $6.1 million and $3.7 million for the 12 weeks ended March 23, 2013 and March 24, 2012, respectively.

Cash Flows from Financing Activities

The net cash used in financing activities for the 12 weeks ended March 23, 2013 was $2.3 million, primarily consisting of a payment of $1.4 million for our Cardpool acquisition liability, $0.5 million related to the exercise and/or repurchase of employee equity awards and $0.3 million for costs related to our initial public offering. The net cash used in financing activities for the 12 weeks ended March 24, 2012 was related to the repurchase of employee equity awards and common stock and was insignificant to our overall cash flows.

Off- Balance Sheet Arrangements

From time to time, we enter into contracts containing provisions that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to contracts with our card-issuing banks, pursuant to which we are responsible to the banks for any unrecovered overdrafts on cardholders’ accounts. Historically, overdraft amounts on cardholders’ accounts have been insignificant and are paid as incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hedge this exposure as, to date, it has not been significant. We also have exposure to interest rate risk to the extent we invest our cash with third-party financial institutions. The majority of our cash has been invested with our Parent through overnight advances. Investments with third-party financial institutions have not been significant.

Interest Rate Risk

We are exposed to interest rate risk associated with the investment of available cash. We invest available cash in conservative short-term instruments and are primarily subject to changes in short-term interest rates.

Currency Risk

We currently have international operations in countries which include Australia, Canada, Mexico, the United Kingdom and other countries in the European Union. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in foreign exchange translation gains and losses. We had unrealized foreign currency translation gains of approximately $1.0 million in the 12 weeks ended March 24, 2012 and unrealized foreign currency translation losses of $1.3 million in the 12 weeks ended March 23, 2013. Our realized foreign transaction gains and losses were immaterial in the 12 weeks ended March 23, 2013 and March 24, 2012. If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results of operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 23, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 23, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of business, including the matters described below. Although the outcome of any pending matters, including the matters described below, and the amount, if any, of our ultimate liability and any other forms of remedies with respect to these matters, cannot be determined or predicted with certainty, we do not believe that the ultimate outcome of these matters will have a material adverse effect on our business, results of operations or financial condition.

We have been the subject of other claims and litigation in the past, and could be the subject of additional litigation and regulatory or judicial proceedings or investigations in the future.

For example, a trademark opposition proceeding was filed with the Trademark Trial and Appeal Board on January 3, 2012, challenging our right to register the trademark PayPower (PowerPay LLC v. Blackhawk Network, Inc., Opposition No. 91203215). We presently expect the matter to be resolved by early 2014. Although the outcome of this proceeding may affect whether or not we are or will be entitled to use the PayPower mark in the U.S., we do not expect the resolution of the proceeding to have a material adverse effect on our business or financial condition.

Our industry has seen an increase in patent litigation in recent years, as there are a wide array of patents and pending patent applications related to the technologies used in the prepaid industry. As a result, third parties have asserted infringement claims against many participants in the prepaid industry. One example is a litigation being prosecuted against a number of our content providers: Alexsam, Inc. v. Best Buy Co., Inc. et al, filed in the United States District Court for the Eastern District of Texas in March 2010, alleging patent infringement in connection with activation of prepaid cards. Alexsam was successful in other patent litigation in 2011. The defendants have denied the claims and are vigorously defending the infringement allegations. An initial consolidated trial upheld the validity and enforceability of the Alexsam patents in early May 2013. Separate infringement trials are set to begin later in May 2013 and continue into July 2013. We believe that a judgment or settlement with Alexsam that would have a material adverse effect on our business, results of operations or financial condition is currently not probable. In addition, due to a number of factors including the complexity of the case, number of entities involved and unpredictability of the outcome, we believe that the range of reasonably possible losses is not estimable. However, if Alexsam succeeds, our content providers (including those not subject to the litigation) may be required to pay past and future royalties or future license fees (and may rely on us for indemnification of some of those payments) which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business and Industry

We may not be able to grow at historic rates in the future, if at all.

Our revenues have grown rapidly, increasing from $577.7 million in 2010 to $959.1 million in 2012, representing a compound annual growth rate of 28.8%. There can be no assurance that we will be able to continue our historic growth rates in future periods. Our ability to maintain and grow our business depends on a number of factors, many of which are outside our control. These include:

•	changes in consumer preferences and demand for the products and services that we offer;

•	our ability to retain and attract new customers, both in-store and online;

•	our ability to maintain and expand our distribution network;

•	our ability to maintain and expand the supply and variety of products and services that we distribute and offer;

•	our ability to increase the productivity of our distribution partners’ stores, including through in-store execution of marketing, loyalty and merchandising programs;

•	our ability to anticipate and adapt to technological changes in the industry, as well as to develop new technologies to deliver our product and service offerings;

•	our ability to maintain our relationships with issuing banks and other industry participants;

•	pricing pressure in the face of increasing competition and other market forces;

•

regulatory changes or uncertainty that increase compliance costs, decrease the attractiveness of the products and services we offer or make it more difficult or less attractive for us, our distribution partners or our content providers, including issuing banks, to participate in our industry; and

•

consumer acceptance of our product and services offerings in international markets, and our ability to grow our international operations and manage related regulatory compliance and foreign currency risk.

Even if we are successful in increasing our operating revenues through our various initiatives and strategies, we may experience a decline in growth rates and/or an increase in expenses, which could have a material adverse effect on our business, results of operations and financial condition.

Our operating revenues may decline if we lose one or more of our top distribution partners, fail to maintain existing relationships with our distribution partners or fail to attract new distribution partners to our network, or if the financial performance of our distribution partners’ businesses declines.

The success of our business depends in large part upon our relationships with distribution partners, including Safeway. During 2012, 2011 and 2010, Safeway was our largest distribution partner, measured by operating revenues, and represented approximately 12.2%, 14.5% and 16.6% of our operating revenues, respectively, and our top four largest distribution partners excluding Safeway (each also a conventional grocery retailer), represented approximately 35.6%, 36.4% and 35.8% of our operating revenues, respectively.

Many of our distribution partner agreements are subject to renewal every three to five years. Upon expiration of their agreements with us, our distribution partners may enter into relationships with our competitors instead of renewing their agreements with us, renew their agreements with us on less favorable terms or establish direct relationships with our content providers. There is no assurance that we will be able to continue our relationships with these distribution partners on the same terms, or at all, in future periods. Among other things, many of our distribution partner agreements, including our agreement with Safeway, contain varying degrees of exclusivity for us as the provider of prepaid products in their stores, and it is important to our competitive positioning to maintain those exclusive relationships. Our operating results could be materially and adversely affected if any of our significant distribution partners terminates, fails to renew or fails to renew on similar or more favorable terms, its agreement with us. In addition, exclusive relationships between potential distribution partners and our competitors as well as other commercial arrangements may make it difficult for us to attract new distribution partners to our network.

The success of our business also depends on the continued success of our distribution partners’ businesses. Accordingly, our operating results may fluctuate with the performance of our partners’ businesses, including their ability to maintain and increase consumer traffic in their stores.

We rely on our content providers for our product and service offerings, and the loss of one or more of our top content providers or a decline in demand for their products, or our failure to maintain existing exclusivity arrangements with content providers or to attract new content providers to our network, could have a material adverse effect on our business, results of operations and financial condition.

The success of our business depends, in large part, on our ability to offer a wide array of quality content. Our agreements with our content providers generally range from one to three years in length. There can be no assurance that we will be able to negotiate a renewal of those agreements on satisfactory terms or at all. Some of these agreements also permit the content providers to terminate their agreements with us prior to expiration if we fail to meet certain operational performance standards, among other reasons. In addition, we distribute the open loop gift and reloadable products of certain of our competitors, such as American Express, Green Dot and NetSpend. These content providers may choose to cease doing business with us for competitive or other reasons.

Many of our content provider agreements specify varying degrees of exclusivity for Blackhawk as a third-party distributor. Failure to maintain the same level of exclusivity of any of our agreements, whether upon renewal with our content providers or otherwise, could adversely affect our business, results of operations and financial condition. The exclusive arrangements that we have been able to negotiate vary widely, and in many instances exclusivity is limited to particular channels, such as conventional grocery retailer channels, or more narrowly. Our content providers with limited or no exclusivity arrangements may decide to establish direct relationships with our distribution partners or use other third-party distributors to sell through existing or other channels. Our content providers may also eliminate their third-party distribution relationships entirely and offer their cards only in their own physical and online retail locations. Certain of our content providers represent a significant portion of our revenues, one of which represented 12% in 2012.

Some of our contracts with content providers require a guarantee of our payment obligations by Safeway, our parent company. These guarantees were to expire upon certain events, such as the consummation of our initial public offering. Some of these guarantees have recently been extended for various periods to allow for us to provide other adequate security or demonstrate sufficient financial viability to eliminate the need for such guarantees. Failure to provide adequate security or our failure to demonstrate our independent financial viability to certain content providers, or to any new content providers who may require security in the future, may adversely affect our ability to maintain our relationships with our content providers or adversely affect our cash flows.

Our ability to grow our business depends, in large part, on our ability to expand our product offerings by adding new content providers. Exclusive relationships between other content providers and our competitors may make it more difficult for us to attract new content providers to our network. In addition, some of our agreements with content providers prohibit us from offering products of those providers’ competitors. If we are not able to attract new content providers due to exclusivity arrangements, competitive factors or otherwise, our business may suffer.

The success of our business is heavily dependent on consumer demand for our content providers’ products and services. Any factors negatively affecting our content providers or their industries, including those discussed elsewhere in this “Risk Factors” section, could have a material adverse effect on our business, results of operations and financial condition.

We rely on relationships with card issuing banks for services related to products for which we act as program manager, and our business, results of operations and financial condition could be materially and adversely affected if we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us.

We rely on issuing banks for critical services, such as membership in the Visa card association and provision of Federal Deposit Insurance Corporation, or FDIC, insured depository accounts tied to our program-managed GPR cards. MetaBank is one of the issuing banks for our proprietary GPR products and open loop products and, in 2011, was the issuing bank for substantially all of our proprietary open loop gift and GPR products. If our relationship with MetaBank deteriorates, it could hinder our ability to grow our business and have a material adverse effect on our business, results of operations and financial condition.

According to the public disclosures of MetaBank, a Supervisory Directive issued in 2010 by the Office of Thrift Supervision, or the OTS, now the Office of the Comptroller, or the OCC, and a Cease and Desist Order issued in July 2011, require MetaBank to obtain prior written approval of the OCC in order to, among other things, enter into any new third-party relationship agreements concerning any credit or deposit product (including prepaid access), materially amend any such existing agreements and publicly announce any new third-party relationship agreements or material amendments to existing agreements. These directives and orders have limited or prevented our ability to offer MetaBank-issued cards to new distribution partners. If, as a result of the 2010 Supervisory Directive, the 2011 Cease and Desist Order or further OCC actions, MetaBank is unable to continue to service our existing needs or support our future growth, we may be forced to move our cards issued through MetaBank to another issuing bank.

Although we recently entered into an agreement with University National Bank as a second issuing bank for proprietary Visa gift cards and with The Bancorp Bank, or Bancorp, as a second issuing bank for Visa-branded GPR cards, there can be no assurance that we will be able to reduce the risk associated with our reliance on MetaBank. We continue to use MetaBank as the issuing bank for a substantial majority of our proprietary Visa gift cards, and we cannot provide any guarantee that we will continue to achieve comparable financial terms related to these programs if we are required, or elect, to reduce or eliminate our issuances through MetaBank. Further, we may not be able to renew our existing agreements with issuing banks or enter into relationships with additional banks on acceptable terms, or at all, in which case we would incur significant transition and other costs and expenses, and users of our products and services could be significantly affected. In addition, there has been increased regulatory scrutiny of products and services that are offered by issuing banks (including our issuing banks) in conjunction with third parties. To the extent that our bank-issued products become the subject of such regulation, we may face increased compliance costs and limits on our product offerings, among other consequences. If any material adverse event were to affect MetaBank, University National Bank, Bancorp or any other issuing bank with whom we have a relationship, including a decline in their financial condition, a decline in the quality of their services, loss of their deposits, their failure or inability to comply with applicable banking and financial regulatory requirements (including the 2010 Supervisory Directive or further regulatory actions), a systems failure or their inability to pay us fees or outstanding receivable balances, then our business, results of operations and financial condition could be materially and adversely affected.

If our distribution partners fail to actively and effectively promote our products and services, our future growth and results of operations may suffer.

Substantially all of our operating revenues are derived from sales of our products and services at the locations of our distribution partners. Our success depends heavily on the retail execution of our distribution partners in promoting the prepaid products supplied by our content providers, which we can facilitate but do not control. For example, the in-store placement and size of our prepaid card displays, as well as the marketing and merchandising efforts of our distribution partners for our products and services, all have an impact on the number and load value of products and services sold. Although we advise our distribution partners concerning optimal display of the card content, our contracts allow distribution partners to exercise significant discretion over the placement and promotion of our products in their stores. In addition, those of our distribution partners who only have basic displays of our products may not be willing or able to implement enhanced displays and marketing efforts, which could significantly harm our ability to grow our business. If our distribution partners give more favorable placement or promotion to the products and services of our competitors, or otherwise fail to effectively market our products and services, our results of operations may suffer.

Historically, inclusion of our products and services in certain of our distribution partners’ customer loyalty programs has resulted in significant increases in sales of our products and services for certain of such partners. An important part of our growth strategy is to continue to implement and expand these loyalty programs. However, customer participation in these loyalty programs may decline, or our distribution partners may fail to adopt new loyalty programs that include our distributed products and services, change their existing loyalty programs in a manner that reduces or eliminates inclusion of our products and services or reduces the programs’ effectiveness or terminate their existing loyalty programs altogether. For example, some of these loyalty programs provide for discounts on gasoline. To the extent fuel prices decline or our distribution partners reduce the discount, customer participation in these loyalty programs may also decline. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly and increasingly regulated environment, and failure by us or the businesses that participate in our distribution network to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

We and our content providers and distribution partners are subject to a wide variety of federal, state, local and foreign laws and regulations. This legal and regulatory landscape has significantly expanded and has become increasingly complex in recent years, and we expect such trends to continue. These laws and regulations presently include, among others:

•	federal anti-money laundering laws and regulations, including the USA PATRIOT Act, the Bank Secrecy Act, anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations;

•	federal and state consumer protection laws and regulations;

•	state unclaimed property laws and money transmitter licensing requirements; and

•	foreign jurisdiction payment services industry regulations.

Costs of compliance or penalties for failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The laws and regulations applicable to our business, and to the businesses of our content providers and distribution partners, are often unclear and may differ or conflict between jurisdictions, rendering compliance difficult and costly. Failure by us and our regulated subsidiaries or businesses that participate in our distribution network to comply with all applicable laws and regulations could result in fines and penalties, limitations on our ability to conduct our business, or governmental or third-party actions. Regulatory agencies in these matters may seek recovery of large or indeterminate amounts or seek to have aspects of our business or that of our business partners modified or suspended. The outcome of regulatory proceedings or investigations is difficult to predict. Any fines, penalties or limitations on our business could significantly harm our reputation with consumers and other program participants, as well as the reputation of the banks that issue open loop cards that we manage, any and all of which could materially and adversely affect our business, operating results and financial condition, including potentially decreasing acceptance and use of, and loyalty to, our products and services. In addition, if our content providers and distribution partners have adverse experiences resulting from regulatory compliance obligations arising from their relationships with us, they may seek to curtail, terminate or adversely modify those relationships, which could harm our business, operating results and financial condition. In addition, we perform various compliance functions on behalf of our issuing banks, and any failure to perform those functions properly could result in contractual claims brought against us by our issuing banks.

We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business.

We are subject to the Bank Secrecy Act, or the BSA, as amended by the USA PATRIOT Act, or the Patriot Act. Our wholly-owned subsidiary, Blackhawk Network California, Inc., is a registered money services business subject to reporting requirements related to anti-money laundering compliance obligations arising under the Patriot Act and its implementing regulations. A more aggressive enforcement of the BSA and other federal anti-money laundering and terrorist financing prevention laws or more onerous regulation could increase our or our distribution partners’ compliance costs or require changes in, or place limits upon, the products and services we offer, which in turn could have a material adverse effect on our business, results of operations and financial condition.

In the event that we were to become a provider of prepaid access in the future, either due to a change in Financial Crimes Enforcement Network’s, or FinCEN’s, position or our introduction of new products and services, we would be required to comply with the requirements of FinCEN’s Prepaid Access Rule as they apply to providers of prepaid access, which include obligations to obtain personal identifying information for each person that purchases a prepaid access product through our programs and retain access to such information for five years after the last use of such product, serve as a central source of information for law enforcement and file reports of suspicious transactions with the U.S. Treasury Department. Registration as a provider under the Prepaid Access Rule would result in increased costs and diversion of resources away from our core operations.

If any of our content providers is unwilling or unable to make any required operational changes to fall within the exclusions provided under the Prepaid Access Rule, we would no longer be able to distribute such products of the content provider for sale through our program without our or our retail distribution partners taking on an obligation to comply with the Prepaid Access Rule in full. Moreover, the compliance costs and risks associated with the Prepaid Access Rule may discourage content providers and distribution partners from participating in our network, which could have a material adverse effect on our business, results of operations and financial condition. In addition, abuse of our prepaid products for purposes of money laundering or terrorist financing could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition. Please see the risk factor titled “Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us and reduce the use and acceptance of our prepaid access products and services” for additional information.

Abuse of our prepaid products for purposes of financing sanctioned countries or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition.

We are subject to an array of federal anti-terrorism and anti-bribery legislation such as a series of laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the Foreign Corrupt Practices Act. Abuse of our prepaid products for purposes of financing sanctioned countries or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition. Increasing regulatory scrutiny of our industry with respect to terrorist financing or corruption could result in more aggressive enforcement of such laws or more onerous regulation, which could increase our compliance costs or require changes in, or place limits upon, the products and services we offer, and which in turn could have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition.

We are subject to federal regulation aimed at consumer protection. For example, the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or the CARD Act, imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates and prepaid cards. We believe that GPR cards and the maintenance fees charged on our GPR cards are exempt from these requirements under an express exclusion for cards that are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the distribution partner or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. We provide our distribution partners with instructions and policies regarding the display and promotion of our GPR cards so that retailers do not market our GPR cards as gift cards. For example, we instruct retailers to separate or otherwise distinguish our GPR cards from gift cards on their displays. However, we do not control our distribution partners and cannot assure that they will comply with our instructions and policies. If displayed incorrectly, it is possible that our GPR cards would lose their eligibility for this exclusion from the CARD Act requirements, and therefore could be deemed to be in violation of the CARD Act, which could result in the imposition of fines, the suspension of our ability to offer GPR cards, civil liability, criminal liability and the inability of our issuing banks to apply certain fees to our GPR cards, each of which could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, on May 24, 2012, the Consumer Financial Protection Bureau, or the CFPB, published an advance notice of proposed rulemaking regarding GPR cards, in which the CFPB posed a series of questions relating to potential application of certain provisions of the Electronic Funds Transfer Act and Regulation E (such as those related to disclosure requirements, periodic reporting, error resolution procedures and liability limitations) to GPR products. While we believe that it is appropriate to apply a limited set of Regulation E provisions to GPR products that are intended for repeated self-use, other components of Regulation E compliance (such as those that would require obtaining customer information at the time of sale) would be highly disruptive to our distribution partners’ business and may materially increase our or our distribution partners’ costs of operation or disrupt our business. For that reason, we have advocated for alternative methods of providing account transaction information currently used by many payroll card providers, such as information available by telephone or online. However, there can be no assurance that the ultimate rule will adopt the position we have advocated. Other aspects of Regulation E compliance could impose additional obligations on our issuing banks or us, which could increase our costs of operations or make our issuing banks unwilling to engage in the GPR business.

We may become subject to further regulation by the CFPB, which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act. On July 17, 2012, the CFPB issued a final rule defining certain nonbank “larger participants” in markets for consumer financial products or services. It is uncertain whether the CFPB will include money transmission, check cashing and prepaid cards within the definition of larger participant as well as what criteria and which thresholds should be used to define larger participants. At this time, we are not certain whether we will be considered a larger participant under the CFPB’s final rules. It is possible that the CFPB could propose and adopt rules that would give the CFPB regulatory, supervisory and enforcement powers over us. The CFPB can obtain cease and desist orders, which may include orders for restitution or rescission of contracts as well as other kinds of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated the Dodd-Frank Act or CFPB regulations, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the type of cease and desist orders available to the CFPB. Expanded CFPB jurisdiction over our business may increase our compliance costs and risks, which could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, failure by us to comply with federal and state privacy and information safeguard laws could result in fines and penalties from regulators and harm to our reputation with our customers and business partners, all of which could have a material adverse effect on our business, results of operations and financial condition.

Failure by us to comply with federal banking regulation may subject us to fines and penalties and our relationships with our issuing banks may be harmed.

We are subject to federal banking regulation through our relationships with our issuing banks. The GPR cards and certain open loop products for which we serve as program manager are the products of MetaBank, University National Bank, The Bancorp Bank and U.S. Bank, which we refer to collectively as our issuing banks and which are subject to various federal and state laws and regulation by a number of authorities, including the OCC, FRB, the FDIC, and the Delaware Office of the State Bank Commissioner. As a third-party service provider to our issuing banks, we are subject to regulation and audit and examination by the OCC, FRB and FDIC. As an agent of our issuing banks, we are considered “institution-affiliated parties” of our issuing banks and subject to the enforcement jurisdiction of these federal banking agencies for our activities in that capacity. To the extent that we fail to comply with such federal banking regulations, we may incur fines and penalties and our relationships with our issuing banks may be harmed, all of which could have a material adverse effect on our business, results of operations and financial condition.

Costs of compliance or penalties for failure to comply with or changes in state unclaimed property laws and regulations and changes in state tax codes could have a material adverse effect on our business, financial condition and results of operations.

State unclaimed property laws require that card issuers track information on our card products and services and that, if customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction. We are directly responsible for compliance with state unclaimed property laws in connection with our REloadit business. We have also agreed to provide information to our issuing banks on card usage to enable them to comply with unclaimed property laws with respect to our bank-issued products. For such products, we or our issuing banks are required to remit unredeemed funds to certain states pursuant to unclaimed property laws, although not all such state laws apply to unredeemed prepaid products.

States periodically revise their unclaimed property laws to increase state revenues relating to collection of unclaimed property, which may adversely affect our business. We have derived approximately 1% of our revenues in each of the last three fiscal years from consumers’ failure to redeem prepaid products that we or Safeway issue. We also earn supplemental fees from the banks that issue our program-managed open loop gift cards that may be adversely impacted to the extent that unredeemed funds on such products become increasingly subject to state unclaimed property laws. Such fees represented 3.9%, 4.3% and 4.1% of total revenues in 2012, 2011 and 2010, respectively.

In addition, states may also revise their tax codes to introduce new or higher taxes relating to our products and services, and these actions, individually or in the aggregate, could adversely affect our margins and make our products and services less attractive to consumers.

If we fail to maintain our existing money transmitter licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.

Most states regulate the business of sellers of traveler’s checks, money orders, drafts and other money instruments, which we refer to collectively as money transmitters. While a large number of states expressly exempt banks and their agents from regulation as money transmitters, others purport to regulate the money transmittal businesses of bank agents or do not extend exemptions to non-branch bank agents. We have historically taken the position that state money transmitter statutes do not apply to our core prepaid card distribution business. Nonetheless, in connection with our open loop business, we rely on the money transmitter licenses of our Blackhawk Network California, Inc. subsidiary in connection with our bank-issued products in some of those states; and our core distribution business, Blackhawk Network, Inc., is licensed in connection with gift card distribution in two states, Maryland and West Virginia.

In connection with our REloadit business, our Blackhawk Network California, Inc. subsidiary is a licensed money transmitter in most U.S. jurisdictions. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have determined that we do not need to be licensed in connection with our current businesses. If our regulated subsidiaries fail to maintain their existing licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.

Changes in laws and regulations to which we are subject, or to which we may become subject in the future, may materially increase our costs of operation, decrease our operating revenues and disrupt our business.

Changes in laws and regulations may occur that could:

•	impair or eliminate our ability to conduct certain aspects of our business;

•	increase our compliance and other costs of doing business;

•	require significant product redesign or systems redevelopment;

•	render our products or services less profitable, obsolete or less attractive compared to competing products;

•	affect our distribution partners’ or content providers’ willingness to do business with us or operate in our industry;

•	reduce the amount of revenues that we derive from unredeemed prepaid products; and

•	discourage distribution partners from offering, and consumers from purchasing, our prepaid products.

Any of these events could have a material adverse effect on our business, results of operations and financial condition. In light of current economic conditions, legislators and regulators have increased their focus on the banking and consumer financial services industry. As a result, in recent years there has been a significant increase in the regulation of the prepaid industry that is intended to protect consumers and help detect and prevent money laundering, terrorist financing and other illicit activities.

At both the federal and state level, there are recent changes and proposed changes to existing laws and regulations that would limit the fees or interchange rates that can be charged or refine the disclosures that must be provided with respect to our products and services or expand the point-of-sale data collection that is required when prepaid cards are sold, all of which have increased, and may in the future increase, our costs and decrease our operating revenues. For example, the provisions of the Dodd–Frank Act known as the Durbin Amendment gave the FRB the power to regulate debit card interchange fees. On June 29, 2011, the FRB issued its final rule that set a cap, which took effect on October 1, 2011, on the interchange fee an issuer can receive from a single debit card transaction (21 cents plus 5 basis points multiplied by the amount of the transaction); and the rule allows an issuer to raise its interchange fees by as much as one cent if it implements certain fraud-prevention measures. GPR cards, including certain of our GPR products, and smaller issuing banks, including some of our issuing banks, are exempt from the rule. However, to the extent that one or more of our GPR products or issuing banks lose their exempt status, the interchange rates applicable to transactions involving those GPR products or issuing banks could be impacted, which would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations. Please see risk factor titled “We rely on relationships with card issuing banks for services related to products for which we act as program manager, and our business, results of operations and financial condition could be materially and adversely affected if we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us.”

Additionally, the Durbin Amendment requires that certain prepaid access products be accessible through two unaffiliated payment networks, which we refer to as the network exclusivity requirement. The compliance deadline for the network exclusivity requirement for open loop gift and GPR cards was April 1, 2013, subject to certain exceptions with respect to reloads on GPR cards that were issued prior to April 1, 2013. We and the issuing banks and program managers for these products made certain changes in response to the requirement, which increased certain of our costs. However, on March 13, 2013, the Staff of the Board of Governors of the Federal Reserve System, or the Staff, issued certain “frequently asked questions”, or FAQs, relating to the network exclusivity requirement. We and the issuing banks and program managers have made further changes to address the FAQs, and we believe that the open loop gift and GPR cards that we distribute are in compliance with the network exclusivity requirement, as PINs are enabled on such products at the time of their activation. We and others in the prepaid industry have requested clarification from the Staff that our changes comply with the network exclusivity requirement. However, based on language in the FAQs, it is possible that the Staff or our issuing banks’ regulators may take the position that certain of the open loop gift and GPR cards that we distribute (representing a small percentage of our total revenues in fiscal 2012) are not in compliance with the network exclusivity requirement. If this were to occur, we or the issuing banks may be required to make additional changes with respect to these cards, which could increase our compliance costs or make these cards less attractive to our distribution partners or consumers, each of which could have an adverse effect on our business, results of operations and financial condition. In addition, recent changes and proposed changes to other laws and regulations may materially increase our costs of operation, decrease our operating revenues and disrupt our business.

We face intense competitive pressure, which may materially and adversely affect our revenues and profitability.

The prepaid industry is highly competitive. For our gift card and telecom products, we primarily compete with Interactive Communications International, or InComm, and Euronet. In the GPR card market, our PayPower GPR card currently competes with Green Dot and NetSpend cards, which we also distribute in selected locations. We operate a reload network, branded as the REloadit network, which currently competes with other reload networks, including those for Green Dot and NetSpend. Numerous other companies have announced their intention to enter the GPR card market. We also compete with a number of other industry participants in the United States and internationally in connection with prepaid card issuance, program management, prepaid product distribution, marketing and processing and secondary card exchange. We also face competition from companies who are developing new prepaid access technologies and from businesses outside of the prepaid industry, including traditional providers of financial services such as banks and money services providers, and card issuers that offer credit cards, private label retail cards and gift cards.

Many of our current or potential competitors have longer operating histories and greater name recognition than we do. Many also are substantially larger than we are, may have substantially greater financial or other resources than we have, may develop and introduce a wider or more innovative range of products and services than we offer or may implement more effective marketing strategies than we do, thus achieving broader brand recognition, customer awareness and market penetration. To stay competitive, we may need to decrease our commissions and fees earned from content providers, increase the commissions and incentives that we share with our distribution partners or make modifications to the agreements with our content providers and distribution partners that are not favorable to us, any of which could reduce or eliminate our profitability. Increased pricing pressure also increases the importance of cost containment and increased productivity in other areas, including through investments in technology development to support our network, and we may not succeed in these efforts.

Our failure to compete effectively against any of the foregoing competitive threats could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in our financial results from quarter to quarter could cause significant price swings in our Class A common stock.

Our revenues, expenses, operating results, liquidity and cash flows have fluctuated, and may in the future fluctuate, significantly from quarter to quarter due to a number of factors, many of which are outside our control. In addition to the effects of seasonality described below under the risk factor titled “Due to seasonal fluctuations in our business, adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations and financial condition,” factors that may contribute to these fluctuations include the following:

•	the addition or loss of one or more significant distribution partners or content providers;

•	consumer spending patterns and preferences;

•	general economic conditions affecting consumer spending;

•	the overall business condition of our distribution partners and content providers;

•	the development and expansion of new product and service offerings by our competitors;

•	changes in pricing and fee structures, whether driven by competitive factors, issuing banks, card associations, regulatory requirements or otherwise;

•	changes to our product and service offerings or changes in the way our products and services are sold, whether due to regulatory requirements or otherwise;

•	changes in our product and service mix;

•	changes in regulations or changes in interpretations of existing regulations;

•	the institution of new, or the adverse resolution of pending, litigation or regulatory investigations applicable to us;

•	business and service interruptions resulting from natural disasters, fraud or network infrastructure failures;

•	the timing of our distribution partners’ roll out of new programs and content; and

•	other factors discussed elsewhere in this “Risk Factors” section.

In addition to the factors described above, we have issued warrants to purchase shares of our Class B common stock that are carried at fair value and are required to be adjusted through earnings (marked to market) each reporting period. The fair value of these warrants is based on the value of our underlying Class B common stock. These mark-to-market adjustments could fluctuate significantly from quarter to quarter.

Our fiscal year consists of a 52- or 53-week period ending on the Saturday closest to December 31, and our fiscal quarters consist of three 12-week periods and one 16- or 17-week period ending on a Saturday. As a result, our fourth fiscal quarter of each year contains not only the holiday gifting season but also an extra four weeks (or five weeks for 53-week fiscal years) when compared to our first three fiscal quarters, a fact that exacerbates our quarterly fluctuations and makes it difficult to evaluate our operating results from quarter to quarter.

As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Any quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our Class A common stock to fluctuate significantly.

Due to seasonal fluctuations in our business, adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations and financial condition.

Seasonal consumer spending habits significantly affect our business. During 2012, we derived approximately 27% of our annual revenues in December. A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. As a result, we earn a significant portion of our revenues and generate a higher portion of our net income during the fourth fiscal quarter of each year. The timing of December holiday sales, cash inflows from our distribution partners and cash outflows to our content providers also results in significant but temporary increases in our cash flow and certain balance sheet items at the end of each fiscal year relative to normal daily balances. We also experience an increase in revenues and cash flows in the second fiscal quarter of each year, which we primarily attribute to the Mother’s Day, Father’s Day and graduation gifting season and the Easter holiday. Depending on when the Easter holiday occurs, the associated increase could occur in either our first or second fiscal quarter. Adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year.

Our closed loop and open loop gift card business could suffer if there is a decline in the attractiveness of gift cards to consumers.

Consumer demand for gift cards may stagnate or decline. Consumer perception of gift cards as impersonal gifts may become more widespread, which may deter consumers from purchasing gift cards for gifting purposes in general and through our distribution program in particular. This perception may increase to the extent that electronic gift cards become more prevalent. In addition, a move from traditional gift cards to other gifting technologies could harm our business, as discussed in the risk factor titled “Our failure to keep pace with the rapid technological developments in our industry and the greater electronic payments industry may materially and adversely affect our business, results of operations and financial condition.” Moreover, during periods of economic uncertainty and decline, consumers may become increasingly concerned about the value of gift cards due to fears that content providers may become insolvent and be unable to honor gift card balances. Finally, consumers may remain concerned about expiration dates, despite the fact that few gift cards are still subject to expiration. Decline or stagnation in consumer acceptance of and demand for gift cards, or a failure of demand to grow as expected, could have a material adverse effect on our business, results of operations and financial condition.

Our ability to increase our revenues from prepaid financial services products, including GPR cards, will depend, in large part, upon the success of the prepaid financial services industry.

We earn fees when GPR cards are loaded or reloaded through our network or are used by consumers. If consumers do not maintain or increase their usage of prepaid cards, our operating revenues may remain at current levels or decline. As the financial services industry evolves, consumers may find prepaid financial products and services such as GPR cards to be less attractive than traditional payment instruments, new products offered by others or other financial services. Prepaid financial products and services may fail to maintain or achieve greater popularity for any number of reasons, including the general perception of the prepaid industry, fees associated with the use of GPR cards, the potential for fraud in connection with these products, changes to these products from time to time, including those that result from new regulatory requirements, new technologies and a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment. Negative publicity surrounding other prepaid financial product and service providers could adversely affect our business or our industry as a whole. Predictions by industry analysts and others concerning the growth of prepaid financial services as an electronic payment mechanism may overstate the growth of an industry, segment or category, and investors should not rely upon them. The projected growth may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected, or if there is a shift in the mix of payment forms, such as cash, credit cards and traditional bank debit cards, away from our products and services, our business, results of operations and financial condition could be materially and adversely affected.

Our operating revenues could be materially and adversely affected by declines in consumer confidence, spending and preferences.

The prepaid industry depends upon the overall level of consumer spending. Prepaid card sales for gifting purposes are particularly dependent on discretionary consumer spending. Consumer spending may be adversely affected by general economic conditions, including consumer confidence, interest and tax rates, employment levels, salary and wage levels, the availability of consumer credit, the housing market and energy and food costs. The effects of these conditions on our business may be exacerbated by changes in consumer demand for prepaid products and services. Adverse economic conditions in the United States or other regions where we conduct business may reduce the number and load value of prepaid cards that are purchased or reloaded through our distribution network, the number of transactions involving those cards and the use of our reload network and related services, all of which could have a material and adverse effect on our business, results of operations and financial condition.

Our business depends on the efficient and uninterrupted operation of our transaction processing systems, including our computer network systems and data centers, and if such systems are disrupted, our business, results of operations and financial condition could be materially and adversely affected.

Our ability to provide reliable service to consumers, distribution partners and content providers depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our content providers, distribution partners and third-party processors. Our business involves the movement of large sums of money, the processing of large numbers of transactions and the management of the data necessary to do both. Our success depends on our ability and that of our partners and respective vendors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner.

Our transaction processing systems and websites (or those of our content providers, distribution partners or third-party processors) may experience service interruptions or degradation as a result of processing or other technology malfunction, software defects, technology installation difficulties or delays, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism or accident. Additionally, we rely on service providers for the timely transmission of information across our data network. If a service provider fails to provide the communications capacity or services we require, the failure could interrupt our services. In the event of a service interruption or degradation of our transaction processing systems, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur, or in the future we may determine to self-insure against some of these risks. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.

We and our content providers and distribution partners receive, transmit and store confidential customer and other information in connection with the sale and use of our prepaid products and services. The encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. The banks that issue our program-managed cards, as well as our other content providers, distribution partners and third-party processors, also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer information and/or card data, including theft of funds on the card or counterfeit reproduction of the cards.

A data security breach of our or our partners’ systems could lead to fraudulent activity involving our products and services, reputational damage, private claims or regulatory actions against us and increased compliance costs. Any such data security breach could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our business, results of operations and financial condition. Further, a significant data security breach could lead to additional regulation, which could result in new and costly compliance obligations. We may have to replace any issuing bank or third-party processor that has a security breach, which may not be possible on acceptable terms, or at all. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Although we have not experienced any material losses in connection with data security breaches discovered to date, rapid advances in computer capabilities and the increasing sophistication of hackers may expose us to significant losses in the future.

Litigation, investigations or regulatory examinations could lead to significant settlements, fines, penalties or compliance costs.

We are involved, and in the future may be involved, in various litigation and regulatory matters arising in the ordinary course of business. We are also subject to ongoing regulatory examinations related to our state money transmitter licenses. We may also be subject to other regulatory investigations from time to time. These matters can result in substantial costs and diversions of management time and other resources. While we do not anticipate any material negative outcomes related to these matters, we can provide no assurance that any pending or future matters will not have a material adverse effect on our business, results of operations and financial condition.

Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us and reduce the use and acceptance of our prepaid access products and services.

Criminals are using increasingly sophisticated methods to acquire or activate prepaid cards illegally or to use prepaid cards in connection with illegal activities. In addition, we are subject to the security vulnerabilities of third parties who provide transaction processing services to us or to our content providers and distribution partners. Furthermore, our Cardpool business subjects us to additional fraud risks associated with previously owned cards or with “merchandise credits.” Merchandise credits function much like a prepaid gift card once issued. Such credits may result from organized retail theft, typically in the form of returns of stolen or fraudulently obtained goods by organized groups of professional shoplifters, or “boosters,” who then convert such goods into merchandise credits, which are sometimes then exchanged for cash. To the extent that our content providers view the exchange of merchandise credits by our Cardpool business as contrary to their efforts to reduce organized retail crime, our relationships with those content providers may be adversely affected. Content providers may also change their merchandise credit practices in a way that hurts our business. In addition, law enforcement agencies have advised us of investigations into the exchange activities of various customers they believe to be involved in such organized retail crime. Although we have introduced enhanced anti-fraud and anti-crime measures, such as improved “know your customer” and suspicious activity reporting in connection with our Cardpool business in an effort to reduce our fraud risk and the risk of illegal activity (including money laundering) being associated with our Cardpool business, the outcome of investigations by law enforcement agencies is difficult to predict. The monetary and other impacts of these investigations and our ongoing risk management actions may remain unknown for a substantial period of time.

A single significant incident of theft or fraud, or results of these investigations involving customers of our business, or the prepaid industry or card exchange industry more generally, could also result in losses and reputational damage, which could in turn reduce the use and acceptance of the products and services that we offer, cause distribution partners, content providers or reload network participants to cease doing business with us, lead to civil or criminal proceedings and liability, lead to fines and penalties by the credit card associations or lead to greater regulation that would increase our or our partners’ compliance costs or increase our direct or indirect expenses associated with preventing and detecting both fraud and illegal activity. While we have not experienced any material losses in connection with fraudulent or illegal activities discovered to date, fraudulent or other illegal activities involving, or investigations relating to, our products and services, or any changes we make to our product and service offerings to prevent such activities, could have a material adverse effect on our business, results of operations and financial condition.

Prior to customers’ purchase of our gift card products and GPR cards, we, or our content providers or our distribution partners generally bear losses due to theft and fraudulent access based on whose card processing systems are at fault. Following activation, whether a cardholder bears the loss of any theft, fraudulent access or other loss of a card depends upon the issuer’s cardholder terms and conditions. We generally bear such losses to the extent that (a) we process or program manage the card, (b) the cardholder has registered the card, (c) the loss exceeds the amount for which the cardholder is responsible (with the cardholder’s responsibility ranging from zero to $500) and (d) the cardholder notifies us of the loss within the required timeframe.

Changes in card association rules or standards set by Visa, MasterCard and others, or changes in card association and debit network fees or products or interchange rates, could materially and adversely affect our business, financial condition and results of operations.

We and the banks that issue our program-managed cards are subject to Visa card association and debit network rules and standards. Noncompliance with these rules or standards due to our acts or omissions or the acts or omissions of businesses that work with us could subject us or our issuing banks to fines or penalties imposed by card associations or networks, and we may be required to indemnify the banks for the fines and penalties they incur. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have a material adverse effect on our business, results of operations and financial condition.

In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and have a material adverse effect on our business, results of operations and financial condition. A portion of the revenue derived from our proprietary open loop cards is derived from our share of the fees charged to merchants for services provided in settling transactions routed through the networks of the card associations and network organizations, referred to as interchange fees. The enactment of the Dodd-Frank Act required the FRB to implement regulations that have substantially limited interchange fees for many issuers of debit cards and prepaid cards. While we believe that the exemption from the limits imposed by the FRB available to small issuing banks, such as MetaBank, University National Bank and Bancorp, will apply to our program-managed cards, it remains possible that the card associations and network organizations could reduce the interchange fees applicable to transactions conducted by the holders of cards issued by these banks. If interchange rates decline, whether due to actions by the payment networks, our issuing banks or existing or future legislation, regulation or the interpretation or enforcement thereof, our business, results of operations and financial condition could be materially and adversely affected.

We may not be able to operate and scale our technology effectively to match our business growth.

Our ability to continue to provide our products and services to a growing number of content providers and distribution partners, as well as to enhance our existing products and services and offer new products and services, is dependent on our information technology systems. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions in system availability or performance and losses of our network participants. Any failure of our systems in scalability and functionality could have a material adverse effect on our business, results of operations and financial condition.

Our failure to keep pace with the rapid technological developments in our industry and the greater electronic payments industry may materially and adversely affect our business, results of operations and financial condition.

The electronic payments industry is subject to rapid and significant technological changes, including ongoing technological advancement in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce, and real-time reloading for prepaid telecom products, among others. We cannot predict the effect of technological changes on our business. We expect that new services and technologies applicable to the electronic payments industry will continue to emerge, and that these new services and technologies may be superior to, or render obsolete, the technologies and related business practices we currently use in our distributed products and services. Successful implementation of our strategy will depend in part on our ability to develop and implement technological changes and to respond effectively and quickly to changes in our industry.

We expect to invest in new technologies, services and infrastructure changes to further our strategic objectives, strengthen our existing businesses and remain competitive. These initiatives may be costly, could be delayed and may not be successful. In addition, in some areas, such as mobile interfaces, electronic gift card solutions and digital wallet integration, we may rely on strategic partners to develop or co-develop our solutions, or to incorporate our solutions into broader platforms for the electronic payments industry. We may not be able to enter into such relationships on attractive terms, or at all, and these relationships may not be successful. In addition, these partners, some of whom may be our competitors or potential competitors, may choose to develop competing solutions on their own or with third parties. Even if we or our partners are successful in developing new services and technologies, these new services and technologies may not achieve broad acceptance due to a variety of factors, including a lack of industry-wide standards, competing products and services or resistance to these changes from our content providers and distribution partners, third-party processors or consumers. In addition, we may not be able to derive revenue from these efforts.

Our future success will depend, in large part, upon our ability to develop new technologies and adapt to technological changes and evolving industry standards. These initiatives are inherently risky, and they may not be successful. The failure of these initiatives could have a material adverse effect on our business, results of operations and financial condition.

Changes in the telecom industry, consumers’ purchasing preferences and distribution partners’ support could cause our prepaid telecom business to decline.

We are subject to changes in the telecom industry, including changes in distribution strategies for carriers, that may reduce our market share. Our telecom providers may choose to distribute their products through other third-party distributors or establish physical or online distribution channels that allow them to reach consumers directly. For example, in 2011, one of our telecom providers decided to pursue a single supplier strategy in its wholesale market which resulted in the loss of a significant share of our wholesale telecom supply business to another distributor. Furthermore, certain carriers have designated “preferred” distributors for their products in certain channels. In the future, some carriers may de-emphasize or choose to exit the prepaid market, thus reducing the scope of our telecom offerings and overall profitability.

Our prepaid telecom offerings generally have been sold in an unassisted manner, as opposed to an assisted sales environment in which sales employees are available to answer questions and demonstrate product features and functionality. As handsets become more sophisticated, consumers may prefer purchasing their handsets in an assisted sales environment, which could lead to a shift in our business model toward assisted sales, resulting in increased costs, or cause sales of our prepaid telecom products to decline or grow at a slower rate than expected or not at all.

Our distribution partners may not devote sufficient retail space to effectively market our telecom products, in particular handset offerings that require significant display and secure inventory storage space as compared to prepaid cards. In addition, our distribution partners may choose to discontinue offering telecom products due to legislative and regulatory developments that result in additional costs or compliance burdens in the retail sales environment.

Assertions by third parties of infringement by us, our distribution partners or our content providers of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

The technologies used in the payments industry are protected by a wide array of patents and other intellectual property rights. As a result, third parties have in the past and may in the future assert infringement and misappropriation claims against us, our distribution partners or our content providers from time to time.

For example, on October 19, 2009, e2Interactive, Inc. and InComm, collectively, e2Interactive, filed a lawsuit against our subsidiary, Blackhawk Network, Inc., in Federal District Court in Wisconsin, asserting that Blackhawk infringed a patent held by e2Interactive relating to “methods, systems and computer programs for processing a stored-value-card transaction request in a card data-management system,” and seeking injunctive relief, damages in an unspecified amount and recovery of costs and attorneys’ fees. Although we believed the e2Interactive allegations were meritless, the jury found infringement and awarded damages to e2Interactive in the amount of $3.5 million for the period from August 2009 through February 2012, with no further payments due as the result of Blackhawk’s removal of certain lines of code in a computer program. We fully accrued for this award in fiscal 2011. In December 2012, the trial court rendered its final post-trial rulings, entering judgment for approximately $3.7 million and entering a permanent injunction prohibiting use of the removed code. While the damages represent an immaterial impact to Blackhawk’s financial results for the referenced periods, Blackhawk has appealed. The appeal remains pending.

In addition, in the past, we have received letters from various other parties claiming to have enforceable patent rights and asserting infringement of them by us. There can be no assurance that these assertions, or any such future assertions, will not result in liability or damages payable by us.

Our distribution partners may be subject to infringement or misappropriation claims that, if successful, could preclude the distribution partner from distributing our products and services. In addition, some of our agreements require that if claims related to our products and services are made against our distribution partners or content providers, we are required to indemnify them against any losses. For example, we are currently defending a number of our partners in connection with the matter Alexsam, Inc. v. Best Buy Co., Inc. et al., filed in the United States District Court for the Eastern District of Texas, alleging patent infringement in connection with activation of prepaid cards. Alexsam was successful in other patent litigation in 2011. The defendants in our case have denied the claims and are vigorously defending the infringement allegations. An initial consolidated trial upheld the validity and enforceability of the Alexsam patents in early May 2013. Separate infringement trials are set to begin later in May 2013 and continue into July 2013. If Alexsam succeeds, our content providers (including those not subject to the litigation) may be required to pay past and future royalties or future license fees (and may rely on us for indemnification of some of those payments) which could have a material adverse effect on our business, results of operations and financial condition.

Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management’s attention or involving us in costly and time-consuming litigation. If we are not successful in defending any such claim, we may be required to pay past and future royalties to use technology or other intellectual property rights then in use, we may be required to enter into a license agreement and pay license fees or we may be required to stop using the technology or other intellectual property rights then in use. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to adequately protect our brands and the intellectual property rights related to our distributed products and services, our competitive position could be harmed and we could be forced to engage in costly litigation to protect our rights.

Our success depends in part on developing and protecting our intellectual property and other proprietary rights in our technology, including various aspects of our card activation and management platform. In addition, the Blackhawk brand, our Gift Card Mall and our other proprietary product brands such as PayPower and REloadit are important to our business. We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality agreements to protect our intellectual property and other proprietary rights, all of which offer only limited protection. Some of our technology and other intellectual property may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

We face settlement risk from retailers that sell our distributed products and services.

Substantially all of our business is conducted through distribution partners. Our distribution partners collect payment from consumers and then remit these funds to us. In a limited number of cases, we have agreed to pay our closed loop content providers whether or not the distribution partners have paid us. In other limited cases, we have wholesale relationships where another party is responsible for collection of payments from merchants and subsequent remittance of such payments to us. In such cases, our settlement risk is increased due to reliance on these intermediaries.

For open loop products for which we act as program manager, we are liable for payments to the issuing bank whether or not the distribution partners have paid us. With respect to our REloadit Pack, as the issuer, we are responsible for payment to the consumer regardless of any nonpayment by distribution partners. With respect to telecom products other than handsets, we are liable for payments to the telecom provider regardless of any nonpayment by distribution partners.

Settlement risk is affected by the seasonality of our business and peaks at year-end as a result of the holiday selling season. As of March 23, 2013, we estimate that we had settlement risk of $18.9 million. We are not insured against these risks. We have in the past experienced settlement losses when an intermediary service provider failed to remit payment to us. These losses over the past three fiscal years have been immaterial except in 2010, when we experienced losses totaling $3.5 million, related to a single distribution partner. Significant settlement losses resulting from the adverse financial condition of our distribution partners or intermediaries or due to other factors could have a material adverse effect on our business, results of operations and financial condition.

We receive important services from third-party vendors, and replacing them would be difficult and disruptive to our business.

In addition to issuing banks, we rely on third-party vendors to provide certain services relating to our business, including customer service, warehousing and distribution, in-store merchandising, card production, transaction processing functions, customer verification services and credit validation. It would be difficult to replace some of our third-party vendors, in particular our sole warehousing and distribution provider for the United States and Canada and the software and service provider for our proprietary processing platform, in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If we are required to replace a vendor, we may not be able to do so on acceptable terms, or at all. Also, to the extent that any third-party vendor fails to deliver services, either in a timely, satisfactory manner, or at all, our business, results of operations and financial condition could be materially and adversely affected.

Future acquisitions or investments could disrupt our business and harm our financial condition.

We recently acquired a gift card exchange business, Cardpool. In the future, we may pursue other acquisitions or investments that we believe will help us achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

•	potentially increased regulatory and compliance requirements;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention of employees from the acquired company;

•	integration of employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resources and other administrative systems and operations into our systems and operations;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.

If we are unable to address these difficulties and challenges or other problems encountered in connection with our acquisition of Cardpool or any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business generally.

To the extent that we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses or impairment charges against goodwill on our balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our future success depends upon our ability to attract and retain key personnel.

We depend on a number of key personnel who have substantial experience relevant to the payments industry and our operations. All of our employees, including William Tauscher, our Chief Executive Officer, Talbott Roche, our President, and Jerry Ulrich, our Chief Financial Officer, are at-will employees, meaning they may terminate their employment with us at any time. Consequently, our future success will depend, to a significant extent, on our ability to identify, attract and retain key personnel, namely our management team and experienced sales, marketing, technical and systems management personnel, as well as finance, legal and compliance personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area, where our principal offices are located, and we may incur significant costs to attract and retain them. In addition, we may experience difficulty assimilating our newly hired personnel, which could have a material adverse effect our business, results of operations and financial condition. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to identify, attract and retain key personnel, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations.

We currently conduct business in the United States and 18 other countries (with our international business accounting for approximately 15% of our total revenues in 2012), and an important element of our business strategy is the expansion of our business in our existing and new international markets. We are subject to a number of risks related to our foreign operations, including:

•	challenges caused by distance, language and cultural differences;

•	multiple, conflicting and changing laws and regulations, and difficulties in understanding and ensuring compliance with those laws by our employees and business partners;

•	foreign currency fluctuations;

•	differing and potentially adverse tax laws;

•

higher costs associated with doing business internationally, such as costs associated with repatriating funds to the United States, administrative costs associated with payment settlement and other compliance costs related to doing business in foreign jurisdictions;

•	difficulties in staffing and managing international operations;

•	restrictions on the transfer of funds among countries and back to the United States;

•	differing levels of social and technological acceptance of prepaid products and services;

•	limitations on the level of intellectual property protection;

•	trade sanctions, political unrest, terrorism, war and epidemics or threats of any of these events;

•	lack of acceptance of our distributed products or of prepaid products generally;

•	the potential for disputes with our business partners; and

•	competitive environments that favor local businesses.

In addition, in certain markets, we have entered into and plan to enter into additional distribution agreements with local partners. Accordingly, our success in those markets depends, in large part, on the success of our commercial partners. We do not control those partners, and there is no assurance that they will devote the time or resources, or have the capability, necessary to make our expansion into new markets successful.

The materialization of these risks could harm our current international operations, as well as our expansion efforts, which could in turn have a material adverse effect on our business, results of operations and financial condition.

Our headquarters and one of our two data centers are located near known earthquake fault zones and in areas of elevated wild fire danger. The occurrence of an earthquake, fire or any other catastrophic event could disrupt our operations or the operations of third parties who provide vital support functions, which could have a material adverse effect on our business, results of operations and financial condition.

We and some of the third-party service providers on which we depend for various support functions, such as customer service, warehousing and distribution, card production, transaction processing functions, customer verification services and credit validation, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our principal offices and one of our data centers, for example, are situated in the San Francisco Bay Area near known earthquake fault zones and areas of elevated wild fire danger. If a catastrophic event were to occur, our ability to operate our business in the normal course could be seriously impaired. The measures we have taken to prepare for such an event may not be successful, and we may experience unforeseen problems unrelated to catastrophic events. In addition, we might not have adequate insurance to cover our losses resulting from catastrophic events or other significant business interruptions. Any significant losses that are not recoverable under our insurance policies, as well as the damage to, or interruption of, our infrastructure and processes, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Ongoing Relationship with Safeway

Control by Safeway severely limits the ability of our other stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders.

Following the completion of the initial public offering of our Class A common stock on April 24, 2013 (the “Offering”), Safeway owned no shares of our Class A common stock, but owned 93.6% of our outstanding Class B common stock, representing 91.0% of the combined voting power of our outstanding stock and 72.9% of the economic interest in our outstanding common stock. Accordingly, as it has since the inception of Blackhawk, Safeway is able to elect our entire board of directors and to exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval, including super-majority approval.

Until such time as Safeway beneficially owns shares of our common stock representing less than a majority of the voting rights of our common stock, Safeway has the ability to take stockholder action by written consent without calling a stockholder meeting and to approve amendments to our amended and restated certificate of incorporation and bylaws and to take other actions without the vote of any other stockholder. Stockholders other than Safeway are not able to affect the outcome of any stockholder vote during such time. As a result, Safeway has the ability to control all such matters affecting us, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies;

•	any determinations with respect to mergers, acquisitions and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities, including the issuance of additional equity securities;

•	corporate opportunities that may be suitable for us and Safeway, subject to the corporate opportunity provisions in our amended and restated certificate of incorporation, as described below;

•	determinations with respect to the enforcement of rights we may have against third parties, including with respect to intellectual property rights;

•	the payment of dividends on our common stock; and

•	the number of shares available for issuance under our stock plans for our existing and prospective employees.

This concentrated control limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. Safeway’s voting control may also discourage or block transactions involving a change of control of Blackhawk, including transactions in which a holder of our Class A common stock might otherwise receive a premium for shares over the then-current market price. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our Class A common stock to decline or prevent our stockholders from realizing a premium over the market price for their Class A common stock. Moreover, Safeway is not prohibited from selling a controlling interest in us to a third party and may do so without approval of holders of Class A common stock and without providing for a purchase of shares of Class A common stock. Accordingly, shares of Class A common stock may be worth less than they would be if Safeway did not maintain voting control over us.

We are a “controlled company” within the meaning of the NASDAQ Stock Market rules and, as a result, rely on exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Safeway controls approximately 91.0% of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ Stock Market corporate governance standards. Under the “controlled company” exemption to the independence requirements of the NASDAQ Stock Market, we are exempt from the rules of the NASDAQ Stock Market that require that our board of directors consist of a majority of independent directors, that our compensation committee consist solely of independent directors and that our nominating and governance committee consist solely of independent directors. The NASDAQ Stock Market requirement that our audit committee consist solely of independent directors does apply, subject to the phase-in provisions of the applicable listing requirements and the SEC’s rules. A director who is an independent member of both the Safeway board of directors and our board of directors is considered independent for this purpose.

Under the “controlled company” exemption, we are not required to have a majority of independent directors and our nominating and corporate governance and compensation committees do not need to consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Stock Market.

Conflicts of interest between us and Safeway could be resolved in a manner unfavorable to us and our stockholders.

Safeway’s interests may conflict with our interests and the interests of our other stockholders. Various conflicts of interest between us and Safeway could arise. Seven of our eight directors are current or former members of the board of directors or executive officers of Safeway and our chief executive officer serves on the board of directors of Safeway. Ownership interests of directors or officers of Safeway in the common stock of Blackhawk and ownership interests of our directors and officers in the common stock of Safeway, or a person’s service as either a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for Safeway and Blackhawk. These decisions could, for example, relate to:

•	corporate opportunities;

•	arrangements with our distribution partners, many of which are conventional grocery retailers that compete with Safeway;

•	the impact that operating decisions for our business may have on Safeway’s consolidated financial statements;

•	management stock ownership;

•	business combinations involving us;

•	our dividend policy; and

•	the intercompany services and arrangements between Blackhawk and Safeway.

Potential conflicts of interest could also arise if we enter into any new commercial arrangements with Safeway in the future. Our directors and officers who have interests in both us and Safeway may also face conflicts of interest with regard to the allocation of their time between Safeway and Blackhawk matters. Please see the risk factor titled “Our amended and restated certificate of incorporation could prevent us from benefiting from corporate opportunities that might have otherwise been available to us.”

These potential conflicts of interest may make it more difficult for us to favorably resolve disputes that arise between us and Safeway with respect to our past and ongoing relationships and could result in a significant reduction of our revenue. Disputes may arise between Safeway and us in a number of areas relating to our ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Safeway;

•	sales or distributions by Safeway of all or any portion of its ownership interest in us;

•	our ability to engage in activities with certain channel, technology or other marketing partners;

•	the nature, quality and pricing of services Safeway has agreed to provide us;

•	business opportunities that may be attractive to both Safeway and us; and

•	product or technology development or marketing activities which may require the consent of Safeway.

Furthermore, under the administrative cooperation agreement, we have agreed with Safeway to exchange information that had been regularly provided to the other party prior to the Offering as well as information that is reasonably necessary for certain specified purposes. Until Safeway is no longer required to consolidate our results of operations and financial position (determined in accordance with generally accepted accounting principles), we have agreed to use our reasonable best efforts to use the same independent registered public accounting firm selected by Safeway, to use reasonable best efforts to timely complete our audit and to provide Safeway with all required financial and other information.

Although we are party to a tax sharing agreement with Safeway under which our tax liabilities effectively may be determined as if we were not part of any consolidated, combined or unitary tax group of Safeway and/or its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups.

We have historically been included in Safeway’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include Safeway and/or certain of its subsidiaries for state and local income tax purposes. Under our tax sharing agreement, or TSA, which was amended and restated effective December 30, 2012, we and Safeway generally make payments to each other such that, with respect to U.S. federal income tax returns for any taxable period in which we or any of our subsidiaries are included in Safeway’s consolidated group for U.S. federal income tax purposes, the amount of taxes to be paid by us is determined, subject to certain adjustments, as if we and each of our subsidiaries included in such consolidated group filed our own consolidated federal income tax return. For state and local income tax purposes, the TSA provides that we and Safeway will generally make payments to each other such that, with respect to state and local income tax returns for any taxable period in which we or any of our subsidiaries are included in Safeway’s combined, consolidated or unitary group for state or local income tax purposes, the amount of taxes to be paid by us is determined, subject to certain limitations, by calculating the excess of any taxes shown due on any such return over the amount that would otherwise be due if the return were recalculated by excluding us and any of our included subsidiaries.

After the Offering, we are no longer included in the Safeway consolidated group for U.S. federal income tax purposes and for some state and local income tax purposes. However, each member of a consolidated group for U.S. federal income tax purposes during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some other jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we were included in the Safeway consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Safeway and/or its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.

In addition, if in the future Safeway decides to undertake a tax-free spin-off of our Class B common stock, under the TSA, we would generally be liable for, among other things, any taxes resulting from the failure of such spin-off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any act or failure to act by us or certain transactions involving us following a spin-off. If neither we nor Safeway are responsible for the failure of such spin-off to qualify as a tax-free distribution, we would each be liable for 50% of any resulting taxes. Any such tax liability could have a material adverse effect on our business and financial position.

If our commercial distribution agreements with Safeway expire or are renewed on less favorable terms, our business, financial conditions or results of operations could be materially and adversely affected.

Revenues generated under our distribution partner agreements with Safeway represented approximately 12.2% and 14.5% of our revenues during 2012 and 2011, respectively. Prior to 2013, the portion of the commissions that we retained pursuant to these agreements was higher than the portion of commissions that we retained pursuant to our other distribution partner agreements and reflected additional services that we provided to Safeway compared to other distribution partners. Effective December 30, 2012, our distribution partner agreements with Safeway were amended to, among other things, extend the term to December 31, 2017 and increase the share of commissions paid to Safeway. The term of these agreements are subject to earlier termination in the event of material breach, insolvency, operational failure of the Blackhawk information technology network or changes to the Blackhawk distribution program that have a material adverse effect on Safeway. The agreements automatically renew for successive five-year terms unless either party elects not to renew the agreements at least 12 months in advance of renewal. There can be no assurance that the agreements will continue to be renewed or, if so, that Safeway will agree to renew the agreements on existing terms. The expiration or termination of these agreements or renewal on less favorable terms to us could have a material and adverse effect on our business, financial condition or results of operations. Please see the risk factor titled “Our operating revenues may decline if we lose one or more of our top distribution partners, fail to maintain existing relationships with our distribution partners or fail to attract new distribution partners to our network, or if the financial performance of our distribution partners’ businesses declines.”

Our amended and restated certificate of incorporation could prevent us from benefiting from corporate opportunities that might have otherwise been available to us.

Our amended and restated certificate of incorporation contains provisions related to corporate opportunities that may be of interest both to us and Safeway. It provides that if a corporate opportunity is offered to:

•

one of our officers or employees who is also a director (but not an officer or employee) of Safeway, that opportunity will belong to us unless expressly offered to that person primarily in his or her capacity as a director of Safeway, in which case it will belong to Safeway;

•

one of our directors who is also an officer or employee of Safeway, that opportunity will belong to Safeway unless expressly offered to that person primarily in his or her capacity as a director of Blackhawk, in which case it will belong to us; and

•

any person who is either (1) an officer or employee of both us and Safeway or (2) a director of both us and Safeway (but not an officer or employee of either one), that opportunity will belong to Safeway unless expressly offered to that person primarily in his or her capacity as a director of Blackhawk, in which case it will belong to us.

In following these procedures, any person who is offered a corporate opportunity will have satisfied his or her fiduciary duties to us and our stockholders. In addition, our amended and restated certificate of incorporation provides that any corporate opportunity that belongs to us or Safeway, as the case may be, may not be pursued by the other, unless and until the party to whom the opportunity belongs determines not to pursue the opportunity and so informs the other party. Furthermore, so long as the material facts of any transaction between us and Safeway have been disclosed to or are known by our board of directors or relevant board committee, and the board or such committee (which may, for quorum purposes, include directors who are directors or officers of Safeway) authorizes the transaction by an affirmative vote of a majority of the disinterested directors, then, to the greatest extent permitted by law, Safeway will be deemed to have satisfied its fiduciary duties and will not be liable to us or our stockholders for any breach of fiduciary duty or duty of loyalty relating to that transaction. These provisions create the possibility that a corporate opportunity that may be pertinent to us could be used for the benefit of Safeway.

In order to preserve the ability of Safeway to distribute its shares of our Class B common stock on a tax-free basis, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.

Beneficial ownership of at least 80% of the total voting power and 80% of each class of nonvoting capital stock, if any, is required in order for Safeway to effect a tax-free spin-off of Blackhawk or certain other tax-free transactions. For the immediate future Safeway intends to use its majority voting interest to cause Blackhawk to retain the ability to engage in such a transaction. In order to maintain such an ability, Safeway may prevent us from issuing stock or other securities for capital raising purposes, as consideration for an acquisition or as equity incentives to our employees, which could cause us to forego capital raising or acquisition opportunities that would otherwise be available to us and may restrict our ability to incentivize our employees, thus potentially limiting our growth.

We are exposed to the unsecured credit risk of Safeway and also dependent on Safeway for cash management and short-term liquidity needs.

We have entered into a cash management and treasury services agreement with Safeway. This agreement sets forth the terms and conditions of the cash management and credit services provided to us by Safeway and permits Safeway to borrow cash from our operating accounts in excess of our immediate working capital and other operating requirements, calculated in accordance with the agreement, on an overnight basis to meet Safeway’s short-term funding requirements or to be otherwise invested on our behalf. These advances are made pursuant to unsecured promissory notes. In the event of any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceedings, holders of Safeway’s secured indebtedness will have prior claim to Safeway’s assets that constitute such holders’ collateral. We will participate ratably with all holders of Safeway’s unsecured indebtedness that is deemed to be of the same class as our unsecured promissory notes. In such event, it is possible that Safeway’s remaining assets may be insufficient to satisfy our claims in full.

If Safeway were to become insolvent, the return of the cash balances, if at all, could be delayed pending resolution of bankruptcy proceedings. If the return of our overnight cash balances is delayed or prevented, we may have insufficient cash to satisfy our obligations and operate our business. As a result, any such event could adversely affect our reputation and operating revenues. In 2012, the average and largest outstanding principal amounts of cash advances to Safeway were $146.3 million and $598.2 million, respectively.

Similarly, the ability of Safeway to provide other services contemplated by the cash management and treasury services agreement, including the ability of Safeway to fund certain of our short-term working capital requirements or provide other forms of credit, are dependent on Safeway’s ability to perform its financial obligations thereunder. If Safeway is unable to comply with its obligations, we may not be able to find alternative sources of credit support to meet our short-term working capital and credit support requirements, either on acceptable terms or at all, which could have an adverse effect on our results of operations and financial condition. In addition, in the promissory notes issued to Safeway we also covenant not to incur any liens on our assets without Safeway’s prior consent, which covenant could materially constrain our ability to obtain third party financing in the future while amounts are outstanding to Safeway.

Future sales or distributions of our shares by Safeway could depress our Class A common stock price.

Subject to the lock-up period described in the risk factor titled “Future sales of our Class A common stock in the public market could cause our share price to fall”, Safeway may sell all or a portion of its remaining shares of our Class B common stock (which shares would be converted automatically into Class A shares in connection with any sale prior to a tax-free distribution) or distribute those shares to its stockholders, including a distribution in exchange for Safeway’s shares or securities (or another similar transaction), in which event no conversion to Class A common stock would take place. Additional sales by Safeway in the public market or distributions to its stockholders of substantial amounts of our common stock in the form of Class B common stock, or the filing by Safeway of a registration statement relating to a substantial amount of our common stock, could depress our Class A common stock price.

In addition, Safeway has the right, subject to certain conditions, to require us to file registration statements covering its shares or to include its shares in other registration statements that we may file. In the event Safeway exercises its registration rights and sells all or a portion of its shares of our Class A common stock, the price of our Class A common stock could decline.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock and limiting the ability of holders of our Class A common stock to influence corporate matters.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Following the Offering, holders of our Class B common stock beneficially owned shares representing 97.2% of the voting power of our outstanding capital stock. Due to the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock, and such voting control is concentrated with Safeway. This concentrated control very significantly limits the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be materially and adversely affected.

An active trading market for our Class A common stock may not develop or be maintained.

Prior to the Offering, there was no public market for shares of our Class A common stock. Although our Class A common stock is now listed on the NASDAQ Global Select Market, an active trading market for our shares may not develop or be sustained. In addition, we cannot provide any guarantee as to the liquidity of any such market that may develop. In the absence of an active trading market for our Class A common stock, stockholders may not be able to sell their Class A common stock at the time they would like to sell.

The market price of our Class A common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our Class A common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	sales of our capital stock by our directors or executive officers or sales or distributions of our capital stock by Safeway;

•	actions by or changes in our relationship with Safeway;

•	the expiration of contractual lock-up agreements;

•	the gain or loss of significant distribution partners or content providers;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic alliances;

•	litigation involving us, our industry or both;

•	additions or departures of key personnel;

•	regulatory developments in the United States and/or foreign countries;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our Class A common stock.

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and our other resources and could have a material adverse effect on our business, results of operations and financial condition.

The existence of multiple classes of common stock may harm the value and liquidity of our Class A common stock.

The holders of Class B common stock are entitled to 10 votes per share, and the holders of our Class A common stock are entitled to one vote per share. The difference in the voting rights of our Class A and Class B common stock could harm the value of the Class A common stock to the extent that any current or future investor in our common stock ascribes value to the rights of the holders of our Class B common stock to 10 votes per share. In addition, following any distribution of Class B common stock to the stockholders of Safeway in a transaction intended to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or any corresponding provision of any successor statute, shares of Class B common stock will no longer be convertible into shares of Class A common stock. In such event, we may apply to have our Class B common stock listed on a securities exchange. The existence of multiple classes of common stock could result in less liquidity for our Class A common stock and could depress the price of our Class A common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. For so long as we qualify as an emerging growth company under the JOBS Act, we may make certain elections that would subject us to reduced reporting and corporate governance requirements. Please see the risk factor titled “We are an ‘emerging growth company,’ and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A common stock may be less attractive to investors.” Nonetheless, we expect the rules and regulations associated with being a public company to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept constraints on policy limits and coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are required to assess our internal control over financial reporting on an annual basis and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on the market price of our Class A common stock.

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the 2014 fiscal year. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We cannot provide any guarantee that there will not be material weaknesses and significant deficiencies in our internal controls. If our internal control over financial reporting is not effective, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations and lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NASDAQ Global Select Market, regulatory investigations, civil or criminal sanctions and class action litigation.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We are an “emerging growth company,” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and for so long as we are an emerging growth company, among other things, we are:

•	not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;

•	not required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

•	not required to hold a nonbinding advisory stockholder vote on any golden parachute payments that were not previously approved, pursuant to Section 14A(b) of the Exchange Act;

•	exempt from any rule adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplemental auditor discussion and analysis; and

•	subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We may take advantage of certain of these exemptions until we are no longer an emerging growth company, and we cannot predict if investors will find our common stock less attractive because we rely on certain of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, filed at least one annual report and the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies.

Our anti-takeover provisions may delay or prevent a change of control, which could adversely affect the price of our Class A common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock. These provisions include, among others:

•	a classified board of directors with staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•

no cumulative voting in the election of directors, which prevents the minority stockholders from electing director candidates so long as Safeway holds a majority of the voting rights of our common stock;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

from and after such time as Safeway no longer holds a majority of the voting rights of our common stock, a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

from and after such time as Safeway no longer holds a majority of the voting rights of our common stock, special meetings of our stockholders can be called only by the Chairman of the Board or by our corporate secretary at the direction of our board of directors;

•

advance notice and other requirements that stockholders, other than Safeway for so long as it holds a majority of the voting rights of our common stock, must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;

•

from and after such time as Safeway holds less than a majority of the voting rights of our common stock, a majority stockholder vote is required for removal of a director only for cause (and a director may only be removed for cause), and a 75% stockholder vote is required for the amendment, repeal or modification of certain provisions of our certificate of incorporation and bylaws; and

•

our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our Class A common stock or could also be used as a method of discouraging, delaying or preventing a change of control.

Certain anti-takeover provisions under Delaware law also apply to our company. After Safeway ceases to own 15% of our voting stock, we will be subject to Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Furthermore, our amended and restated certificate of incorporation specifies that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

Future sales of our Class A common stock in the public market could cause our share price to fall.

Future sales of a substantial number of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 7, 2013, we had 11,500,000 shares of Class A common stock outstanding and 40,431,186 shares of Class B common stock outstanding.

All of the shares of our Class A common stock that were sold in the Offering are freely tradable without restrictions or further registration under the Securities Act except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Shares of our Class B common stock will generally become available for sale subject to compliance with applicable securities laws or upon expiration of the lock-up agreements described below or other contractual restrictions.

In connection with the Offering, we, our officers, directors and holders of substantially all of our common stock outstanding prior to the Offering entered into lock-up agreements, pursuant to which we and such persons and holders agreed, subject to certain exceptions, not to dispose of or hedge any common stock or securities convertible into or exchangeable for shares of common stock for a period of 180 days following the date of the final prospectus used to sell shares in the Offering. The underwriters may, in their sole discretion, release all or some portion of the shares subject to these lock-up agreements prior to expiration of the lock-up period.

The holders of approximately 77.9% of our outstanding common stock based on shares outstanding as of May 7, 2013 are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a stockholders’ agreement. In addition, upon exercise of outstanding stock options, stock appreciation rights and restricted stock units by our employees, our employees will be entitled to rights with respect to registration of the Class B common stock acquired on exercise of such equity awards, as well as shares of Class B common stock held by our employees that are currently subject to repurchase rights and will become eligible for registration when such repurchase rights lapse. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares of Class A common stock to raise capital, and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. In addition, we have filed a registration statement on Form S-8 under the Securities Act to register 7,928,768 shares of common stock for issuance under our 2006 Plan, 2007 Plan and 2013 Equity Incentive Award Plan. Upon issuance and once vested, these shares can be freely sold in the public market, subject to the lock-up period described above, the applicable plan and/or the agreements for the equity awards entered into with holders of such equity awards.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following sets forth information regarding sales of unregistered securities by us from December 30, 2012 through March 23, 2013:

1. We issued and sold 7,216 shares of Class B common stock to employees as a result of the exercise of outstanding stock options at a weighted-average exercise price of $9.21 per share.

2. We issued and sold 14,340 shares of Class B common stock to 118 employees at a price of $0.00 per share as a result of the vesting of restricted stock units that were issued pursuant to the 2006 Restricted Stock Plan.

3. We issued 184,500 stock options to employees to purchase shares of Class B common stock at an exercise price of $20.00 per share pursuant to the 2007 Stock Option Plan.

4. We issued and sold 39,500 shares of Class B common stock to 40 employees at a price of $0.00 per share pursuant to the 2006 Restricted Stock Plan.

The issuances of securities described above were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, pursuant to benefit plans and contracts relating to compensation approved by our board of directors.

Use of Proceeds

On April 18, 2013, our registration statement on Form S-1 (File No. 333-187325) was declared effective by the SEC for the initial public offering of 11,500,000 shares of Class A common stock, which includes 1,500,000 shares pursuant to the underwriters’ full exercise of their right to purchase additional shares, at a price of $23.00 per share, all of which shares were sold by existing stockholders. Accordingly, we did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders in the offering, except to the extent such stockholders exercised options or warrants in connection with such sales, which amounts were not material. Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. were the representatives of the underwriters for the offering.

Safeway paid substantially all of the Company’s offering expenses, which were approximately $5,000,000. None of the expenses associated with the offering were paid to directors, officers or persons owning ten percent or more of the Company’s common stock or to their associates, or to the Company’s affiliates.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

A list of exhibits filed with this report or incorporated herein by reference is found in the Index to Exhibits immediately following the signature page of this report and is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: May 14, 2013

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.

3.2(2)	Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.

4.1(3)	Fourth Amended and Restated Stockholders’ Agreement, dated as of March 14, 2013, by and among Blackhawk Network Holdings, Inc., Safeway Inc. and certain other stockholders.

10.1(4)	Amended and Restated Alliance Partners Program Agreement, effective December 30, 2012, between Blackhawk Network, Inc. and Safeway Inc.

10.2(5)	Amended and Restated Alliance Partners Program Agreement, effective December 30, 2012, between Blackhawk Network (Canada) Ltd. and Canada Safeway Limited.

10.3(6)	Amendment No. 1 to Sublease Agreement, dated as of January 1, 2013, between Safeway Inc. and Blackhawk Network, Inc.

10.4(7)	Amended and Restated Tax Sharing Agreement, effective as of December 30, 2012, by and among Safeway Inc. and its affiliates and Blackhawk Network Holdings, Inc. and its affiliates.

10.5(8)	Amended and Restated Administrative Services Agreement (Safeway Services to Blackhawk), effective as of March 15, 2013, between Blackhawk Network, Inc. and Safeway Inc.

10.6(9)	Amended and Restated Administrative Services Agreement (Blackhawk Services to Safeway), effective as of March 15, 2013, between Safeway Inc. and Blackhawk Network, Inc.

10.7	Form of Stock Option Agreement for 2013 Equity Incentive Award Plan.

10.8	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Award Plan.

10.9	Form of Restricted Stock Award Agreement for 2013 Equity Incentive Award Plan.

10.10	Form of Stock Appreciation Rights Agreement for 2013 Equity Incentive Award Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(6)	Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(7)	Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(8)	Filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(9)	Filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.