Form 10-Q/A
period 2013-03-23
BLACKHAWK NETWORK HOLDINGS, INC
filed 2013-06-07
CIK 1411488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2013, originally filed with the Securities and Exchange Commission on May 14, 2013, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the condensed consolidated financial statements and notes included in Part I, Item I of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q, and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: June 7, 2013

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.

3.2(2)	Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.

4.1(3)	Fourth Amended and Restated Stockholders’ Agreement, dated as of March 14, 2013, by and among Blackhawk Network Holdings, Inc., Safeway Inc. and certain other stockholders.

10.1(4)	Amended and Restated Alliance Partners Program Agreement, effective December 30, 2012, between Blackhawk Network, Inc. and Safeway Inc.

10.2(5)	Amended and Restated Alliance Partners Program Agreement, effective December 30, 2012, between Blackhawk Network (Canada) Ltd. and Canada Safeway Limited.

10.3(6)	Amendment No. 1 to Sublease Agreement, dated as of January 1, 2013, between Safeway Inc. and Blackhawk Network, Inc.

10.4(7)	Amended and Restated Tax Sharing Agreement, effective as of December 30, 2012, by and among Safeway Inc. and its affiliates and Blackhawk Network Holdings, Inc. and its affiliates.

10.5(8)	Amended and Restated Administrative Services Agreement (Safeway Services to Blackhawk), effective as of March 15, 2013, between Blackhawk Network, Inc. and Safeway Inc.

10.6(9)	Amended and Restated Administrative Services Agreement (Blackhawk Services to Safeway), effective as of March 15, 2013, between Safeway Inc. and Blackhawk Network, Inc.

10.7(10)	Form of Stock Option Agreement for 2013 Equity Incentive Award Plan.

10.8(10)	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Award Plan.

10.9(10)	Form of Restricted Stock Award Agreement for 2013 Equity Incentive Award Plan.

10.10(10)	Form of Stock Appreciation Rights Agreement for 2013 Equity Incentive Award Plan.

31.1(10)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(10)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(10)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(10)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(6)	Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(7)	Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(8)	Filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(9)	Filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2013 with the Securities and Exchange Commission on May 14, 2013.