Form 10-Q
period 2013-06-15
BLACKHAWK NETWORK HOLDINGS, INC
filed 2013-07-25
CIK 1411488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 17, 2013, there were 11,519,463 shares of the Registrant’s Class A common stock outstanding and 40,424,050 shares of the Registrant’s Class B common stock outstanding.

Blackhawk Network Holdings, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 15, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$104,383	$172,665
Overnight cash advances to Parent	65,000	495,000
Settlement receivables, net ($30,510 and $75,124 from Parent)	223,848	510,853
Accounts receivable, net ($3,580 and $4,229 from Parent)	86,359	101,001
Deferred income taxes	10,499	10,499
Prepaid expenses and other current assets	45,255	53,968

Total current assets	535,344	1,343,986
Property, equipment and technology, net	70,415	66,998
Intangible assets, net	23,404	1,699
Goodwill	42,729	42,729
Restricted cash	—	8,968
Deferred income taxes	983	1,937
Other assets ($4,962 and $0 from Parent)	66,132	67,394

TOTAL ASSETS	$739,007	$1,533,711

LIABILITIES, REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables ($2,371 and $4,952 to Parent)	$452,137	$1,231,429
Accounts payable and accrued liabilities ($1,316 and $23,839 to Parent)	100,222	154,542

Total current liabilities	552,359	1,385,971
Warrant and common stock liabilities	—	26,675
Deferred income taxes	9,962	266
Other liabilities ($0 and $3,072 to Parent)	17,775	23,152

Total liabilities	580,096	1,436,064

Commitments and contingencies (see Note 5)
Redeemable equity	—	34,997

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares issued	—	—
Class A common stock: $0.001 par value; 125,000 and 0 shares authorized, respectively; 11,520 and 0 shares issued, respectively	11	—
Class B common stock: $0.001 par value; 125,000 and 140,000 shares authorized; 40,852 and 51,681 shares issued, respectively	41	51
Additional paid-in capital	93,435	31,542
Treasury stock	(29)	—
Accumulated other comprehensive income (loss)	(1,517)	298
Retained earnings	66,720	30,669

Total Blackhawk Network Holdings, Inc. equity	158,661	62,560
Non-controlling interest	250	90

Total stockholders’ equity	158,911	62,650

TOTAL LIABILITIES, REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY	$739,007	$1,533,711

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
OPERATING REVENUES:
Commissions and fees	$176,819	$156,904	$321,294	$277,363
Program, interchange, marketing and other fees	28,907	18,417	53,265	37,823
Product sales	20,136	14,701	36,353	26,335

Total operating revenues	225,862	190,022	410,912	341,521

OPERATING EXPENSES:
Distribution partner commissions	118,153	100,878	214,135	178,582
Processing and services	34,258	29,697	66,394	55,812
Sales and marketing	39,948	27,543	68,289	49,369
Costs of products sold	18,579	14,303	34,500	25,831
General and administrative	9,545	8,632	21,915	18,549

Total operating expenses	220,483	181,053	405,233	328,143

OPERATING INCOME	5,379	8,969	5,679	13,378
OTHER INCOME (EXPENSE):
Interest income and other income, net	96	303	373	710
Interest expense	—	(9)	—	(10)

INCOME BEFORE INCOME TAX EXPENSE	5,475	9,263	6,052	14,078
INCOME TAX EXPENSE	2,110	3,442	2,428	5,382

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	3,365	5,821	3,624	8,696

Add: Loss attributable to non-controlling interest (net of tax)	126	33	213	33

NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$3,491	$5,854	$3,837	$8,729

EARNINGS PER SHARE – CLASS A AND CLASS B:
Basic	$0.07	$0.11	$0.07	$0.17
Diluted	$0.07	$0.11	$0.07	$0.17
Weighted average shares outstanding—basic	51,056	50,066	50,713	50,053
Weighted average shares outstanding—diluted	52,240	50,766	51,746	50,744

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	$3,365	$5,821	$3,624	$8,696
Other comprehensive income (loss):
Currency translation adjustments	(507)	(1,125)	(1,815)	(114)

COMPREHENSIVE INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	2,858	4,696	1,809	8,582
Add: Comprehensive loss attributable to non-controlling interest (net of tax)	126	33	213	33

COMPREHENSIVE INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$2,984	$4,729	$2,022	$8,615

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	24 Weeks Ended
	June 15, 2013	June 15, 2012
OPERATING ACTIVITIES:
Net income before allocation to non-controlling interest	$3,624	$8,696
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,651	8,069
Program development cost amortization	8,748	7,663
Change in allowance for doubtful accounts and sales adjustments	2	(294)
Employee stock-based compensation expense	3,462	2,187
Distribution partner mark-to-market expense	6,995	1,292
Change in fair value of contingent consideration	(903)	101
Excess tax benefit from stock-based awards	(398)	—
Other	—	261
Changes in operating assets and liabilities:
Settlement receivables	285,006	46,959
Settlement payables	(775,899)	(582,569)
Accounts receivable, current and long-term	21,560	10,128
Prepaid expenses and other current assets	7,420	1,602
Other assets	(10,119)	(6,035)
Accounts payable and accrued liabilities	(30,394)	(28,875)
Other liabilities	(607)	(205)
Income taxes, net	(17,817)	(17,534)

Net cash used in operating activities	(488,669)	(548,554)

INVESTING ACTIVITIES:
Change in overnight cash advances to Parent	430,000	448,971
Expenditures for property, equipment and technology and intangible assets	(15,110)	(10,681)
Change in restricted cash	8,968	—
Other	(250)	90

Net cash provided by investing activities	423,608	438,380

FINANCING ACTIVITIES:
Dividends paid	(133)	—
Payments for acquisition liability	(1,881)	—
Payments for initial public offering costs	(4,694)	—
Reimbursement for initial public offering costs	5,540	—
Proceeds from exercise of stock options	235	40
Excess tax benefit from stock-based awards	398	—
Payments for surrendered stock-based awards for taxes	(504)	(227)
Repurchase of redeemable common stock	(171)	(936)
Contribution from non-controlling interest	324	—

Net cash used in financing activities	(886)	(1,123)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,335)	252

DECREASE IN CASH AND CASH EQUIVALENTS	(68,282)	(111,045)
CASH AND CASH EQUIVALENTS—Beginning of year	172,665	153,674

CASH AND CASH EQUIVALENTS—End of period	$104,383	$42,629

NON-CASH FINANCING AND INVESTING ACTIVITIES
Reclassification of warrant and common stock liabilities to additional paid-in capital upon initial public offering	$27,121	$—
Reclassification of redeemable equity to stockholders’ equity upon initial public offering	$36,171	$—
Intangible assets recognized for the issuance of fully vested warrants	$22,183	$—

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Redeemable	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Blackhawk Network Holdings, Inc.	Non- Controlling	Total Stock- holders’
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Income (loss)	Earnings	Equity	Interest	Equity
BALANCE—December 29, 2012	$34,997	—	$—	51,681	$51	$31,542	$—	$298	$30,669	$62,560	$90	$62,650
Comprehensive income	—	—	—	—	—	—	—	(1,815)	3,837	2,022	(213)	1,809
Stock-based employee compensation expense	—	—	—	—	—	3,462	—	—	—	3,462	—	3,462
Exercise of options	66	—	—	30	—	169	—	—	—	169	—	169
Surrender of stock-based equity awards for taxes	(465)	9	—	(9)	—	(10)	(29)	—	—	(39)	—	(39)
Excess tax benefit from stock-based awards, net	—	—	—	—	—	339	—	—	—	339	—	339
Repurchase of redeemable common stock	(171)	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	11	—	228	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	15	—	—	—	—	—	—	—	—
Mark-to-market adjustment on common stock and warrants issued to distribution partners	—	—	—	—	—	6,401	—	—	—	6,401	—	6,401
Issuance of fully vested warrants to distribution partners	—	—	—	—	—	22,332	—	—	—	22,332	—	22,332
Reclassification of warrant and common stock liabilities upon initial public offering	—	—	—	—	1	27,120	—	—	—	27,121	—	27,121
Exercise of warrant	—	—	—	407	—	—	—	—	—	—	—	—
Contribution from minority interest	—	—	—	—	—	—	—	—	—	—	373	373
Dividends paid	—	—	—	—	—	—	—	—	(133)	(133)	—	(133)
Adjustment to redeemable equity	1,744	—	—	—	—	—	—	—	(1,744)	(1,744)	—	(1,744)
Reclassification of redeemable equity upon initial public offering	(36,171)	—	—	—	—	2,080	—	—	34,091	36,171	—	36,171
Conversion of Class B common stock to Class A common stock upon initial public offering	—	11,500	11	(11,500)	(11)	—	—	—	—	—	—	—

BALANCE—June 15, 2013	$—	11,520	$11	40,852	$41	$93,435	$(29)	$(1,517)	$66,720	$158,661	$250	$158,911

See accompanying notes to the condensed consolidated financial statements.

BLACKHAWK NETWORK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Significant Accounting Policies

The Company

Blackhawk Network Holdings, Inc., together with its subsidiaries (“Blackhawk” or the “Company”), is a majority-owned subsidiary of Safeway Inc. (“Safeway” or “Parent”). As of June 15, 2013, Safeway owned approximately 72.9% of Blackhawk’s outstanding common stock. Blackhawk is a prepaid payments network utilizing proprietary technology to offer a broad range of gift cards, other prepaid products and payment services. The Company’s payment network supports its three primary constituents: consumers who purchase the products and services the Company offers, content providers who offer branded products that are redeemable for goods and services, and distribution partners who sell those products. The Company’s product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable (“GPR”) cards and the Company’s reload network (collectively “prepaid products”). The Company offers gift cards from leading consumer brands (known as “closed loop”) as well as branded gift cards from leading payment network card associations such as American Express, MasterCard and Visa (known as “open loop”) and prepaid telecom products offered by prepaid wireless telecom brands. The Company also distributes GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, the Company’s proprietary GPR card. The Company operates a proprietary reload network named REloadit, which allows consumers to reload funds onto their previously purchased GPR cards. The Company distributes products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as “distribution partners”) in the Americas, Europe, Australia and Asia.

Initial Public Offering

On April 24, 2013, the Company completed an initial public offering (the “Offering”) of 11,500,000 shares of the Company’s Class A common stock at a price of $23.00 per share, which included 1,500,000 shares pursuant to the underwriters’ full exercise of their right to purchase additional shares. All such shares were sold by existing stockholders, and the Company received no proceeds from the sale of Class A common stock in the Offering. Immediately prior to the Offering, all then-outstanding shares of common stock were converted into Class B common stock on a share-for-share basis. All common share numbers and per common share data related to common stock before such conversion are reflected as Class B common stock in the accompanying condensed consolidated financial statements and related notes. Shares of Class B common stock sold in the Offering were converted into Class A common stock. Shares of Class A and Class B common stock are substantially identical except that Class A common stock has one vote per share and Class B common stock has ten votes per share. Immediately after the Offering, Safeway held 72.9% of shares outstanding and 91.0% of voting power (see Note 3 – Capital Stock).

Basis of Presentation

The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on April 18, 2013 (the “Prospectus”). These condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results of the interim periods are not necessarily reflective of the results to be expected for the year ending December 28, 2013 or for any other interim period or other future year. The condensed consolidated balance sheet as of December 29, 2012, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

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

Blackhawk’s condensed consolidated financial statements include an allocation of expenses arising from certain shared services and infrastructure provided by Safeway. These expenses primarily relate to facilities rental and tax services and are allocated using actual costs or estimates based on the portion of services used by Blackhawk. Management believes that the allocation methodology is reasonable and considers the charges to be a reasonable reflection of the cost of benefits received. Blackhawk also provides certain marketing, distribution and program management services to Safeway for which it receives program fees or expense reimbursements. Generally, such amounts are recorded as revenue in Program, interchange, marketing and other fees when rendered to Safeway as a content provider or as a reduction to expense in Processing and services when rendered to Safeway as a distribution partner. See Note 6 – Related-Party Transactions.

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

Treasury Stock

Prior to the Offering, the Company recognized the repurchase of common stock related to employee equity awards as a settlement of Redeemable equity (see Note 2 – Fair Value Measurements). After the Offering, the Company uses the cost method when it purchases its own common stock as treasury shares and presents treasury stock as a reduction of Stockholders’ equity. As of June 15, 2013, treasury shares totaled approximately 430,000 shares.

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

Prior to the Offering, the Company’s Board of Directors (the “Board”) periodically determined and established the fair value of the Company’s stock. Because there had been no public market for Blackhawk common stock prior to April 18, 2013, the Board determined the fair value of Blackhawk common stock at the time of grant by considering a number of objective and subjective factors, including discounted cash flow analysis, comparable company analysis, regular periodic valuations from an independent third-party valuation firm, overall market conditions, and the Company’s current, historical and expected future operating performance. This approach is consistent with the methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The factors considered by the Board include periodic independent third-party valuation analyses, which were based upon a combination of market and income approaches. Under the market approach, consideration was given to pricing information for similar public companies, referred to as the guideline public company method, and to relevant transactions involving the sales of similar companies, called the mergers and acquisitions method. The income approach discounted expected future cash flows to their present value at a discount rate based upon our weighted-average cost of capital that considered the risk free rate, as well as risks associated with an investment in the business. The projections used in connection with the market and income valuation approaches were based on the Company’s expected operating results and cash flows over the forecast period. In determining the enterprise value, the Company has placed relatively equal weighting on the guideline public company method, the mergers and acquisitions method and the income approach. Since 2011, the Company weighted its valuation 100% on the guideline public company method due to the number of public company comparables, how closely they related to the Company, the Company’s consistently positive EBITDA generation and the expected EBITDA growth over the following years. The Company’s peer group comprised a number of U.S.-based publicly traded companies primarily focused on prepaid cards and processing of electronic payment transactions. There is inherent uncertainty and subjectivity in these fair value estimates. If different peer companies, discount rates and other assumptions had been used, the valuations would have been different.

2. Fair Value Measurements

For disclosure purposes, the Company measures certain assets, liabilities and equity instruments at fair value on a recurring basis. The table below summarizes the fair value of these assets, liabilities and equity instruments as of June 15, 2013 and December 29, 2012 (in thousands):

	June 15, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market mutual funds	$30,000	$—	$—	$30,000
Liabilities
Contingent consideration	$—	$—	$17,149	$17,149

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market mutual funds	$91,000	$—	$—	$91,000
Liabilities
Contingent consideration	$—	$—	$18,947	$18,947
Redeemable equity	$—	$—	$34,997	$34,997

Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.

Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. The Company did not classify any amounts within Level 2 as of June 15, 2013 or December 29, 2012.

In the 24 weeks ended June 15, 2013, there were no transfers between Level 1 and Level 2.

Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

Contingent Consideration – The fair value of contingent consideration is determined using a discounted cash flows methodology with discount rates ranging from 0.7% to 7.3% as of June 15, 2013, which reflect the time value of money, non-performance risk, the risk due to the uncertainty in the cash flows and the Company’s estimated probability of achieving the relevant financial and operational milestones. A significant decrease (increase) in the Company’s credit standing, an increase (decrease) in the risk due to the uncertainty in the cash flows or a decrease (increase) in the Company’s estimate of the probability of achieving the relevant financial and operational milestones could materially decrease (increase) the fair value of contingent consideration. Contingent consideration is recorded in Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheets.

The change in fair value of contingent consideration classified as Level 3 for the 24 weeks ended June 15, 2013 is as follows (in thousands):

2013
Contingent Consideration
Balance as of December 29, 2012	$18,947
Decrease in fair value of contingent consideration	(903)
Settlements	(895)

Balance as of June 15, 2013	$17,149

The decrease in the fair value of the business acquisition liability is recognized in General and administrative expense, is presented as a non-cash adjustment to net income in the accompanying condensed consolidated statements of cash flows and reflects the changes in the passage of time, expected timing of the contingent payments and the Company’s estimate of the probability of achieving the applicable financial and operational milestones. Settlements reflect the resolution of the contingency based on achievement of financial and operational milestones, and $0.4 million was payable as of June 15, 2013. Settlements totaling $1.9 million, of which $1.4 million resulted from fiscal 2012 financial and operational performance, were paid during the 24 weeks ended June 15, 2013 and are presented as a financing outflow at the acquisition-date fair value in the accompanying condensed consolidated statements of cash flows.

Redeemable Equity – The redemptive value of instruments classified as Redeemable equity was based on the fair value of Blackhawk common stock. As a result of the Offering, the redemption feature of these instruments was terminated, and the Company reclassified Redeemable equity of $36.2 million to Stockholders’ equity.

The change in fair value of Redeemable equity classified as Level 3 for the 24 weeks ended June 15, 2013 is as follows (in thousands):

2013
Redeemable Equity
Balance as of December 29, 2012	$34,997
Additions	1,810
Settlements	(36,807)

Balance as of June 15, 2013	$—

For Redeemable equity, additions resulted from the vesting of equity awards, which were accreted from Retained earnings, and the exercise of stock options. Settlements reflect the Company’s satisfaction of the put right whereby the shares become treasury shares, the purchase of surrendered equity awards for taxes and the termination of the redemption features as a result of the Offering.

3. Capital Stock

Classes of Common Stock and Shares Authorized and Issued

After the Offering, the Company’s common stock consists of Class A common stock and Class B common stock. Authorized Class A common stock consists of 125 million shares of $0.001 par value per share common stock. Class A common stock issued as of June 15, 2013 was approximately 11,520,000 shares, of which all shares were outstanding. Authorized Class B common stock consists of 125 million shares of $0.001 par value per share common stock. Class B common stock issued as of June 15, 2013 was approximately 40,852,000 shares, and Class B common stock outstanding was approximately 40,423,000 shares. The Company also has 10 million shares of authorized preferred stock with no shares outstanding.

Reverse Split

On April 1, 2013, the Company effected a 1-for-2 reverse stock split (the “Reverse Split”) by filing an amendment to its Certificate of Incorporation with the Delaware Secretary of State. As a result of the Reverse Split, the Company also adjusted the share amounts under its employee incentive plans and common stock and warrant agreements with third parties. All common share numbers and per common share data in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Split and the amendment to the Certificate of Incorporation.

Shares Issued in Conjunction with Initial Public Offering

As discussed in Note 1, on April 24, 2013, the Company completed the Offering of 11,500,000 shares of the Company’s Class A common stock. In conjunction with the Offering, the Company issued 406,957 shares of Class B common stock as a result of the net exercise of a warrant to purchase 750,000 shares at an exercise price of $10.52 per share. Of the shares issued, 172,431 shares were sold in the Offering and accordingly converted to Class A common stock. The Company also issued 20,423 shares of Class B common stock as a result of the exercise of outstanding options at a weighted average exercise price of $6.78 per share, all of which shares were sold in the Offering and accordingly converted to Class A common stock. The Company received $0.1 million in cash as a result of the exercise of these options.

Equity Awards Issued to Distribution Partners

As a result of the Offering, the put and call rights with respect to 1,069,665 shares of Class B common stock issued to a distribution partner and a warrant to purchase 750,000 shares of Class B common stock issued to another distribution partner were terminated. The termination of the call rights eliminated the performance conditions of these equity instruments, and, accordingly, the Company expensed the remaining unamortized fair value of $6.0 million at the time of the Offering, determined as the excess of the Offering price of $23.00 per share over the put price of the common stock of $18.90 per share or the exercise price of the warrant of $10.52 per share, less amounts previously expensed, with an offsetting increase to Additional paid-in capital. Further, the Company reclassified Warrant and common stock liabilities related to these put rights of $27.1 million to Additional paid-in capital. The Offering also terminated the restriction on the cash that the Company had received for purchase of the Class B common stock issued to the distribution partner, and therefore the Company reclassified Restricted cash of $9.0 million to Cash and cash equivalents.

On April 2, 2013, in conjunction with extending marketing and distribution services agreements with two distribution partners, the Company issued fully vested warrants to purchase 1,500,000 and 750,000 shares, respectively, at an exercise price of $20.00 per share with no service or performance conditions. As a result of the Offering, these warrants will become exercisable on October 16, 2013, which is 181 days after the date on which the Company’s registration statement filed in connection the Offering was declared effective by the SEC. The Company measured the fair value of the warrants using a Black-Scholes option pricing model as of the date of the Offering as $14.9 million and $7.3 million for the warrants to purchase 1,500,000 and 750,000 shares, respectively. The Company recorded the full values of the warrants in Additional paid-in capital with an offset to Intangible assets and amortizes the assets over the term of the related marketing and distribution services agreements of approximately five years to Sales and marketing expense. Additionally, on April 30, 2013, pursuant to a distribution partner’s anti-dilutive rights, the Company issued a warrant to purchase 15,306 shares at an exercise price of $20.00 per share. The Company recorded the fair value of the warrant of $0.1 million in Additional paid-in capital with an offset to Sales and marketing expense.

Equity Awards to Blackhawk Employees

During the 24 weeks ended June 15, 2013, the Board increased the shares available for grant under the Company’s equity incentive plans by 3,750,000 shares by increasing the number of shares available for issuance under the 2006 Restricted Stock and Restricted Stock Unit Plan (the “2006 Plan”) and the 2007 Stock Option and Stock Appreciation Right Plan (the “2007 Plan”) by 250,000 shares of Class B common stock and 500,000 shares of Class B common stock, respectively, and approving the 2013 Equity Incentive Plan (the “2013 Plan”) to permit the issuance of up to 3,000,000 shares of Class A common stock. Under the terms of the 2013 Plan, the Company may award stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards to Blackhawk employees, consultants, officers and directors. Additionally, following the Offering, the remaining shares reserved for issuance under the 2006 Plan and 2007 Plan, including those that later become available for future issuance as the result of the cancellation of awards, are available for issuance under the 2013 Plan as shares of Class A common stock. After the Offering, the Company ceased to grant awards under the 2006 Plan and 2007 Plan and granted awards under the 2013 Plan.

During the 24 weeks ended June 15, 2013, the Board granted 839,250 stock options at a weighted-average exercise price of $20.01 per share and 239,500 shares of restricted stock.

4. Income Taxes

The Company’s effective tax rates were 38.5% and 37.2% for the 12 weeks ended June 15, 2013 and June 16, 2012, respectively, and were 40.1% and 38.2% for the 24 weeks ended June 15, 2013 and June 16, 2012, respectively. The effective rates for the 12 and 24 weeks ended June 15, 2013 were higher primarily due to an operating loss in one of the Company’s foreign subsidiaries for which it did not recognize an income tax benefit and higher amounts of non-deductible expenses resulting from mark to market on redeemable common stock, partially offset by an increased benefit for foreign rate differential and other net individually immaterial items.

During the 24 weeks ended June 15, 2013, the Company received a ruling from the Internal Revenue Service (“IRS”) that permits the current deduction of a content provider fee that was previously amortized for the Company’s tax provision. As a result, the Company reclassified $8.1 million of deferred tax assets to income tax receivable from Parent and reduced its unrecognized tax benefit position by $4.4 million. The Company will collect the resulting net receivable of $3.7 million from Safeway when Safeway settles such amounts with the IRS. The gross unrecognized benefit at June 15, 2013 was $2.7 million.

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

5. Commitments and Contingencies

Legal Matters

There are various claims and lawsuits arising in the normal course of business pending against the Company, some of which seek damages and other relief which, if granted, may require future cash expenditures. Management believes that any resulting liability would not materially affect the Company’s consolidated financial statements taken as a whole.

Commitments

From time to time, the Company enters into contracts containing provisions that require it to indemnify various parties against certain potential claims from third parties. Under contracts with certain issuing banks, the Company is responsible to the banks for any unrecovered overdrafts on cardholders’ accounts. Under contracts with certain content and distribution partners, the Company is responsible for potential losses resulting from certain claims from third parties. Because the indemnity amounts associated with these agreements are not explicitly stated, the maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has paid limited amounts pursuant to these indemnification provisions.

6. Related-Party Transactions

Effective December 30, 2012, the Company and Safeway amended their distribution agreements to, among other things, extend the term to December 31, 2017 and to increase the amount of Distribution partner commissions expense paid to Safeway.

Effective January 2013, the Company and Safeway increased the Company’s line of credit from Safeway from $25.0 million to $50.0 million and extended the term through February 2016.

The following table presents the amounts of Operating revenues and Other income (expense) from Safeway and Operating expenses to (from) Safeway included in the accompanying condensed consolidated statements of operations (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
OPERATING REVENUES:
Commissions and fees	$518	$565	$1,117	$1,203
Program, interchange, marketing and other fees	383	373	732	733
Product sales	1,300	1,126	1,883	1,691

Total operating revenues	2,201	2,064	3,732	3,627

OPERATING EXPENSES:
Distribution partner commissions	11,772	9,371	21,086	16,582
Processing and services	(240)	(164)	(348)	(283)
Sales and marketing	(37)	100	63	184
Costs of products sold	—	—	—	—
General and administrative	699	699	1,338	1,297

Total operating expenses	12,194	10,006	22,139	17,780

OTHER INCOME (EXPENSE):
Interest income and other income, net	16	188	176	437
Interest expense	—	(9)	—	(10)

7. Earnings Per Share

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

Class A and Class B common stock have equal rights to dividends as declared by the Board. As a result, basic and diluted EPS are equivalent for Class A and Class B common stock for the 12 and 24 weeks ended June 15, 2013. For the 12 and 24 weeks ended June 16, 2012, Blackhawk’s common stock consisted solely of Class B common stock.

The following table provides reconciliations of net income and shares used in calculating basic EPS to those used in calculating diluted EPS (in thousands except per share amounts):

	12 Weeks Ended June 15, 2013		12 Weeks Ended June 16, 2012
	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$3,491	$3,491	$5,854	$5,854
Distributed and undistributed earnings allocated to participating securities	(71)	(70)	(145)	(143)

Net income attributable to common stockholders	$3,420	$3,421	$5,709	$5,711

Weighted-average common shares outstanding	51,056	51,056	50,066	50,066

Common share equivalents		1,184		700

Weighted-average shares outstanding		52,240		50,766

Earnings per share – Class A and Class B	$0.07	$0.07	$0.11	$0.11

	24 Weeks Ended June 15, 2013		24 Weeks Ended June 16, 2012
	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$3,837	$3,837	$8,729	$8,729
Distributed and undistributed earnings allocated to participating securities	(144)	(142)	(219)	(216)

Net income attributable to common stockholders	$3,693	$3,695	$8,510	$8,513

Weighted-average common shares outstanding	50,713	50,713	50,053	50,053

Common share equivalents		1,033		691

Weighted-average shares outstanding		51,746		50,744

Earnings per share – Class A and Class B	$0.07	$0.07	$0.17	$0.17

For the 12 and 24 weeks ended June 15, 2013, distributed and undistributed earnings allocated to participating securities included approximately $25,000 and $74,000, respectively, of payments for the dividend declared by the Board on December 14, 2012 to holders of nonvested stock that vested during the 12 and 24 weeks ended June 15, 2013.

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

Company Overview

Blackhawk Network Holdings, Inc., together with its subsidiaries (“we,” “us” or “our”), is a majority-owned subsidiary of Safeway Inc. (“Safeway” or “Parent”). We are a prepaid payment network utilizing proprietary technology to offer a broad range of gift cards, other prepaid products and payment services. Our payment network supports our three primary constituents: consumers who purchase the products and services we offer, content providers who offer branded products that are redeemable for goods and services, and distribution partners who sell those products. Our product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable (“GPR”) cards and our reload network (collectively “prepaid products”). We offer gift cards from leading consumer brands (known as “closed loop”) as well as branded gift cards from leading network card associations such as American Express, MasterCard and Visa (known as “open loop”) and prepaid telecom products offered by prepaid wireless telecom brands. We also distribute GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, our proprietary GPR card. We operate a proprietary reload network named REloadit, which allows consumers to reload funds onto certain of their previously purchased GPR cards. We distribute products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as “distribution partners”) in the Americas, Europe, Australia and Asia.

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

•

Post-Activation Program Management Fees—We receive a program management fee from our issuing banks related to our proprietary Visa gift card products. This fee is generally based on a contractually stated percentage of load value and represents a portion of our compensation for the overall management and customer support of our proprietary Visa gift card programs. The fees are deferred and recognized over the estimated life of the cards in proportion to historical redemption patterns. The fee percentage is subject to periodic review and may be adjusted based on recent changes in the underlying redemption patterns, escheat obligations, regulations and other factors that change the underlying economics of the card portfolio.

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

•

Other Fees—In some instances, we may receive a portion of other fees such as account maintenance, interchange or referral fees for open loop cards and GPR cards other than our proprietary Visa gift card and PayPower GPR card. We also receive other fees related to certain of our Visa gift cards sold internationally, Safeway-branded gift cards and certain local, regional and sports team card programs. Typically, these fees are recognized when earned. For one open loop content provider, we receive a fee, under deferred payment terms, based on a percentage of load value and pay the content provider a fee (a portion of which is also under deferred payment terms) for meeting certain activation targets. We recognize the net amount of these fees upon activation.

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

Key Operating Statistics

The following table sets forth key operating statistics that directly affect our financial performance for the 12 and 24 weeks ended June 15, 2013 and June 16, 2012:

	12 Weeks Ended		24 Weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(in thousands, except percentages and average load transaction value)
Load value	$1,919,384	$1,734,547	$3,529,225	$3,042,927
Commissions and fees as a % of load value	9.2%	9.0%	9.1%	9.1%
Distribution partner commissions paid as a % of commissions and fees	66.8%	64.3%	66.6%	64.4%
Number of load transactions	46,640	43,481	83,446	76,177
Average load transaction value	$41.15	$39.89	$42.29	$39.95
Adjusted operating revenues(1)	$107,709	$89,144	$196,777	$162,939
Adjusted EBITDA(1)	$18,528	$15,118	$25,884	$25,027
Adjusted EBITDA margin(1)	17.2%	17.0%	13.2%	15.4%
Adjusted net income(1)	$8,611	$7,309	$10,485	$11,317

(1)	Our Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. These measures, however, should be considered in addition to, and not as a substitute for or superior to, operating revenues, operating income, operating margin, cash flows, or other measures of the financial performance prepared in accordance with GAAP. See Reconciliation of Non-GAAP Measures section below.

Load Value—Represents the total dollar amount of value loaded onto any of our prepaid products during the period. The dollar amount and volume of card sales directly affect the amount of our revenues and direct costs. We measure and monitor Load value by distribution partner channel and content provider program. The growth in Load value has been driven by increased consumer use of prepaid products, partly in response to distribution partner loyalty and incentive programs, expansion of product content and services we offer and addition of new partners into our distribution partner network in the United States and internationally.

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

•

non-cash equity issued to employees and distribution partners at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and the related expenses are not key measures of our core operating performance;

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

	12 Weeks Ended		24 Weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(in thousands, except percentages)
Adjusted operating revenues:
Total operating revenues	$225,862	$190,022	$410,912	$341,521
Distribution partner commissions	(118,153)	(100,878)	(214,135)	(178,582)

Adjusted operating revenues	$107,709	$89,144	$196,777	$162,939

Adjusted EBITDA:
Net income before allocation to non-controlling interest	$3,365	$5,821	$3,624	$8,696
Interest income and other income, net	(96)	(303)	(373)	(710)
Interest expense	—	9	—	10
Income tax expense	2,110	3,442	2,428	5,382
Depreciation and amortization	5,924	4,130	10,651	8,069

EBITDA	11,303	13,099	16,330	21,447
Adjustments to EBITDA:
Employee stock-based compensation	1,828	1,167	3,462	2,187
Distribution partner mark-to-market expense(a)	6,878	829	6,995	1,292
Change in fair value of contingent consideration(b)	(1,481)	23	(903)	101

Adjusted EBITDA	$18,528	$15,118	$25,884	$25,027

Adjusted EBITDA margin:
Total operating revenues	$225,862	$190,022	$410,912	$341,521
Operating income	$5,379	$8,969	$5,679	$13,378
Operating margin	2.4%	4.7%	1.4%	3.9%
Adjusted operating revenues	$107,709	$89,144	$196,777	$162,939
Adjusted EBITDA	$18,528	$15,118	$25,884	$25,027
Adjusted EBITDA margin	17.2%	17.0%	13.2%	15.4%
Adjusted net income:
Net income before allocation to non-controlling interest	$3,365	$5,821	$3,624	$8,696
Employee stock-based compensation	1,828	1,167	3,462	2,187
Distribution partner mark-to-market expense(a)	6,878	829	6,995	1,292
Change in fair value of contingent consideration(b)	(1,481)	23	(903)	101
Amortization of intangibles(c)	897	181	1,078	363

Total pretax adjustments	8,122	2,200	10,632	3,943
Tax expense on adjustments(d)	(2,876)	(712)	(3,771)	(1,322)

Adjusted net income	$8,611	$7,309	$10,485	$11,317

(a)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is settled or expired.
(b)	Adjustments to reflect a contingent business acquisition liability at its estimated fair value.
(c)	Non-cash expense resulting from the amortization of intangible assets.
(d)	Assumes our statutory tax rate adjusted for certain amounts that are not deductible for tax purposes.

Results of Operations

Comparison of the 12 Weeks Ended June 15, 2013 and June 16, 2012

The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 12 weeks ended June 15, 2013 and June 16, 2012.

	12 Weeks Ended June 15, 2013	% of Total Operating Revenues	12 Weeks Ended June 16, 2012	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$176,819	78.3%	$156,904	82.6%
Program, interchange, marketing and other fees	28,907	12.8%	18,417	9.7%
Product sales	20,136	8.9%	14,701	7.7%

Total operating revenues	225,862	100.0%	190,022	100.0%
OPERATING EXPENSES:
Distribution partner commissions	118,153	52.3%	100,878	53.1%
Processing and services	34,258	15.2%	29,697	15.6%
Sales and marketing	39,948	17.7%	27,543	14.5%
Costs of products sold	18,579	8.2%	14,303	7.5%
General and administrative	9,545	4.2%	8,632	4.5%

Total operating expenses	220,483	97.6%	181,053	95.3%
OPERATING INCOME	5,379	2.4%	8,969	4.7%
OTHER INCOME (EXPENSE):
Interest income and other income, net	96	0.0%	303	0.2%
Interest expense	—	—%	(9)	—%

INCOME BEFORE INCOME TAX EXPENSE	5,475	2.4%	9,263	4.9%
INCOME TAX EXPENSE	2,110	0.9%	3,442	1.8%

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	3,365	1.5%	5,821	3.1%
Add: Loss attributable to non-controlling interest (net of tax)	126	0.1%	33	—%

NET INCOME ATTRIBUTABLE TO BLACKHAWK	$3,491	1.5%	$5,854	3.1%

Operating Revenues

The following table sets forth our consolidated operating revenues for the 12 weeks ended June 15, 2013 and June 16, 2012.

	12 Weeks Ended
	June 15, 2013	June 16, 2012	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$176,819	$156,904	$19,915	12.7%
Program, interchange, marketing and other fees	28,907	18,417	10,490	57.0%
Product sales	20,136	14,701	5,435	37.0%

Total operating revenues	$225,862	$190,022	$35,840	18.9%

Commissions and Fees

Commissions and fees revenue increased 12.7%, or $19.9 million, to $176.8 million for the 12 weeks ended June 15, 2013 from $156.9 million for the 12 weeks ended June 16, 2012. This increase was primarily due to a 10.7%, or $184.8 million, increase in Load value. Commissions and fees as a percentage of load value increased 20 basis points, or 0.2 percentage points, to 9.2% for the 12 weeks ended June 15, 2013 from 9.0% for the 12 weeks ended June 16, 2012. The increase in Load value was primarily due to a 7.3% increase in the Number of load transactions and a 3.2% increase in the Average load transaction value. The increase in Number of load transactions reflects increased average per-store productivity for most distribution partners in the United States and internationally and the addition of new distribution partners in the United States and internationally, partially offset by a reduction in certain low margin promotional programs and the discontinuation of our wholesale telecom business. The increase in Commissions and fees as a percentage of load value was attributable to the mix of prepaid products sold and an increase in the portion of our products sold internationally, which generally have higher Commissions and fees as a percentage of load value.

Program, Interchange, Marketing and Other Fees

Program, interchange, marketing and other fees increased 57.0%, or $10.5 million, to $28.9 million for the 12 weeks ended June 15, 2013 from $18.4 million for the 12 weeks ended June 16, 2012. This increase was driven primarily by a $3.4 million increase in other fees on certain Visa gift cards sold internationally, for which we had minimal revenues for the 12 weeks ended June 16, 2012, a 38.2%, or $2.7 million, increase in program management fees related to our Visa gift cards, and a 36.0%, or $2.5 million, increase in marketing revenues.

Product Sales

Product sales increased 37.0%, or $5.4 million, to $20.1 million for the 12 weeks ended June 15, 2013 from $14.7 million for the 12 weeks ended June 16, 2012. This increase was due to a 36.9%, or $3.3 million, increase in sales from Cardpool, which we acquired in the fourth quarter of 2011, and a 95.6%, or $2.7 million, increase in card production sales, partially offset by an 18.7%, or $0.6 million, decrease in telecom handset sales.

Operating Expenses

The following table sets forth our consolidated operating expenses for the 12 weeks ended June 15, 2013 and June 16, 2012.

	12 Weeks Ended
	June 15, 2013	June 16, 2012	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$118,153	$100,878	$17,275	17.1%
Processing and services	34,258	29,697	4,561	15.4%
Sales and marketing	39,948	27,543	12,405	45.0%
Costs of products sold	18,579	14,303	4,276	29.9%
General and administrative	9,545	8,632	913	10.6%

Total operating expenses	$220,483	$181,053	$39,430	21.8%

Distribution Partner Commissions

Distribution partner commissions expense increased 17.1%, or $17.3 million, to $118.2 million for the 12 weeks ended June 15, 2013 from $100.9 million for the 12 weeks ended June 16, 2012, primarily due to a 12.7%, or $19.9 million, increase in Commissions and fees revenue. In addition, Distribution partner commissions expense as a percentage of commissions and fees revenue increased 2.5 percentage points to 66.8% for the 12 weeks ended June 15, 2013 from 64.3% in the 12 weeks ended June 16, 2012 primarily due to increased commissions paid to Safeway as a result of amendments to our distribution partner agreements with Safeway (see Note 6 – Related-Party Transactions in the notes to our condensed consolidated financial statements), changes to the distribution partner mix and an increase in the portion of our products sold internationally, which have higher average Distribution partner commissions paid as a percentage of load value. These amendments with Safeway increased the amount of Distribution partner commissions expense for the 12 weeks ended June 15, 2013 by $1.8 million as compared to what the expense would have been before the amendments.

Processing and Services

Processing and services expenses increased 15.4%, or $4.6 million, to $34.3 million for the 12 weeks ended June 15, 2013 from $29.7 million for the 12 weeks ended June 16, 2012. The increase is primarily due to a 7.3% increase in the total number of load transactions for the 12 weeks ended June 15, 2013 from the 12 weeks ended June 16, 2012. The $4.6 million increase includes increases of $1.5 million in merchandising costs, $1.1 million in depreciation, equipment and data center lease expenses related to capitalized software projects and related hardware, $0.9 million in supply chain costs, $0.7 million in net employee and contractor compensation, benefits and travel related costs, and a $0.4 million net increase in other costs. Processing and services expenses decreased as a percentage of total operating revenue to 15.2% in the 12 weeks ended June 15, 2013 from 15.6% in the 12 weeks ended June 16, 2012 due to improved leverage of our technology infrastructure.

Sales and Marketing

Sales and marketing expenses increased 45.0%, or $12.4 million, to $39.9 million for the 12 weeks ended June 15, 2013 from $27.5 million for the 12 weeks ended June 16, 2012. The majority of the increase was due to a $6.7 million increase in mark-to-market and amortization expense related to equity instruments held by distribution partners, recognized during the quarter primarily as a result of our Offering (see Note 3 – Capital Stock in the notes to our condensed consolidated financial statements). Additionally, program marketing and development expenses increased by $3.8 million, and the remainder of the $1.8 million increase was attributable to increased employee compensation, benefits and travel related costs, and net increases for other costs.

Costs of Products Sold

Costs of products sold increased 29.9%, or $4.3 million, to $18.6 million for the 12 weeks ended June 15, 2013 from $14.3 million for the 12 weeks ended June 16, 2012. Cardpool, which we acquired in the fourth quarter of 2011, accounted for $2.8 million of the increase. In addition, telecom handset and other hardware costs decreased by $0.9 million, and card production costs increased by $2.4 million. Costs of products sold decreased to 92.3% of Product sales in the 12 weeks ended June 15, 2013 compared from 97.3% in the 12 weeks ended June 16, 2012 primarily due to an increase in Cardpool’s gross margin percentage, partially offset by a decrease in gross margin percentage for card production sales.

General and Administrative

General and administrative expenses increased 10.6%, or $0.9 million, to $9.5 million for the 12 weeks ended June 15, 2013 from $8.6 million for the 12 weeks ended June 16, 2012, primarily due to a $1.4 million increase in employee compensation, benefits and travel related costs and a $1.1 million net increase in other costs, partially offset by a $1.5 million decrease in the expense resulting from the change in the estimated fair value of the Cardpool contingent consideration liability.

Other Income (Expense) and Income Tax Expense

The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 12 weeks ended June 15, 2013 and June 16, 2012.

	12 Weeks Ended
	June 15, 2013	June 16, 2012	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income, net	$96	$303	$(207)	-68.3%
Interest expense	—	(9)	9	-100.0%

Total other income (expense)	$96	$294	$(198)	-67.3%
INCOME TAX EXPENSE	$2,110	$3,442	$(1,332)	-38.7%
EFFECTIVE TAX RATE	38.5%	37.2%	1.3%

Other Income (Expense)

Other income (expense) consists of interest and other income, other non-operating gains (losses) and interest expense. Interest and other income is earned primarily on Overnight cash advances to Parent balances, which is calculated based on average overnight commercial paper rates, and short-term investments. Interest and other income has fluctuated with the amount and duration of our cash available for short-term investments or Overnight cash advances to Parent and changes in short-term interest rates.

Income Tax Expense

Prior to the Offering, income tax expense, deferred income taxes and income taxes receivable and payable are calculated assuming that we file a hypothetical stand-alone income tax return for both federal and state purposes. After the Offering, income tax expense, deferred income taxes and income taxes receivable and payable are calculated on a stand-alone basis except for a hypothetical stand-alone income tax return for certain states where we will continue to be included in Safeway’s consolidated tax return. We have historically been included in Safeway’s consolidated group for U.S. federal income tax purposes and in certain consolidated, combined or unitary groups for state and local income tax purposes. We are also party to a tax sharing agreement with Safeway, or the TSA. Prior to our Offering, the TSA was generally designed to approximate the tax liability that for (i) U.S. federal income tax purposes, would be incurred if we filed our own federal consolidated income tax return separate from the Safeway consolidated group and (ii) state and local income tax purposes, would represent our proportionate share of the tax liability shown due on any state or local combined, consolidated or unitary state or local income tax return filed by Safeway in which we or any of our subsidiaries were included. As a result of our Offering, we will no longer be included in Safeway’s federal tax return and certain state and local tax returns, and will begin to file tax returns and settle amounts due directly with such tax authorities. We will settle amounts due to or from Safeway related to fiscal periods prior to our Offering pursuant to the terms of the TSA and will continue to be included with Safeway in certain state and local tax returns and settle such amounts pursuant to the TSA. We do not expect that the change in tax status or settlement terms will materially affect our consolidated financial statements.

Our effective tax rate in the 12 weeks ended June 15, 2013 was 38.5%, compared to 37.2% in the 12 weeks ended June 16, 2012. The higher effective tax rate was attributable to an operating loss in one of our foreign subsidiaries for which we did not recognize an income tax benefit and higher amounts of non-deductible expenses resulting from mark-to-market expense on redeemable common stock, partially offset by an increased benefit for foreign rate differential and other net individually immaterial items.

Comparison of the 24 Weeks Ended June 15, 2013 and June 16, 2012

The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 24 weeks ended June 15, 2013 and June 16, 2012.

	24 Weeks Ended June 15, 2013	% of Total Operating Revenues	24 Weeks Ended June 16, 2012	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$321,294	78.2%	$277,363	81.2%
Program, interchange, marketing and other fees	53,265	13.0%	37,823	11.1%
Product sales	36,353	8.8%	26,335	7.7%

Total operating revenues	410,912	100.0%	341,521	100.0%
OPERATING EXPENSES:
Distribution partner commissions	214,135	52.1%	178,582	52.3%
Processing and services	66,394	16.2%	55,812	16.3%
Sales and marketing	68,289	16.6%	49,369	14.5%
Costs of products sold	34,500	8.4%	25,831	7.6%
General and administrative	21,915	5.3%	18,549	5.4%

Total operating expenses	405,233	98.6%	328,143	96.1%
OPERATING INCOME	5,679	1.4%	13,378	3.9%
OTHER INCOME (EXPENSE):
Interest income and other income, net	373	0.1%	710	0.2%
Interest expense	—	—%	(10)	—%

INCOME BEFORE INCOME TAX EXPENSE	6,052	1.5%	14,078	4.1%
INCOME TAX EXPENSE	2,428	0.6%	5,382	1.6%

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	3,624	0.9%	8,696	2.5%
Add: Loss attributable to non-controlling interest (net of tax)	213	0.1%	33	—%

NET INCOME ATTRIBUTABLE TO BLACKHAWK	$3,837	0.9%	$8,729	2.6%

Operating Revenues

The following table sets forth our consolidated operating revenues for the 24 weeks ended June 15, 2013 and June 16, 2012.

	24 Weeks Ended
	June 15, 2013	June 16, 2012	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$321,294	$277,363	$43,931	15.8%
Program, interchange, marketing and other fees	53,265	37,823	15,442	40.8%
Product sales	36,353	26,335	10,018	38.0%

Total operating revenues	$410,912	$341,521	$69,391	20.3%

Commissions and Fees

Commissions and fees revenue increased 15.8%, or $43.9 million, to $321.3 million for the 24 weeks ended June 15, 2013 from $277.4 million for the 24 weeks ended June 16, 2012. This increase was primarily due to a 16.0%, or $486.3 million, increase in Load value. Commissions and fees as a percentage of load value remained consistent at 9.1% for the 24 weeks ended June 15, 2013 and the 24 weeks ended June 16, 2012. The increase in Load value was primarily due to a 9.5% increase in the Number of load transactions and a 5.9% increase in the Average load transaction value. The increase in Number of load transactions reflects improved store productivity in the United States and internationally and the addition of new distribution partners in the United States and internationally, partially offset by a discontinuation of certain low-margin promotional programs and the discontinuation of our wholesale telecom business. The increase in Average load transaction value is primarily driven by tax refunds deposited onto our PayPower GPR cards. Commissions and fees as a percentage of load value was flat due to an increase in the portion of our products sold internationally, which generally have higher Commissions and fees as a percentage of load value, offset by tax refunds deposited onto our PayPower GPR cards, for which we do not earn Commissions and fees revenue.

Program, Interchange, Marketing and Other Fees

Program, interchange, marketing and other fees increased 40.8%, or $15.4 million, to $53.3 million for the 24 weeks ended June 15, 2013 from $37.8 million for the 24 weeks ended June 16, 2012. This increase was driven primarily by a 28.8%, or $4.5 million, increase in program management fees related to our Visa gift cards, a 32.0%, or $3.7 million, increase in marketing revenues, a $3.3 million increase in other fees on certain Visa gift cards sold internationally, for which we had minimal revenues for the 24 weeks ended June 16, 2012, and a 65.4%, or $2.0 million, increase in net interchange fees.

Product Sales

Product sales increased 38.0%, or $10.0 million, to $36.4 million for the 24 weeks ended June 15, 2013 from $26.3 million for the 24 weeks ended June 16, 2012. This increase was due to a 42.4%, or $7.4 million, increase in sales from Cardpool, which we acquired in the fourth quarter of 2011, and a 60.0%, or $2.9 million, increase in card production sales, partially offset by a 7.4%, or $0.3 million, decrease in telecom handset sales.

Operating Expenses

The following table sets forth our consolidated operating expenses for the 24 weeks ended June 15, 2013 and June 16, 2012.

	24 Weeks Ended
	June 15, 2013	June 16, 2012	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$214,135	$178,582	$35,553	19.9%
Processing and services	66,394	55,812	10,582	19.0%
Sales and marketing	68,289	49,369	18,920	38.3%
Costs of products sold	34,500	25,831	8,669	33.6%
General and administrative	21,915	18,549	3,366	18.1%

Total operating expenses	$405,233	$328,143	$77,090	23.5%

Distribution Partner Commissions

Distribution partner commissions expense increased 19.9%, or $35.6 million, to $214.1 million for the 24 weeks ended June 15, 2013 from $178.6 million for the 24 weeks ended June 16, 2012, primarily due to a 15.8%, or $43.9 million, increase in Commissions and fees revenue. In addition, Distribution partner commissions expense as a percentage of commissions and fees revenue increased 2.2 percentage points to 66.6% in the 24 weeks ended June 15, 2013 from 64.4% in the 24 weeks ended June 16, 2012, primarily due to increased commissions paid to Safeway as a result of amendments to our distribution partner agreements with Safeway (see Note 6 – Related-Party Transactions in the notes to our condensed consolidated financial statements) and changes to the distribution partner mix and an increase in the portion of our products sold internationally, which have higher average Distribution partner commissions paid as a percentage of load value. These amendments with Safeway increased the amount of Distribution partner commissions expense for the 24 weeks ended June 15, 2013 by $3.2 million as compared to what the expense would have been before the amendments.

Processing and Services

Processing and services expenses increased 19.0%, or $10.6 million, to $66.4 million for the 24 weeks ended June 15, 2013 from $55.8 million for the 24 weeks ended June 16, 2012. The increase is primarily due to a 9.5% increase in Number of load transactions for the 24 weeks ended June 15, 2013 from the 24 weeks ended June 16, 2012. The $10.6 million increase includes increases of $2.9 million in net employee and contractor compensation, benefits and travel related costs, $2.3 million in depreciation, equipment and data center lease expenses related to capitalized software projects and related hardware, $1.5 million in merchandising costs, $1.4 million in supply chain costs, $1.3 million in in-store fixture amortization and other fixture costs, $0.9 million for card production costs, primarily related to our Visa Gift and PayPower GPR cards, and $0.3 million net increase in other costs. Processing and services expenses decreased as a percentage of total operating revenue to 16.2% in the 24 weeks ended June 15, 2013 from 16.3% in the 24 weeks ended June 16, 2012 due to increased leverage of our technology infrastructure.

Sales and Marketing

Sales and marketing expenses increased 38.3%, or $18.9 million, to $68.3 million for the 24 weeks ended June 15, 2013 from $49.4 million for the 24 weeks ended June 16, 2012. Program marketing and development expenses increased by $10.3 million from the 24 weeks ended June 16, 2012 to the 24 weeks ended June 15, 2013, and mark-to-market and amortization expense related to equity instruments held by distribution partners increased $6.4 million, primarily as a result of our Offering (see Note 3 – Capital Stock in the notes to our condensed consolidated financial statements). The remainder of the $2.2 million increase was attributable to increased employee compensation, benefits and travel related costs, and net increases for other costs.

Costs of Products Sold

Costs of products sold increased 33.6%, or $8.7 million, to $34.5 million for the 24 weeks ended June 15, 2013 from $25.8 million for the 24 weeks ended June 16, 2012. Cardpool, which we acquired in the fourth quarter of 2011, accounted for $6.6 million of the increase. In addition, card production costs increased by $2.7 million, and telecom handset and other hardware costs decreased by $0.6 million. Costs of products sold decreased to 94.9% of product sales in the 24 weeks ended June 15, 2013 compared to 98.1% in the 24 weeks ended June 16, 2012 primarily due to an increase in Cardpool’s gross margin percentage, partially offset by a decrease in gross margin percentage for card production sales.

General and Administrative

General and administrative expenses increased 18.1%, or $3.4 million, to $21.9 million in the 24 weeks ended June 15, 2013 from $18.5 million for the 24 weeks ended June 16, 2012, primarily due to a $2.5 million increase in employee compensation, benefits and travel related costs, a $0.9 million increase in bad debt expense, and $1.1 million net increase in other costs, partially offset by a $1.1 million decrease in the expense resulting from the change in the estimated fair value of the Cardpool contingent consideration liability.

Other Income (Expense) and Income Tax Expense

The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 24 weeks ended June 15, 2013 and June 16, 2012.

	24 Weeks Ended
	June 15, 2013	June 16, 2012	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income, net	$373	$710	$(337)	-47.5%
Interest expense	—	(1 0)	10	-100.0%

Total other income (expense)	$373	$700	$(327)	-46.7%
INCOME TAX EXPENSE	$2,428	$5,382	$(2,954)	-54.9%
EFFECTIVE TAX RATE	40.1%	38.2%	1.9%

Other Income (Expense)

Other income (expense) consists of interest and other income, other non-operating gains (losses) and interest expense. Interest and other income is earned primarily on Overnight cash advances to Parent balances, which is calculated based on average overnight commercial paper rates, and short-term investments. Interest and other income has fluctuated with the amount and duration of our cash available for short-term investments or the Overnight cash advances to Parent and changes in short-term interest rates.

Income Tax Expense

Prior to the Offering, income tax expense, deferred income taxes and income taxes receivable and payable are calculated assuming that we file a hypothetical stand-alone income tax return for both federal and state purposes. After the Offering, income tax expense, deferred income taxes and income taxes receivable and payable are calculated on a stand-alone basis except for a hypothetical stand-alone income tax return for certain states where we will continue to be included in Safeway’s consolidated tax return. We have historically been included in Safeway’s consolidated group for U.S. federal income tax purposes and in certain consolidated, combined or unitary groups for state and local income tax purposes. We are also party to a tax sharing agreement with Safeway, or the TSA. Prior to our Offering, the TSA was generally designed to approximate the tax liability that for (i) U.S. federal income tax purposes, would be incurred if we filed our own federal consolidated income tax return separate from the Safeway consolidated group and (ii) state and local income tax purposes, would represent our proportionate share of the tax liability shown due on any state or local combined, consolidated or unitary state or local income tax return filed by Safeway in which we or any of our subsidiaries were included. As a result of our Offering, we will no longer be included in Safeway’s federal tax return and certain state and local tax returns, and will begin to file tax returns and settle amounts due directly with such tax authorities. We will settle amounts due to or from Safeway related to fiscal periods prior to our Offering pursuant to the terms of the TSA and will continue to be included with Safeway in certain state and local tax returns and settle such amounts pursuant to the TSA. We do not expect that the change in tax status or settlement terms will materially affect our consolidated financial statements.

Our effective tax rate in the 24 weeks ended June 15, 2013 was 40.1%, compared to 38.2% in the 24 weeks ended June 16, 2012. The higher effective tax rate was attributable to an operating loss in one of our foreign subsidiaries for which we did not recognize an income tax benefit and higher amounts of non-deductible expenses resulting from mark-to-market expense on redeemable common stock, partially offset by an increased benefit for foreign rate differential and individually immaterial items.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the 24 weeks ended June 15, 2013 and June 16, 2012.

	24 Weeks Ended
	June 15, 2013	June 16, 2012
	(in thousands)
Net cash used in operating activities	$(488,669)	$(548,554)
Net cash provided by investing activities	423,608	438,380
Net cash used in financing activities	(886)	(1,123)
Effect of exchange rates on cash and cash equivalents	(2,335)	252

Net decrease in cash and cash equivalents	$(68,282)	$(111,045)

Free Cash Flow

Free cash flow is calculated as the net cash flow from operating activities adjusted to exclude the impact from changes in Settlement payables and Settlement receivables, less expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from gift card sales in late December, which we believe is useful to understanding our business. Please see “Liquidity and Capital Resources—Cash Flows from Operating Activities” for additional information. The following table sets forth our free cash flow for the 24 weeks ended June 15, 2013 and June 16, 2012.

	24 Weeks Ended
	June 15, 2013	June 16, 2012
	(in thousands)
Net cash used in operating activities	$(488,669)	$(548,554)
Decrease in settlement payables, net of settlement receivables	490,893	535,610

Net cash provided by (used in) operating activities, as adjusted	2,224	(12,944)
Expenditures for property, equipment and technology and intangible assets	(15,110)	(10,681)

Free cash flow (1)	$(12,886)	$(23,625)

(1)	Our Free cash flow is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. This measure, however, should be considered in addition to, and not as a substitute for or superior to cash flows or other measures of the financial performance prepared in accordance with GAAP.

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

The $488.7 million of net cash used in operating activities in the 24 weeks ended June 15, 2013 resulted from $3.6 million of net income, the adjustment for non-cash operating expenses of $28.6 million (including $10.7 million for depreciation and amortization, $8.7 million for program development cost amortization, $3.5 million for employee stock-based compensation and $7.0 million for distribution partner mark-to-market expense, partially offset by $0.9 million for a mark-to-market decrease in the fair value of the Cardpool contingent consideration liability) and cash flow increases of $285.0 million, $21.6 million and $7.4 million from changes in settlement receivables, accounts receivable, current and long-term, and prepaid expenses and other current assets, and cash flow decreases of $775.9 million, $30.4 million, $17.8 million, $10.1 million and $0.6 million from changes in settlement payables, accounts payable and accrued liabilities, income taxes, net, other assets and other liabilities, respectively.

The $548.6 million of net cash used in operating activities in the 24 weeks ended June 16, 2012 resulted from $8.7 million of net income, the adjustment for non-cash operating expenses of $19.3 million (including $8.1 million for depreciation and amortization, $7.7 million for program development cost amortization, $2.2 million for employee stock-based compensation and $1.3 million for distribution partner mark-to-market expense), cash flow increases of $47.0 million, $10.1 million and $1.6 million from changes in settlement receivables, accounts receivable, current and long-term and prepaid expenses and other current assets, respectively, and cash flow decreases of $582.6 million, $28.9 million, $17.5 million and $6.0 million from changes in settlement payables, accounts payable and accrued liabilities, income taxes, net and other assets, respectively.

Cash Flows from Investing Activities

Safeway may borrow a portion of our cash balances and invest these amounts in overnight investments. As of June 15, 2013 and June 16, 2012, Overnight cash advances to Parent were $65.0 million and $149.7 million, respectively. The average daily Overnight cash advances to Parent during the 24 weeks ended June 15, 2013 and June 16, 2012 were $77.4 million and $174.3 million, respectively. Other than the change in Overnight cash advances to Parent, net cash used in investing activities consisted of expenditures for property, equipment and technology and intangible assets of $15.1 million and $10.7 million for the 24 weeks ended June 15, 2013 and June 16, 2012, respectively, and a cash flow increase for the change in restricted cash of $9.0 million for the 24 weeks ended June 15, 2013, which was released as a result of our Offering.

Cash Flows from Financing Activities

The net cash used in financing activities for the 24 weeks ended June 15, 2013 was $0.9 million, primarily consisting of payments of $1.9 million for our Cardpool acquisition liability, partially offset by $0.8 million for reimbursements, net of payments, for costs related to the Offering. The net cash used in financing activities for the 24 weeks ended June 16, 2012 was $1.1 million, consisting primarily of the repurchase of employee equity awards and common stock.

Off- Balance Sheet Arrangements

From time to time, we enter into contracts containing provisions that contingently require us to indemnify various parties against certain potential claims from third parties. Under contracts with certain issuing banks, we are responsible to the banks for any unrecovered overdrafts on cardholders’ accounts. Under contracts with certain content and distribution partners, we are responsible for potential losses resulting from certain claims from third parties. Because the indemnity amounts associated with these types of agreements are not explicitly stated, the maximum amount of the obligation cannot be reasonably estimated. Historically, we have paid limited amounts pursuant to these indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hedge this exposure as, to date, it has not been significant. We also have exposure to interest rate risk to the extent we invest our cash with third-party financial institutions. Safeway may also borrow our cash through overnight advances.

Interest Rate Risk

We are exposed to interest rate risk associated with the investment of available cash. We invest available cash in conservative short-term instruments and are primarily subject to changes in short-term interest rates.

Currency Risk

We currently have international operations in countries which include Australia, Canada, Mexico, the United Kingdom, other countries in the European Union and Asia. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in foreign exchange translation gains and losses. We had unrealized foreign currency translation losses of approximately $1.8 and $0.1 million for the 24 weeks ended June 15, 2013 and June 16, 2012, respectively. Our realized foreign transaction gains and losses were immaterial in the 24 weeks ended June 15, 2013 and June 16, 2012. If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results of operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 15, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 15, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our industry has seen an increase in patent litigation in recent years, as there are a wide array of patents and pending patent applications related to the technologies used in the prepaid industry. As a result, third parties have asserted infringement claims against many participants in the prepaid industry. One example is a litigation being prosecuted against a number of our content providers: Alexsam, Inc. v. Best Buy Co., Inc. et al, filed in the United States District Court for the Eastern District of Texas in March 2010, alleging patent infringement in connection with activation of prepaid cards. Alexsam was successful in other patent litigation in 2011. The defendants have denied the claims and are vigorously defending the infringement allegations. Initial consolidated trials upheld the validity and enforceability of the Alexsam patents in late April 2013 and early May 2013. Separate infringement trials started in May 2013. The first litigation was settled in May 2013, and the next two trials resulted in verdicts of non-infringement by the defendants in June 2013. Four additional trials are pending. The next is set to begin in October 2013. We believe that a judgment or settlement with Alexsam that would have a material adverse effect on our business, results of operations or financial condition is currently not probable. In addition, due to a number of factors including the complexity of the case, number of entities involved and unpredictability of the outcome, we believe that the range of reasonably possible losses is not estimable. However, if Alexsam succeeds, our content providers (including those not subject to the litigation) may be required to pay past and future royalties or future license fees (and may rely on us for indemnification of some of those payments) which could have a material adverse effect on our business, results of operations and financial condition.

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

Some of our contracts with content providers require a guarantee of our payment obligations by Safeway, our parent company. These guarantees were to expire upon certain events, such as the consummation of our initial public offering. Some of these guarantees have been extended for various periods to allow for us to provide other adequate security or demonstrate sufficient financial viability to eliminate the need for such guarantees. Failure to provide adequate security or our failure to demonstrate our independent financial viability to certain content providers, or to any new content providers who may require security in the future, may adversely affect our ability to maintain our relationships with our content providers or adversely affect our cash flows.

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

Although we have entered into an agreement with University National Bank as a second issuing bank for proprietary Visa gift cards and with The Bancorp Bank, or Bancorp, as a second issuing bank for Visa-branded GPR cards, there can be no assurance that we will be able to reduce the risk associated with our reliance on MetaBank. We continue to use MetaBank as the issuing bank for a substantial majority of our proprietary Visa gift cards, and we cannot provide any guarantee that we will continue to achieve comparable financial terms related to these programs if we are required, or elect, to reduce or eliminate our issuances through MetaBank. Further, we may not be able to renew our existing agreements with issuing banks or enter into relationships with additional banks on acceptable terms, or at all, in which case we would incur significant transition and other costs and expenses, and users of our products and services could be significantly affected. In addition, there has been increased regulatory scrutiny of products and services that are offered by issuing banks (including our issuing banks) in conjunction with third parties. To the extent that our bank-issued products become the subject of such regulation, we may face increased compliance costs and limits on our product offerings, among other consequences. If any material adverse event were to affect MetaBank, University National Bank, Bancorp or any other issuing bank with whom we have a relationship, including a decline in their financial condition, a decline in the quality of their services, loss of their deposits, their failure or inability to comply with applicable banking and financial regulatory requirements (including the 2010 Supervisory Directive or further regulatory actions), a systems failure or their inability to pay us fees or outstanding receivable balances, then our business, results of operations and financial condition could be materially and adversely affected.

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

On June 26, 2013, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule (“Nonbank Supervisory Rule”) that establishes procedures to implement Section 1024(a)(1)(C) of the Dodd-Frank Act), by which the CFPB will supervise certain nonbank entities that offer or provide consumer financial products or services. The CFPB is authorized to supervise nonbank entities for purposes of: (1) assessing compliance with federal consumer financial law; (2) obtaining information about the activities and compliance systems or procedures of nonbank entities; and (3) detecting and assessing risks to consumers and markets. The Nonbank Supervision Rule establishes the procedures the CFPB will use to determine whether a nonbank entity will be subject to the CFPB’s supervisory authority. Regardless of whether nonbank entities providing consumer financial products or services are subject to the CFPB’s supervisory authority, the CFPB affirmed in the Nonbank Supervisory Rule that such entities are subject to the CFPB’s regulatory and enforcement authority and that the CFPB may conduct examinations or request information from supervised entities. If the CFPB determines that there is a need to examine us, it could increase our costs of operation or disrupt our business.

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

Additionally, the Durbin Amendment requires that certain prepaid access products be accessible through two unaffiliated payment networks, which we refer to as the network exclusivity requirement. The compliance deadline for the network exclusivity requirement for open loop gift and GPR cards was April 1, 2013, subject to certain exceptions with respect to reloads on GPR cards that were issued prior to April 1, 2013. We and the issuing banks and program managers for these products made certain changes in response to the requirement, which increased certain of our costs. However, on March 13, 2013, the Staff of the Board of Governors of the Federal Reserve System, or the Staff, issued certain “frequently asked questions”, or FAQs, relating to the network exclusivity requirement. We and the issuing banks and program managers have made further changes to address the FAQs, and we believe that the open loop gift and GPR cards that we distribute are in compliance with the network exclusivity requirement, as PINs are enabled on such products at the time of their activation. We and others in the prepaid industry have requested clarification from the Staff that our changes comply with the network exclusivity requirement. On May 31, 2013, the Staff issued an update to the FAQs, specifying that the issuer of such products complies with the requirement by providing a PIN to the cardholder or having the cardholder select a PIN before or at the time a merchant first prompts the cardholder to enter a PIN. We and the issuing banks and program managers are making further changes to address the updated FAQs. Although these additional changes will increase our costs and potentially make these cards less attractive to our distribution partners or consumers, we do not presently believe that such changes will have a material adverse effect on our business, results of operations and financial condition. In addition, recent changes and proposed changes to other laws and regulations may materially increase our costs of operation, decrease our operating revenues and disrupt our business.

On June 26, 2013, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule (“Nonbank Supervisory Rule”) that establishes procedures to implement Section 1024(a)(1)(C) of the Dodd-Frank Act), by which the CFPB will supervise certain nonbank entities that offer or provide consumer financial products or services. The CFPB is authorized to supervise nonbank entities for purposes of: (1) assessing compliance with federal consumer financial law; (2) obtaining information about the activities and compliance systems or procedures of nonbank entities; and (3) detecting and assessing risks to consumers and markets. The Nonbank Supervision Rule establishes the procedures the CFPB will use to determine whether a nonbank entity will be subject to the CFPB’s supervisory authority. Regardless of whether nonbank entities providing consumer financial products or services are subject to the CFPB’s supervisory authority, the CFPB affirmed in the Nonbank Supervisory Rule that such entities are subject to the CFPB’s regulatory and enforcement authority and that the CFPB may conduct examinations or request information from supervised entities. If the CFPB determines that there is a need to examine us, it could increase our costs of operation or disrupt our business.

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

Our distribution partners may be subject to infringement or misappropriation claims that, if successful, could preclude the distribution partner from distributing our products and services. In addition, some of our agreements require that if claims related to our products and services are made against our distribution partners or content providers, we are required to indemnify them against any losses. For example, we are currently defending a number of our partners in connection with the matter Alexsam, Inc. v. Best Buy Co., Inc. et al., filed in the United States District Court for the Eastern District of Texas, alleging patent infringement in connection with activation of prepaid cards. Alexsam was successful in other patent litigation in 2011. The defendants in our case have denied the claims and are vigorously defending the infringement allegations. Initial consolidated trial upheld the validity and enforceability of the Alexsam patents in late April 2013 and early May 2013. Separate infringement trials started in May 2013. The first litigation was settled in May 2013, and the next two trials resulted in verdicts of non-infringement by the defendants in June 2013. Four additional trials are pending. The next is set to begin in October 2013. If Alexsam succeeds, our content providers (including those not subject to the litigation) may be required to pay past and future royalties or future license fees (and may rely on us for indemnification of some of those payments) which could have a material adverse effect on our business, results of operations and financial condition.

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

Settlement risk is affected by the seasonality of our business and peaks at year-end as a result of the holiday selling season. As of June 15, 2013, we estimate that we had settlement risk of $66.0 million. We are not insured against these risks. We have in the past experienced settlement losses when an intermediary service provider failed to remit payment to us. These losses over the past three fiscal years have been immaterial except in 2010, when we experienced losses totaling $3.5 million, related to a single distribution partner. Significant settlement losses resulting from the adverse financial condition of our distribution partners or intermediaries or due to other factors could have a material adverse effect on our business, results of operations and financial condition.

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

We acquired a gift card exchange business, Cardpool in the fourth quarter of 2011. In the future, we may pursue other acquisitions or investments that we believe will help us achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

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

We depend on a number of key personnel who have substantial experience relevant to the payments industry and our operations. All of our employees, including William Tauscher, our Chief Executive Officer, Talbott Roche, our President, and Jerry Ulrich, our Chief Financial Officer, are at-will employees, meaning they may terminate their employment with us at any time. Consequently, our future success will depend, to a significant extent, on our ability to identify, attract and retain key personnel, namely our management team and experienced sales, marketing, technical and systems management personnel, as well as finance, legal and compliance personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area, where our principal offices are located, and we may incur significant costs to attract and retain them. In addition, we may experience difficulty assimilating our newly hired personnel, which could have a material adverse effect on our business, results of operations and financial condition. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to identify, attract and retain key personnel, our business, results of operations and financial condition could be materially and adversely affected.

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

An active trading market for our Class A common stock may not be maintained.

Prior to the Offering, there was no public market for shares of our Class A common stock. Although our Class A common stock is now listed on the NASDAQ Global Select Market, an active trading market for our shares may not be sustained. In addition, we cannot provide any guarantee as to the liquidity of such market. In the absence of an active trading market for our Class A common stock, stockholders may not be able to sell their Class A common stock at the time they would like to sell.

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

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention as well as our other resources and could have a material adverse effect on our business, results of operations and financial condition.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. For so long as we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”), we may make certain elections that would subject us to reduced reporting and corporate governance requirements. Please see the risk factor titled “We are an ‘emerging growth company,’ and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A common stock may be less attractive to investors.” Nonetheless, we expect the rules and regulations associated with being a public company to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept constraints on policy limits and coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Future sales of a substantial number of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of July 17, 2013, we had 11,519,463 shares of Class A common stock outstanding and 40,424,050 shares of Class B common stock outstanding.

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

The holders of approximately 77.8% of our outstanding common stock based on shares outstanding as of July 17, 2013 are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a stockholders’ agreement. In addition, upon exercise of outstanding stock options, stock appreciation rights and restricted stock units by our employees, our employees will be entitled to rights with respect to registration of the Class B common stock acquired on exercise of such equity awards, as well as shares of Class B common stock held by our employees that are currently subject to repurchase rights and will become eligible for registration when such repurchase rights lapse. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares of Class A common stock to raise capital, and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. In addition, we have filed a registration statement on Form S-8 under the Securities Act to register 7,928,768 shares of common stock for issuance under our 2006 Plan, 2007 Plan and 2013 Equity Incentive Award Plan. Upon issuance and once vested, these shares can be freely sold in the public market, subject to the lock-up period described above, the applicable plan and/or the agreements for the equity awards entered into with holders of such equity awards.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following sets forth information regarding sales of unregistered securities by us from March 24, 2013 through June 15, 2013:

1. We issued and sold 20,423 shares of Class B common stock to employees as a result of the exercise of outstanding stock options at a weighted-average exercise price of $6.78 per share.

2. We issued and sold 1,164 shares of Class B common stock to 18 employees at a price of $0.00 per share as a result of the vesting of restricted stock units that were issued pursuant to the 2006 Restricted Stock Plan.

3. We issued stock options to employees to purchase 653,750 shares of Class B common stock at an exercise price of $20.00 per share pursuant to the 2007 Stock Option Plan.

4. We issued and sold 188,750 shares of Class B common stock to 166 employees at a price of $0.00 per share pursuant to the 2006 Restricted Stock Plan.

5. On April 2, 2013, in connection with entering into an amendment to an existing commercial agreement, we issued a warrant to purchase up to 750,000 shares of Class A common stock at an exercise price of $20.00 per share to the counterparty to such agreement. The warrant may be exercised at any time beginning on the earlier of October 16, 2013 and a change of control of the Company. The warrant expires on the earlier of March 31, 2018 and ten business days following the termination of the commercial agreement with such commercial partner.

6. On April 2, 2013, in connection with entering into an amendment to an existing commercial agreement, we issued a warrant to purchase up to 1,500,000 shares of Class A common stock at an exercise price of $20.00 per share to the counterparty to such agreement. The warrant may be exercised at any time beginning on the earlier of October 16, 2013 and a change of control of the Company. The warrant expires on the earlier of June 30, 2018 and ten business days following the termination of the commercial agreement with such commercial partner.

7. On April 30, 2013, in satisfaction of our obligation to offer a distribution partner a purchase right in connection with certain issuances of our securities pursuant to an investor agreement entered into in connection with a commercial agreement with such partner, which obligation was triggered by the issuance of the warrant referenced in paragraph 5 above, we issued a warrant to purchase up to 15,306 shares of Class A common stock at an exercise price of $20.00 per share to such partner. The warrant may be exercised at any time beginning on the earlier of October 16, 2013 and a change of control of the Company. The warrant expires on the earlier of March 31, 2018 and ten business days following the termination of the commercial agreement with such partner.

8. On April 24, 2013, in connection with the closing of our initial public offering, we issued 406,957 shares of Class B common stock pursuant to the net exercise of a warrant by a distribution partner to purchase 750,000 shares at an exercise price of $10.52 per share.

The issuances of securities described above in paragraphs 1 – 4 were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, pursuant to benefit plans and contracts relating to compensation approved by our board of directors. The issuances of the securities described above in paragraphs 5 – 8 were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. In addition, the exercise described in paragraph 8 was deemed to be exempt from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act.

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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: July 24, 2013

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.

3.2(2)	Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.

4.1(3)	Stock Purchase Warrant, dated as of April 4, 2013.

4.2(4)†	Stock Purchase Warrant, dated as of April 2, 2013.

4.3(5)†	Stock Purchase Warrant, dated as of April 2, 2013.

4.4††	Stock Purchase Warrant, dated as of April 30, 2013.

10.1(6)	Amendment No. 1 to Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.

10.2(7)	Amendment No. 1 to Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.

10.3(8)	2013 Equity Incentive Plan.

10.8(9)	Non-Employee Director Compensation Plan.

10.9(10)	Form of Indemnification Agreement between the Company and each of its directors and officers.

10.10(11)	Administrative Cooperation Agreement, effective as of April 24, 2013, by and between the Company and Safeway Inc.

10.11(12)	Cash Management and Treasury Services Agreement, effective as of April 4, 2013, by and between the Company and Safeway Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013, and incorporated herein by reference.
(3)	Filed as Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2013 (File No. 333-187325), and incorporated herein by reference.
(4)	Filed as Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 3, 2013 (File No. 333-187325), and incorporated herein by reference.
(5)	Filed as Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 3, 2013 (File No. 333-187325), and incorporated herein by reference.
(6)	Filed as Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 3, 2013 (File No. 333-187325), and incorporated herein by reference.
(7)	Filed as Exhibit 10.22 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 3, 2013 (File No. 333-187325), and incorporated herein by reference.
(8)	Filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(9)	Filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(10)	Filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 18, 2013 (File No. 333-187325), and incorporated herein by reference.
(11)	Filed as Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 3, 2013 (File No. 333-187325), and incorporated herein by reference.
(12)	Filed as Exhibit 10.31 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2013 (File No. 333-187325), and incorporated herein by reference.
†	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
††	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.