Form 10-Q
period 2013-09-07
BLACKHAWK NETWORK HOLDINGS, INC
filed 2013-10-17
CIK 1411488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2013

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

As of October 9, 2013, there were 11,549,713 shares of the Registrant’s Class A common stock outstanding and 40,426,352 shares of the Registrant’s Class B common stock outstanding.

Blackhawk Network Holdings, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 7, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$103,453	$172,665
Overnight cash advances to Parent	9,000	495,000
Settlement receivables, net ($18,011 and $75,124 from Parent)	167,945	510,853
Accounts receivable, net ($2,061 and $4,229 from Parent)	91,634	101,001
Deferred income taxes	10,499	10,499
Prepaid expenses and other current assets	57,674	53,968

Total current assets	440,205	1,343,986
Property, equipment and technology, net	71,384	66,998
Intangible assets, net	22,198	1,699
Goodwill	42,729	42,729
Restricted cash	—	8,968
Deferred income taxes	983	1,937
Other assets ($4,962 and $0 from Parent)	70,473	67,394

TOTAL ASSETS	$647,972	$1,533,711

LIABILITIES, REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables ($2,213 and $4,952 to Parent)	$351,938	$1,231,429
Accounts payable and accrued liabilities ($484 and $23,839 to Parent)	108,575	154,542

Total current liabilities	460,513	1,385,971
Warrant and common stock liabilities	—	26,675
Deferred income taxes	9,959	266
Other liabilities ($0 and $3,072 to Parent)	15,986	23,152

Total liabilities	486,458	1,436,064

Commitments and contingencies (see Note 5)
Redeemable equity	—	34,997

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares issued	—	—
Class A common stock: $0.001 par value; 125,000 and 0 shares authorized, respectively; 11,565 and 0 shares issued, respectively	11	—
Class B common stock: $0.001 par value; 125,000 and 140,000 shares authorized, respectively; 40,854 and 51,681 shares issued, respectively	41	51
Additional paid-in capital	95,225	31,542
Treasury stock	(50)	—
Accumulated other comprehensive income (loss)	(2,930)	298
Retained earnings	69,073	30,669

Total Blackhawk Network Holdings, Inc. equity	161,370	62,560
Non-controlling interest	144	90

Total stockholders’ equity	161,514	62,650

TOTAL LIABILITIES, REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY	$647,972	$1,533,711

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
OPERATING REVENUES:
Commissions and fees	$158,270	$133,993	$479,564	$411,356
Program, interchange, marketing and other fees	25,352	16,039	78,617	53,862
Product sales	22,374	14,619	58,727	40,954

Total operating revenues	205,996	164,651	616,908	506,172

OPERATING EXPENSES:
Distribution partner commissions	105,361	89,458	319,496	268,040
Processing and services	34,927	29,594	101,321	85,406
Sales and marketing	30,502	22,891	98,791	72,260
Costs of products sold	21,493	14,349	55,993	40,180
General and administrative	9,979	4,123	31,894	22,672

Total operating expenses	202,262	160,415	607,495	488,558

OPERATING INCOME	3,734	4,236	9,413	17,614
OTHER INCOME (EXPENSE):
Interest income and other income, net	59	262	432	972
Interest expense	—	(1)	—	(11)

INCOME BEFORE INCOME TAX EXPENSE	3,793	4,497	9,845	18,575
INCOME TAX EXPENSE	1,544	1,494	3,972	6,876

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	2,249	3,003	5,873	11,699
Add: Loss attributable to non-controlling interest (net of tax)	106	88	319	121

NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$2,355	$3,091	$6,192	$11,820

EARNINGS PER SHARE – CLASS A AND CLASS B:
Basic	$0.05	$0.06	$0.12	$0.23
Diluted	$0.04	$0.06	$0.12	$0.23
Weighted average shares outstanding—basic	51,615	50,058	50,811	50,055
Weighted average shares outstanding—diluted	53,074	50,820	51,982	50,792

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	$2,249	$3,003	$5,873	$11,699
Other comprehensive income (loss):
Currency translation adjustments	(1,413)	1,440	(3,228)	1,326

COMPREHENSIVE INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	836	4,443	2,645	13,025
Add: Comprehensive loss attributable to non-controlling interest (net of tax)	106	88	319	121

COMPREHENSIVE INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$942	$4,531	$2,964	$13,146

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	36 Weeks Ended
	September 7, 2013	September 8, 2012
OPERATING ACTIVITIES:
Net income before allocation to non-controlling interest	$5,873	$11,699
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,963	12,882
Program development cost amortization	13,259	11,150
Change in allowance for doubtful accounts and sales adjustments	333	(415)
Employee stock-based compensation expense	5,279	3,467
Distribution partner mark-to-market expense	6,961	1,928
Change in fair value of contingent consideration	(1,255)	(3,636)
Excess tax benefit from stock-based awards	(588)	—
Other	80	262
Changes in operating assets and liabilities:
Settlement receivables	339,710	113,670
Settlement payables	(877,287)	(669,008)
Accounts receivable, current and long-term	16,421	12,648
Prepaid expenses and other current assets	(4,624)	(5,566)
Other assets	(19,894)	(10,559)
Accounts payable and accrued liabilities	(22,029)	(31,871)
Other liabilities	165	739
Income taxes, net	(16,956)	(18,611)

Net cash used in operating activities	(537,589)	(571,221)

INVESTING ACTIVITIES:
Change in overnight cash advances to Parent	486,000	470,750
Expenditures for property, equipment and technology and intangible assets	(21,349)	(15,097)
Change in restricted cash	8,968	—
Other	(250)	(160)

Net cash provided by investing activities	473,369	455,493

FINANCING ACTIVITIES:
Dividends paid	(135)	—
Payments for acquisition liability	(2,281)	—
Payments for initial public offering costs	(4,694)	—
Reimbursement for initial public offering costs	5,540	—
Proceeds from exercise of stock options	359	100
Excess tax benefit from stock-based awards	588	—
Payments for surrendered stock-based awards for taxes	(890)	(374)
Repurchase of redeemable common stock	(171)	(937)
Contribution from non-controlling interest	324	199

Net cash used in financing activities	(1,360)	(1,012)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,632)	1,405

DECREASE IN CASH AND CASH EQUIVALENTS	(69,212)	(115,335)
CASH AND CASH EQUIVALENTS—Beginning of year	172,665	153,674

CASH AND CASH EQUIVALENTS—End of period	$103,453	$38,339

NON-CASH FINANCING AND INVESTING ACTIVITIES
Reclassification of warrant and common stock liabilities to additional paid-in capital upon initial public offering	$27,121	$—
Reclassification of redeemable equity to stockholders’ equity upon initial public offering	$36,171	$—
Intangible assets recognized for the issuance of fully vested warrants	$22,183	$—

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Redeemable Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non- Controlling Interest	Total Stock-holders’ Equity
		Shares	Amount	Shares	Amount
BALANCE—December 29, 2012	$34,997	—	$—	51,681	$51	$31,542	$—	$298	$30,669	$62,560	$90	$62,650
Comprehensive income	—	—	—	—	—	—	—	(3,228)	6,192	2,964	(319)	2,645
Stock-based employee compensation expense	—	—	—	—	—	5,279	—	—	—	5,279	—	5,279
Exercise of options	66	—	—	45	—	293	—	—	—	293	—	293
Surrender of stock-based equity awards for taxes	(465)	23	—	(23)	—	(375)	(50)	—	—	(425)	—	(425)
Excess tax benefit from stock-based awards, net	—	—	—	—	—	588	—	—	—	588	—	588
Repurchase of redeemable common stock	(171)	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	42	—	228	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	16	—	—	—	—	—	—	—	—
Mark-to-market adjustment on common stock and warrants issued to distribution partners	—	—	—	—	—	6,366	—	—	—	6,366	—	6,366
Issuance of fully vested warrants to distribution partners	—	—	—	—	—	22,332	—	—	—	22,332	—	22,332
Reclassification of warrant and common stock liabilities upon initial public offering	—	—	—	—	1	27,120	—	—	—	27,121	—	27,121
Exercise of warrant	—	—	—	407	—	—	—	—	—	—	—	—
Contribution from minority interest	—	—	—	—	—	—	—	—	—	—	373	373
Dividends paid	—	—	—	—	—	—	—	—	(135)	(135)	—	(135)
Adjustment to redeemable equity	1,744	—	—	—	—	—	—	—	(1,744)	(1,744)	—	(1,744)
Reclassification of redeemable equity upon initial public offering	(36,171)	—	—	—	—	2,080	—	—	34,091	36,171	—	36,171
Conversion of Class B common stock to Class A common stock upon initial public offering	—	11,500	11	(11,500)	(11)	—	—	—	—	—	—	—

BALANCE—September 7, 2013	$—	11,565	$11	40,854	$41	$95,225	$(50)	$(2,930)	$69,073	$161,370	$144	$161,514

See accompanying notes to the condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Significant Accounting Policies

The Company

Blackhawk Network Holdings, Inc., together with its subsidiaries (“Blackhawk” or the “Company”), is a majority-owned subsidiary of Safeway Inc. (“Safeway” or “Parent”). As of September 7, 2013, Safeway owned approximately 72.8% of Blackhawk’s outstanding common stock. Blackhawk is a prepaid payments network utilizing proprietary technology to offer a broad range of gift cards, other prepaid products and payment services. The Company’s payment network supports its three primary constituents: consumers who purchase the products and services the Company offers, content providers who offer branded products that are redeemable for goods and services, and distribution partners who sell those products. The Company’s product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable (“GPR”) cards and the Company’s reload network (collectively “prepaid products”). The Company offers gift cards from leading consumer brands (known as “closed loop”) as well as branded gift cards from leading payment network card associations such as American Express, MasterCard and Visa (known as “open loop”) and prepaid telecom products offered by prepaid wireless telecom brands. The Company also distributes GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, the Company’s proprietary GPR card. The Company operates a proprietary reload network named REloadit, which allows consumers to reload funds onto their previously purchased GPR cards. The Company distributes products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as “distribution partners”) in the Americas, Europe, Australia and Asia.

Initial Public Offering

On April 24, 2013, the Company completed an initial public offering (the “Offering”) of 11,500,000 shares of the Company’s Class A common stock at a price of $23.00 per share, which included 1,500,000 shares pursuant to the underwriters’ full exercise of their right to purchase additional shares. All such shares were sold by existing stockholders, and the Company received no proceeds from the sale of Class A common stock in the Offering. Immediately prior to the Offering, all then-outstanding shares of common stock were converted into Class B common stock on a share-for-share basis. All common share numbers and per common share data related to common stock before such conversion are reflected as Class B common stock in the accompanying condensed consolidated financial statements and related notes. Shares of Class B common stock sold in the Offering were converted into Class A common stock. Shares of Class A and Class B common stock are substantially identical except that Class A common stock has one vote per share and Class B common stock has ten votes per share See Note 3 – Capital Stock.

Basis of Presentation

The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on April 18, 2013 (the “Prospectus”). These condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results of the interim periods are not necessarily reflective of the results to be expected for the year ending December 28, 2013 or for any other interim period or other future year. The condensed consolidated balance sheet as of December 29, 2012 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

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

Treasury Stock

Prior to the Offering, the Company recognized the repurchase of common stock related to employee equity awards as a settlement of Redeemable equity (see Note 2 – Fair Value Measurements). After the Offering, the Company uses the cost method when it purchases its own common stock as treasury shares and presents treasury stock as a reduction of Stockholders’ equity. As of September 7, 2013, treasury shares totaled approximately 439,000 shares.

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

The factors considered by the Board include periodic independent third-party valuation analyses, which were based upon a combination of market and income approaches. Under the market approach, consideration was given to pricing information for similar public companies, referred to as the guideline public company method, and to relevant transactions involving the sales of similar companies, called the mergers and acquisitions method. The income approach discounted expected future cash flows to their present value at a discount rate based upon the Company’s weighted-average cost of capital that considered the risk free rate, as well as risks associated with an investment in the business. The projections used in connection with the market and income valuation approaches were based on the Company’s expected operating results and cash flows over the forecast period. In determining the enterprise value, the Company has placed relatively equal weighting on the guideline public company method, the mergers and acquisitions method and the income approach. Since 2011, the Company weighted its valuation 100% on the guideline public company method due to the number of public company comparables, how closely they related to the Company, the Company’s consistently positive EBITDA generation and the expected EBITDA growth over the following years. The Company’s peer group comprised a number of U.S.-based publicly traded companies primarily focused on prepaid cards and processing of electronic payment transactions. There is inherent uncertainty and subjectivity in these fair value estimates. If different peer companies, discount rates and other assumptions had been used, the valuations would have been different.

Reclassification

In the accompanying condensed consolidated statements of cash flows, the Company has reclassified the working capital change related to long-term receivables from previously reported amounts in Other assets to Accounts receivables, current and long-term, as well as certain amounts related to employee equity awards within financing activities to conform to current presentation.

2. Fair Value Measurements

The Company measures certain assets, liabilities and equity instruments at fair value on a recurring basis. The table below summarizes the fair value of these assets, liabilities and equity instruments as of September 7, 2013 and December 29, 2012 (in thousands):

	September 7, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market mutual funds	$28,000	$—	$—	$28,000
Liabilities
Contingent consideration	$—	$—	$13,485	$13,485

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market mutual funds	$91,000	$—	$—	$91,000
Liabilities
Contingent consideration	$—	$—	$18,947	$18,947
Redeemable equity	$—	$—	$34,997	$34,997

Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.

Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. The Company did not classify any amounts within Level 2 as of September 7, 2013 or December 29, 2012.

In the 36 weeks ended September 7, 2013, there were no transfers between Level 1 and Level 2.

Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

Contingent Consideration – The Company estimates the fair value of contingent consideration by using a discounted cash flows methodology. As of September 7, 2013, the Company used a discount rate of 7.0%, reflecting the time value of money, the Company’s credit risk, the uncertainty in the cash flows and the Company’s estimated probability of achieving the relevant financial and operational milestones. A significant decrease (increase) in the Company’s credit standing, an increase (decrease) in the uncertainty in the cash flows or a decrease (increase) in the Company’s estimate of the probability of achieving the relevant financial and operational milestones could materially decrease (increase) the fair value of contingent consideration. The Company presents contingent consideration in Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheets.

The change in fair value of contingent consideration classified as Level 3 for the 12 and 36 weeks ended September 7, 2013 and the 12 and 36 weeks ended September 8, 2012 is as follows (in thousands):

	September 7, 2013		September 8, 2012
	12 Weeks Ended	36 Weeks Ended	12 Weeks Ended	36 Weeks Ended
Contingent Consideration
Balance – Beginning of period	$17,149	$18,947	$23,430	$23,329
Decrease in fair value of contingent consideration	(352)	(1,255)	(3,737)	(3,636)
Settlements	(3,312)	(4,207)	—	—

Balance – End of period	$13,485	$13,485	$19,693	$19,693

The Company records the change in the fair value of the business acquisition liability in General and administrative expense and presents such change as a non-cash adjustment to net income in the accompanying condensed consolidated statements of cash flows. The change in fair value reflects the changes in the passage of time, expected timing of the contingent payments and the Company’s estimate of the probability of achieving the applicable financial and operational milestones. Settlements reflect the resolution of the contingency based on achievement of financial and operational milestones, and $3.3 million was payable as of September 7, 2013. During the 36 weeks ended September 7, 2013, the Company paid settlements totaling $2.3 million, of which $1.4 million resulted from fiscal 2012 financial and operational performance and presents such payments as a financing outflow at the acquisition-date fair value in the accompanying condensed consolidated statements of cash flows.

Redeemable Equity – The redemptive value of instruments classified as Redeemable equity was based on the fair value of Blackhawk common stock. The Offering terminated the redemption feature of these instruments, and the Company reclassified Redeemable equity of $36.2 million to Stockholders’ equity.

The change in fair value of Redeemable equity classified as Level 3 for the 36 weeks ended September 7, 2013 is as follows (in thousands):

2013
Redeemable Equity
Balance as of December 29, 2012	$34,997
Additions	1,810
Settlements	(36,807)

Balance as of September 7, 2013	$—

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

3. Capital Stock

Classes of Common Stock and Shares Authorized and Issued

After the Offering, the Company’s common stock consists of Class A common stock and Class B common stock. Authorized Class A common stock consists of 125 million shares of $0.001 par value per share common stock. Class A common stock issued as of September 7, 2013 was approximately 11,565,000 shares, of which 11,550,000 shares were outstanding. Authorized Class B common stock consists of 125 million shares of $0.001 par value per share common stock. Class B common stock issued as of September 7, 2013 was approximately 40,854,000 shares, and Class B common stock outstanding was approximately 40,429,000 shares. The Company also has 10 million shares of authorized preferred stock with no shares outstanding as of September 7 2013.

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

Equity Awards to Blackhawk Employees

In March 2013, the Board increased the shares available for grant under the Company’s equity incentive plans by 3,750,000 shares by increasing the number of shares available for issuance under the 2006 Restricted Stock and Restricted Stock Unit Plan (the “2006 Plan”) and the 2007 Stock Option and Stock Appreciation Right Plan (the “2007 Plan”) by 250,000 shares of Class B common stock and 500,000 shares of Class B common stock, respectively, and approving the 2013 Equity Incentive Plan (the “2013 Plan”) to permit the issuance of up to 3,000,000 shares of Class A common stock. Under the terms of the 2013 Plan, the Company may award stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards to Blackhawk employees, consultants, officers and directors. Additionally, following the Offering, the remaining shares reserved for issuance under the 2006 Plan and 2007 Plan, including those that later become available for future issuance as the result of the cancellation of awards, are available for issuance under the 2013 Plan as shares of Class A common stock. After the Offering, the Company ceased to grant awards under the 2006 Plan and 2007 Plan and granted awards under the 2013 Plan.

During the 36 weeks ended September 7, 2013, the Board granted 864,250 stock options at a weighted-average exercise price of $20.14 per share and 270,250 shares of restricted stock.

4. Income Taxes

The Company’s effective tax rates were 40.7% and 33.2% for the 12 weeks ended September 7, 2013 and September 8, 2012, respectively, and were 40.3% and 37.0% for the 36 weeks ended September 7, 2013 and September 8, 2012, respectively. The effective rates for the 12 and 36 weeks ended September 7, 2013 were higher primarily due to lower amounts of non-taxable benefits for the decrease in the estimated fair value of the Cardpool contingent consideration liability, an operating loss in one of the Company’s foreign subsidiaries for which it did not recognize an income tax benefit and higher amounts of non-deductible expenses resulting from mark-to-market on redeemable common stock, partially offset by an increased benefit for foreign rate differential and other net individually immaterial items.

In February 2013, the Company received a ruling from the Internal Revenue Service (“IRS”) that permits the current deduction of a content provider fee that was previously amortized for the Company’s tax provision. As a result, the Company reclassified $8.1 million of deferred tax assets to income tax receivable from Parent and reduced its unrecognized tax benefit position by $4.4 million. The Company will collect the resulting net receivable of $3.7 million from Safeway when Safeway settles such amounts with the IRS. The gross unrecognized benefit at September 7, 2013 was $2.7 million.

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

The following table presents the amounts of Operating revenues and Other income (expense) from (to) Safeway and Operating expenses to (from) Safeway included in the accompanying condensed consolidated statements of operations (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
OPERATING REVENUES:
Commissions and fees	$376	$468	$1,493	$1,671
Program, interchange, marketing and other fees	321	278	1,053	1,011
Product sales	1,669	1,468	3,552	3,159

Total operating revenues	2,366	2,214	6,098	5,841

OPERATING EXPENSES:
Distribution partner commissions	9,887	7,843	30,973	24,425
Processing and services	(1,105)	(160)	(1,453)	(443)
Sales and marketing	27	98	90	282
Costs of products sold	—	—	—	—
General and administrative	611	631	1,949	1,928

Total operating expenses	9,420	8,412	31,559	26,192

OTHER INCOME (EXPENSE):
Interest income and other income, net	25	143	201	580
Interest expense	—	—	—	(10)

7. Earnings Per Share

The Company computes basic earnings per share (“EPS”) by dividing net income available to common stockholders by the weighted average shares outstanding during the period. The Company computes diluted EPS by dividing earnings available to common stockholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on EPS.

The Company computes EPS under the two-class method, which is a method of computing EPS when an entity has both common stock and participating securities. Certain nonvested shares are considered participating securities because they have rights to receive nonforfeitable dividends at the same rate as common stock. Under the two-class method, the calculation of basic and diluted EPS excludes the income and distributions attributable to participating securities. Additionally, the weighted average shares outstanding exclude the impact of participating securities.

Class A and Class B common stock have equal rights to dividends as declared by the Board. As a result, basic and diluted EPS are equivalent for Class A and Class B common stock for the 12 and 36 weeks ended September 7, 2013. For the 12 and 36 weeks ended September 8, 2012, Blackhawk’s common stock consisted solely of Class B common stock.

The following table provides reconciliations of net income and shares used in calculating basic EPS to those used in calculating diluted EPS (in thousands except per share amounts):

	12 Weeks Ended September 7, 2013		12 Weeks Ended September 8, 2012

	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$2,355	$2,355	$3,091	$3,091
Distributed and undistributed earnings allocated to participating securities	(14)	(14)	(76)	(75)

Net income attributable to common stockholders	$2,341	$2,341	$3,015	$3,016

Weighted-average common shares outstanding	51,615	51,615	50,058	50,058

Common share equivalents		1,459		762

Weighted-average shares outstanding		53,074		50,820

Earnings per share – Class A and Class B	$0.05	$0.04	$0.06	$0.06

	36 Weeks Ended		36 Weeks Ended
	September 7, 2013		September 8, 2012
	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$6,192	$6,192	$11,820	$11,820
Distributed and undistributed earnings allocated to participating securities	(176)	(174)	(294)	(294)

Net income attributable to common stockholders	$6,016	$6,018	$11,526	$11,526

Weighted-average common shares outstanding	50,811	50,811	50,055	50,055

Common share equivalents		1,171		737

Weighted-average shares outstanding		51,982		50,792

Earnings per share – Class A and Class B	$0.12	$0.12	$0.23	$0.23

For the 12 and 36 weeks ended September 7, 2013, distributed and undistributed earnings allocated to participating securities included approximately $0 and $74,000, respectively, of payments for the dividend declared by the Board on December 14, 2012 to holders of nonvested stock that vested during such periods.

Diluted weighted-average shares outstanding exclude approximately 35,000 and 364,000 common share equivalents for the 12 weeks ended September 7, 2013 and September 8, 2012, respectively, and 160,000 and 318,000 common share equivalents for the 36 weeks ended September 7, 2013 and September 8, 2012, respectively, because their effect would have been anti-dilutive.

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

Sales and Marketing—We incur costs, both discretionary and contractual, in the form of marketing allowances, direct advertising campaigns, general marketing and trade promotions to promote content providers’ prepaid cards and our Visa gift card and PayPower GPR card at our distribution partner locations. Sales and marketing expenses also consist of program marketing and advertising costs, distribution partner program development expenses, compensation and travel costs for marketing and sales personnel, communication costs, mark-to-market charges related to equity instruments issued to certain distribution partners, facilities costs and outside consulting fees.

Costs of Products Sold—Costs of products sold include the direct costs of card production efforts, the costs to acquire previously issued prepaid cards and other direct costs related to our Cardpool secondary gift card market business and costs to acquire telecom handsets.

General and Administrative—General and administrative expenses include compensation and benefits for administrative staff, corporate facilities costs, telecommunications costs and professional service fees, as well as the change in the estimated fair value of the Cardpool contingent consideration liability.

Key Operating Statistics

The following table sets forth key operating statistics that directly affect our financial performance for the 12 and 36 weeks ended September 7, 2013 and September 8, 2012:

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
	(in thousands, except percentages, average load transaction value and per share amounts)
Load value	$1,727,753	$1,462,201	$5,256,978	$4,505,128
Commissions and fees as a % of load value	9.2%	9.2%	9.1%	9.1%
Distribution partner commissions paid as a % of commissions and fees	66.6%	66.8%	66.6%	65.2%
Number of load transactions	40,929	35,792	124,375	111,969
Average load transaction value	$42.21	$40.85	$42.27	$40.24
Adjusted operating revenues(1)	$100,635	$75,193	$297,412	$238,132
Adjusted EBITDA(1)	$11,477	$7,228	$37,361	$32,255
Adjusted EBITDA margin(1)	11.4%	9.6%	12.6%	13.5%
Adjusted net income(1)	$4,005	$1,709	$14,703	$13,059
Adjusted earnings per share – Basic(1)	$0.08	$0.03	$0.28	$0.25
Adjusted earnings per share – Diluted(1)	$0.08	$0.03	$0.28	$0.25

(1)	Our Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted earnings per share are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. These measures, however, should be considered in addition to, and not as a substitute for or superior to, operating revenues, operating income, operating margin, cash flows, or other measures of the financial performance prepared in accordance with GAAP. See Reconciliation of Non-GAAP Measures section below.

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

Non-GAAP Measures—We regard Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted earnings per share as useful measures of operational and financial performance of the business. We regard Adjusted EBITDA margin as an important financial metric that we use to evaluate the operating efficiency of our business. Adjusted EBITDA, Adjusted net income and Adjusted earnings per share measures are prepared and presented to eliminate the effect of items from EBITDA and net income that we do not consider indicative of our core operating performance within the period presented. Adjusted operating revenues are prepared and presented to eliminate the commissions paid to our distribution partners. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Adjusted operating revenues. Our Adjusted operating revenues, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted earnings per share may not be comparable to similarly titled measures of other organizations because other organizations may not calculate these measures in the same manner as we do.

We believe Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted earnings per share are useful to evaluate our operating performance for the following reasons:

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

Reconciliation of Non-GAAP Measures:

The following tables present a reconciliation of Total operating revenues to Adjusted operating revenues, a reconciliation of Net income to EBITDA and Adjusted EBITDA, a reconciliation of Operating income margin to Adjusted EBITDA margin, a reconciliation of Net income to Adjusted net income and a reconciliation of Earnings per share to Adjusted earnings per share, in each case reconciling the most comparable GAAP measure to the adjusted measure, for each of the periods indicated.

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
	(in thousands, except percentages and per share amounts)
Adjusted operating revenues:
Total operating revenues	$205,996	$164,651	$616,908	$506,172
Distribution partner commissions	(105,361)	(89,458)	(319,496)	(268,040)

Adjusted operating revenues	$100,635	$75,193	$297,412	$238,132

Adjusted EBITDA:
Net income before allocation to non-controlling interest	$2,249	$3,003	$5,873	$11,699
Interest income and other income, net	(59)	(262)	(432)	(972)
Interest expense	—	1	—	11
Income tax expense	1,544	1,494	3,972	6,876
Depreciation and amortization	6,312	4,813	16,963	12,882

EBITDA	10,046	9,049	26,376	30,496
Adjustments to EBITDA:
Employee stock-based compensation	1,817	1,280	5,279	3,467
Distribution partner mark-to-market expense(a)	(34)	636	6,961	1,928
Change in fair value of contingent consideration(b)	(352)	(3,737)	(1,255)	(3,636)

Adjusted EBITDA	$11,477	$7,228	$37,361	$32,255

Adjusted EBITDA margin:
Total operating revenues	$205,996	$164,651	$616,908	$506,172
Operating income	$3,734	$4,236	$9,413	$17,614
Operating margin	1.8%	2.6%	1.5%	3.5%
Adjusted operating revenues	$100,635	$75,193	$297,412	$238,132
Adjusted EBITDA	$11,477	$7,228	$37,361	$32,255
Adjusted EBITDA margin	11.4%	9.6%	12.6%	13.5%
Adjusted net income:
Net income before allocation to non-controlling interest	$2,249	$3,003	$5,873	$11,699
Employee stock-based compensation	1,817	1,280	5,279	3,467
Distribution partner mark-to-market expense(a)	(34)	636	6,961	1,928
Change in fair value of contingent consideration(b)	(352)	(3,737)	(1,255)	(3,636)
Amortization of intangibles(c)	1,206	181	2,284	544

Total pretax adjustments	2,637	(1,640)	13,269	2,303
Tax expense on adjustments(d)	(987)	258	(4,758)	(1,064)

Adjusted net income before allocation to non-controlling interest	3,899	1,621	14,384	12,938
Add: Loss attributable to non-controlling interest (net of tax)	106	88	319	121

Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$4,005	$1,709	$14,703	$13,059

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
	(in thousands, except percentages and per share amounts)
Adjusted diluted earnings per share:
Net income attributable to Blackhawk Network Holdings, Inc.	$2,355	$3,091	$6,192	$11,820
Distributed and undistributed income allocated to participating securities	(14)	(75)	(174)	(294)

Net income attributable to common shareholders	$2,341	$3,016	$6,018	$11,526

Diluted weighted-average shares outstanding	53,074	50,820	51,982	50,792
Diluted earnings per share	$0.04	$0.06	$0.12	$0.23
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$4,005	$1,709	$14,703	$13,059
Adjusted distributed and undistributed income allocated to participating securities	(24)	(41)	(312)	(321)

Adjusted net income attributable to common shareholders	$3,981	$1,668	$14,391	$12,738

Diluted weighted average shares outstanding	53,074	50,820	51,982	50,792
Adjusted diluted earnings per share	$0.08	$0.03	$0.28	$0.25

(a)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is settled or expired.
(b)	Adjustments to reflect a contingent business acquisition liability at its estimated fair value.
(c)	Non-cash expense resulting from the amortization of intangible assets.
(d)	Assumes our statutory tax rate adjusted for certain amounts that are not deductible for tax purposes.

Results of Operations

Comparison of the 12 Weeks Ended September 7, 2013 and September 8, 2012

The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 12 weeks ended September 7, 2013 and September 8, 2012.

	12 Weeks Ended September 7, 2013	% of Total Operating Revenues	12 Weeks Ended September 8, 2012	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$158,270	76.8%	$133,993	81.4%
Program, interchange, marketing and other fees	25,352	12.3%	16,039	9.7%
Product sales	22,374	10.9%	14,619	8.9%

Total operating revenues	205,996	100.0%	164,651	100.0%
OPERATING EXPENSES:
Distribution partner commissions	105,361	51.1%	89,458	54.3%
Processing and services	34,927	17.0%	29,594	18.0%
Sales and marketing	30,502	14.8%	22,891	13.9%
Costs of products sold	21,493	10.4%	14,349	8.7%
General and administrative	9,979	4.8%	4,123	2.5%

Total operating expenses	202,262	98.2%	160,415	97.4%

OPERATING INCOME	3,734	1.8%	4,236	2.6%
OTHER INCOME (EXPENSE):
Interest income and other income, net	59	0.0%	262	0.2%
Interest expense	—	—%	(1)	—%

INCOME BEFORE INCOME TAX EXPENSE	3,793	1.8%	4,497	2.7%
INCOME TAX EXPENSE	1,544	0.7%	1,494	0.9%

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	2,249	1.1%	3,003	1.8%
Add: Loss attributable to non-controlling interest (net of tax)	106	0.1%	88	0.1%

NET INCOME ATTRIBUTABLE TO BLACKHAWK	$2,355	1.1%	$3,091	1.9%

Operating Revenues

The following table sets forth our consolidated operating revenues for the 12 weeks ended September 7, 2013 and September 8, 2012.

	12 Weeks Ended
	September 7, 2013	September 8, 2012	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$158,270	$133,993	$24,277	18.1%
Program, interchange, marketing and other fees	25,352	16,039	9,313	58.1%
Product sales	22,374	14,619	7,755	53.0%

Total operating revenues	$205,996	$164,651	$41,345	25.1%

Commissions and Fees

Commissions and fees revenue increased 18.1%, or $24.3 million, to $158.3 million for the 12 weeks ended September 7, 2013 from $134.0 million for the 12 weeks ended September 8, 2012. This increase was primarily due to an 18.2%, or $265.6 million, increase in Load value. Commissions and fees as a percentage of load value remained consistent at 9.2% for the 12 weeks ended September 7, 2013 and the 12 weeks ended September 8, 2012. The increase in Load value was primarily due to a 14.4% increase in the Number of load transactions and a 3.3% increase in the Average load transaction value. The increase in Number of load transactions reflects increased average per-store productivity for most distribution partners and the addition of new distribution partners worldwide, partially offset by the discontinuation of our wholesale telecom business. Commissions and fees as a percentage of load value was flat due to the mix of prepaid products sold and an increase in the portion of our products sold internationally, which generally have higher Commissions and fees as a percentage of load value, offset by an increase in direct deposit loads onto our PayPower GPR card, for which we do not earn Commissions and fees revenue.

Program, Interchange, Marketing and Other Fees

Program, interchange, marketing and other fees increased 58.1%, or $9.3 million, to $25.4 million for the 12 weeks ended September 7, 2013 from $16.0 million for the 12 weeks ended September 8, 2012. This increase was driven primarily by a 203.5%, or $6.9 million, increase in marketing revenue and a 30.9%, or $2.2 million, increase in program management fees related to our Visa gift cards.

Product Sales

Product sales increased 53.0%, or $7.8 million, to $22.4 million for the 12 weeks ended September 7, 2013 from $14.6 million for the 12 weeks ended September 8, 2012. This increase was due to a 41.6%, or $4.1 million, increase in sales from Cardpool, a 101.7%, or $2.0 million, increase in telecom handset sales and a 58.3%, or $1.7 million, increase in card production sales.

Operating Expenses

The following table sets forth our consolidated operating expenses for the 12 weeks ended September 7, 2013 and September 8, 2012.

	12 Weeks Ended
	September 7, 2013	September 8, 2012	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$105,361	$89,458	$15,903	17.8%
Processing and services	34,927	29,594	5,333	18.0%
Sales and marketing	30,502	22,891	7,611	33.2%
Costs of products sold	21,493	14,349	7,144	49.8%
General and administrative	9,979	4,123	5,856	142.0%

Total operating expenses	$202,262	$160,415	$41,847	26.1%

Distribution Partner Commissions

Distribution partner commissions expense increased 17.8%, or $15.9 million, to $105.4 million for the 12 weeks ended September 7, 2013 from $89.5 million for the 12 weeks ended September 8, 2012, primarily due to an 18.1%, or $24.3 million, increase in Commissions and fees revenue. In addition, Distribution partner commissions expense as a percentage of commissions and fees revenue decreased 0.2 percentage points to 66.6% for the 12 weeks ended September 7, 2013 from 66.8% in the 12 weeks ended September 8, 2012 primarily due to a $2.3 million expense as a result of a retroactive contract amendment with a distribution partner in June 2012, partially offset by increased commissions paid to Safeway as a result of amendments to our distribution partner agreements with Safeway (see Note 6 – Related-Party Transactions in the notes to our condensed consolidated financial statements) and an increase in the portion of our products sold internationally, which generally have higher average Distribution partner commissions paid as a percentage of load value. The amendments with Safeway increased the amount of Distribution partner commissions expense for the 12 weeks ended September 7, 2013 by $1.2 million, or 0.8% of Commissions and fees revenue, as compared to what the expense would have been without the amendments.

Processing and Services

Processing and services expenses increased 18.0%, or $5.3 million, to $34.9 million for the 12 weeks ended September 7, 2013 from $29.6 million for the 12 weeks ended September 8, 2012. The increase is primarily due to a 14.4% increase in the Number of load transactions for the 12 weeks ended September 7, 2013 from the 12 weeks ended September 8, 2012. The $5.3 million increase includes increases of $1.4 million in merchandising costs, $1.0 million in supply chain costs, $1.0 million in in-store fixture amortization and other fixture costs, $0.9 million in depreciation, equipment and data center lease expenses related to capitalized software projects and related hardware and a $1.0 million net increase in other costs, with no increase in net employee and contractor compensation, benefits and travel related costs for our technology and operations personnel. Processing and services expenses decreased as a percentage of total operating revenue to 17.0% in the 12 weeks ended September 7, 2013 from 18.0% in the 12 weeks ended September 8, 2012 due to improved leverage of our technology infrastructure.

Sales and Marketing

Sales and marketing expenses increased 33.2%, or $7.6 million, to $30.5 million for the 12 weeks ended September 7, 2013 from $22.9 million for the 12 weeks ended September 8, 2012, primarily due to a $7.5 million increase in program marketing and development expenses, which substantially resulted from the $6.9 million increase in marketing revenue in Program, interchange, marketing and other fees. This increase also reflects a $0.2 million increase in mark-to-market and amortization expense related to equity instruments held by distribution partners and a $0.2 million increase in employee compensation, benefits and travel related costs, partially offset by a $0.3 million decrease in other costs.

Costs of Products Sold

Costs of products sold increased 49.8%, or $7.1 million, to $21.5 million for the 12 weeks ended September 7, 2013 from $14.3 million for the 12 weeks ended September 8, 2012. Cardpool accounted for $3.8 million of the increase. In addition, telecom handset costs increased by $1.9 million, and card production costs increased by $1.4 million. Costs of products sold decreased to 96.1% of Product sales in the 12 weeks ended September 7, 2013 from 98.2% in the 12 weeks ended September 8, 2012 primarily due to an increase in gross margin percentages for Cardpool and card production sales, partially offset by a decrease in gross margin percentage for telecom handset sales.

General and Administrative

General and administrative expenses increased 142.0%, or $5.9 million, to $10.0 million for the 12 weeks ended September 7, 2013 from $4.1 million for the 12 weeks ended September 8, 2012, primarily due to a $3.4 million reduction in the amount of the non-cash credit adjustment related to the change in the estimated fair value of the Cardpool contingent consideration liability. Excluding these credit adjustments in both years, General and administrative expenses increased 31.4%, or $2.5 million, to $10.3 million for the 12 weeks ended September 7, 2013 from $7.9 million for the 12 weeks ended September 8, 2012, primarily due to a $1.0 million increase in professional services, a $0.8 million increase in employee compensation, benefits and travel related costs and a $0.7 million net increase in other costs.

Other Income (Expense) and Income Tax Expense

The following table sets forth our consolidated other income (expense), income tax expense and effective tax rates for the 12 weeks ended September 7, 2013 and September 8, 2012.

	12 Weeks Ended
	September 7, 2013	September 8, 2012	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income, net	$59	$262	$(203)	-77.5%
Interest expense	—	(1)	1	-100.0%

Total other income (expense)	$59	$261	$(202)	-77.4%
INCOME TAX EXPENSE	$1,544	$1,494	$50	3.3%
EFFECTIVE TAX RATE	40.7%	33.2%	7.5%

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

Income Tax Expense

Prior to the Initial Public Offering (the “Offering” – see Note 4 – Income Taxes in the notes to our condensed consolidated financial statements), income tax expense, deferred income taxes and income taxes receivable and payable are calculated assuming that we file a hypothetical stand-alone income tax return for both federal and state purposes. After the Offering, income tax expense, deferred income taxes and income taxes receivable and payable are calculated on a stand-alone basis except for a hypothetical stand-alone income tax return for certain states where we will continue to be included in Safeway’s consolidated tax return. We have historically been included in Safeway’s consolidated group for U.S. federal income tax purposes and in certain consolidated, combined or unitary groups for state and local income tax purposes. We are also party to a Tax Sharing Agreement with Safeway, or the TSA. Prior to our Offering, the TSA was generally designed to approximate the tax liability that for (i) U.S. federal income tax purposes, would be incurred if we filed our own federal consolidated income tax return separate from the Safeway consolidated group and (ii) state and local income tax purposes, would represent our proportionate share of the tax liability shown due on any state or local combined, consolidated or unitary state or local income tax return filed by Safeway in which we or any of our subsidiaries were included. As a result of our Offering, we will no longer be included in Safeway’s federal tax return and certain state and local tax returns, and will begin to file tax returns and settle amounts due directly with such tax authorities. We will settle amounts due to or from Safeway related to fiscal periods prior to our Offering pursuant to the terms of the TSA and will continue to be included with Safeway in certain state and local tax returns and settle such amounts pursuant to the TSA. We do not expect that the change in tax status or settlement terms will materially affect our consolidated financial statements.

Our effective tax rate in the 12 weeks ended September 7, 2013 was 40.7%, compared to 33.2% in the 12 weeks ended September 8, 2012. Approximately 7% of the higher effective tax rate was attributable to lower amounts of non-taxable benefits resulting from the decrease in the estimated fair value of the Cardpool contingent consideration liability. The remainder of the increase was attributable to an operating loss in one of our foreign subsidiaries for which we did not recognize an income tax benefit and higher amounts of non-deductible expenses resulting from mark-to-market expense on redeemable common stock, partially offset by an increased benefit for foreign rate differential and other net individually immaterial items.

Comparison of the 36 Weeks Ended September 7, 2013 and September 8, 2012

The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 36 weeks ended September 7, 2013 and September 8, 2012.

	36 Weeks Ended September 7, 2013	% of Total Operating Revenues	36 Weeks Ended September 8, 2012	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$479,564	77.7%	$411,356	81.3%
Program, interchange, marketing and other fees	78,617	12.7%	53,862	10.6%
Product sales	58,727	9.5%	40,954	8.1%

Total operating revenues	616,908	100.0%	506,172	100.0%
OPERATING EXPENSES:
Distribution partner commissions	319,496	51.8%	268,040	53.0%
Processing and services	101,321	16.4%	85,406	16.9%
Sales and marketing	98,791	16.0%	72,260	14.3%
Costs of products sold	55,993	9.1%	40,180	7.9%
General and administrative	31,894	5.2%	22,672	4.5%

Total operating expenses	607,495	98.5%	488,558	96.5%

OPERATING INCOME	9,413	1.5%	17,614	3.5%
OTHER INCOME (EXPENSE):
Interest income and other income, net	432	0.1%	972	0.2%
Interest expense	—	—%	(11)	—%

INCOME BEFORE INCOME TAX EXPENSE	9,845	1.6%	18,575	3.7%
INCOME TAX EXPENSE	3,972	0.6%	6,876	1.4%

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	5,873	1.0%	11,699	2.3%
Add: Loss attributable to non-controlling interest (net of tax)	319	0.1%	121	—%

NET INCOME ATTRIBUTABLE TO BLACKHAWK	$6,192	1.0%	$11,820	2.3%

Operating Revenues

The following table sets forth our consolidated operating revenues for the 36 weeks ended September 7, 2013 and September 8, 2012.

	36 Weeks Ended
	September 7, 2013	September 8, 2012	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$479,564	$411,356	$68,208	16.6%
Program, interchange, marketing and other fees	78,617	53,862	24,755	46.0%
Product sales	58,727	40,954	17,773	43.4%

Total operating revenues	$616,908	$506,172	$110,736	21.9%

Commissions and Fees

Commissions and fees revenue increased 16.6%, or $68.2 million, to $479.6 million for the 36 weeks ended September 7, 2013 from $411.4 million for the 36 weeks ended September 8, 2012. This increase was primarily due to a 16.7%, or $751.9 million, increase in Load value. Commissions and fees as a percentage of load value remained consistent at 9.1% for the 36 weeks ended September 7, 2013 and the 36 weeks ended September 8, 2012. The increase in Load value was primarily due to a 11.1% increase in the Number of load transactions and a 5.0% increase in the Average load transaction value. The increase in Number of load transactions reflects improved store productivity at most of our distribution partners and the addition of new distribution partners, partially offset by a discontinuation of certain low-margin promotional programs and the discontinuation of our wholesale telecom business. The increase in Average load transaction value was primarily driven by tax refunds and other direct deposits loaded onto our PayPower GPR cards. Commissions and fees as a percentage of load value was flat due to the mix of prepaid products sold and an increase in the portion of our products sold internationally, which generally have higher Commissions and fees as a percentage of load value, offset by tax refunds and other direct deposits loaded onto our PayPower GPR cards, for which we do not earn Commissions and fees revenue.

Program, Interchange, Marketing and Other Fees

Program, interchange, marketing and other fees increased 46.0%, or $24.8 million, to $78.6 million for the 36 weeks ended September 7, 2013 from $53.9 million for the 36 weeks ended September 8, 2012. This increase was driven primarily by a 70.8%, or $10.7 million, increase in marketing revenue, a 29.5%, or $6.7 million, increase in program management fees related to our Visa gift cards, a $3.4 million increase in other fees on certain Visa gift cards sold internationally, for which we had minimal revenues for the 36 weeks ended September 8, 2012, and a 42.9%, or $2.2 million, increase in net interchange fees.

Product Sales

Product sales increased 43.4%, or $17.8 million, to $58.7 million for the 36 weeks ended September 7, 2013 from $41.0 million for the 36 weeks ended September 8, 2012. This increase was due to a 42.1%, or $11.4 million, increase in sales from Cardpool, a 59.4%, or $4.6 million, increase in card production sales, and a 28.7%, or $1.7 million, increase in telecom handset sales.

Operating Expenses

The following table sets forth our consolidated operating expenses for the 36 weeks ended September 7, 2013 and September 8, 2012.

	36 Weeks Ended
	September 7, 2013	September 8, 2012	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$319,496	$268,040	$51,456	19.2%
Processing and services	101,321	85,406	15,915	18.6%
Sales and marketing	98,791	72,260	26,531	36.7%
Costs of products sold	55,993	40,180	15,813	39.4%
General and administrative	31,894	22,672	9,222	40.7%

Total operating expenses	$607,495	$488,558	$118,937	24.3%

Distribution Partner Commissions

Distribution partner commissions expense increased 19.2%, or $51.5 million, to $319.5 million for the 36 weeks ended September 7, 2013 from $268.0 million for the 36 weeks ended September 8, 2012, primarily due to a 16.6%, or $68.2 million, increase in Commissions and fees revenue and an increase in Distribution partner commissions expense as a percentage of commissions and fees revenue to 66.6% in the 36 weeks ended September 7, 2013 from 65.2% in the 36 weeks ended September 8, 2012. Commissions paid to Safeway for the 36 weeks ended September 7, 2013 were $4.4 million, or 0.9% of Commissions and fees revenue, higher as a result of amendments to our distribution partner agreements with Safeway (see Note 6 – Related-Party Transactions in the notes to our condensed consolidated financial statements). Distribution partner commissions expense as a percentage of commissions and fees revenue were also higher due to changes to the distribution partner mix and an increase in the portion of our products sold internationally, which have higher average Distribution partner commissions paid as a percentage of load value, partially offset by a $2.3 million expense as a result of a retroactive contract amendment with a distribution partner in June 2012.

Processing and Services

Processing and services expenses increased 18.6%, or $15.9 million, to $101.3 million for the 36 weeks ended September 7, 2013 from $85.4 million for the 36 weeks ended September 8, 2012. The increase is primarily due to an 11.1% increase in Number of load transactions for the 36 weeks ended September 7, 2013 from the 36 weeks ended September 8, 2012. The $15.9 million increase includes increases of $3.2 million in depreciation, equipment and data center lease expenses related to capitalized software projects and related hardware, $2.8 million in net employee and contractor compensation, benefits and travel related costs for technology and operations personnel, $2.9 million in merchandising costs, $2.4 million in supply chain costs, $2.2 million in in-store fixture amortization and other fixture costs and $2.4 million net increase in other costs. Processing and services expenses decreased as a percentage of total operating revenue to 16.4% in the 36 weeks ended September 7, 2013 from 16.9% in the 36 weeks ended September 8, 2012 due to increased leverage of our technology infrastructure.

Sales and Marketing

Sales and marketing expenses increased 36.7%, or $26.5 million, to $98.8 million for the 36 weeks ended September 7, 2013 from $72.3 million for the 36 weeks ended September 8, 2012, primarily due to a $17.5 million increase in program marketing and development expenses, which resulted from the $10.7 million increase in marketing revenue in Program, interchange, marketing and other fees. This increase also reflects a $6.7 million increase in mark-to-market and amortization expense related to equity instruments held by distribution partners, primarily as a result of the Offering (see Note 3 – Capital Stock in the notes to our condensed consolidated financial statements), and a $2.3 million increase in employee compensation, benefits and travel related costs, and other costs.

Costs of Products Sold

Costs of products sold increased 39.4%, or $15.8 million, to $56.0 million for the 36 weeks ended September 7, 2013 from $40.2 million for the 36 weeks ended September 8, 2012. Cardpool accounted for $10.4 million of the increase. In addition, card production costs increased by $4.1 million, and telecom handsets increased by $1.3 million. Costs of products sold decreased to 95.3% of product sales in the 36 weeks ended September 7, 2013 compared to 98.1% in the 36 weeks ended September 8, 2012 primarily due to an increase in the gross margin percentages for Cardpool and telecom handsets, partially offset by a decrease in gross margin percentage for card production sales.

General and Administrative

General and administrative expenses increased 40.7%, or $9.2 million, to $31.9 million in the 36 weeks ended September 7, 2013 from $22.7 million for the 36 weeks ended September 8, 2012, primarily due to a $2.4 million reduction in the amount of the non-cash credit adjustment related to the change in the estimated fair value of the Cardpool contingent consideration liability. Excluding these credit adjustments for both years, General and administrative expenses increased 26.0%, or $6.8 million, to $33.1 million for the 36 weeks ended September 7, 2013 from $26.3 million for the 36 weeks ended September 8, 2012, primarily due to a $3.3 million increase in employee compensation, benefits and travel related costs, a $1.3 million increase in professional services, a $0.8 million increase in bad debt expense and $1.4 million net increase in other costs.

Other Income (Expense) and Income Tax Expense

The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 36 weeks ended September 7, 2013 and September 8, 2012.

	36 Weeks Ended
	September 7, 2013	September 8, 2012	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income, net	$432	$972	$(540)	-55.6%
Interest expense	—	(11)	11	-100.0%

Total other income (expense)	$432	$961	$(529)	-55.0%
INCOME TAX EXPENSE	$3,972	$6,876	$(2,904)	-42.2%
EFFECTIVE TAX RATE	40.3%	37.0%	3.3%

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

Income Tax Expense

Our effective tax rate in the 36 weeks ended September 7, 2013 was 40.3%, compared to 37.0% in the 36 weeks ended September 8, 2012. The higher effective tax rate was attributable to lower amounts of non-taxable benefits resulting from the decrease in the estimated fair value of the Cardpool contingent consideration liability, an operating loss in one of our foreign subsidiaries for which we did not recognize an income tax benefit and higher amounts of non-deductible expenses resulting from mark-to-market expense on redeemable common stock, partially offset by an increased benefit for foreign rate differential and other net individually immaterial items.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the 36 weeks ended September 7, 2013 and September 8, 2012.

	36 Weeks Ended
	September 7, 2013	September 8, 2012
	(in thousands)
Net cash used in operating activities	$(537,589)	$(571,221)
Net cash provided by investing activities	473,369	455,493
Net cash used in financing activities	(1,360)	(1,012)
Effect of exchange rates on cash and cash equivalents	(3,632)	1,405

Net decrease in cash and cash equivalents	$(69,212)	$(115,335)

Free Cash Flow

Free cash flow is calculated as the net cash flow from operating activities adjusted to exclude the impact from changes in Settlement payables and Settlement receivables, less expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from gift card sales in late December, which we believe is useful to understanding our business. Please see “Liquidity and Capital Resources—Cash Flows from Operating Activities” for additional information. The following table sets forth our free cash flow for the 36 weeks ended September 7, 2013 and September 8, 2012.

	36 Weeks Ended
	September 7, 2013	September 8, 2012
	(in thousands)
Net cash used in operating activities	$(537,589)	$(571,221)
Decrease in settlement payables, net of settlement receivables	537,577	555,338

Net cash used in operating activities, as adjusted	(12)	(15,883)
Expenditures for property, equipment and technology and intangible assets	(21,349)	(15,097)

Free cash flow (1)	$(21,361)	$(30,980)

(1)	Our Free cash flow is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. This measure, however, should be considered in addition to, and not as a substitute for or superior to cash flows or other measures of the financial performance prepared in accordance with GAAP.

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

The $537.6 million of net cash used in operating activities in the 36 weeks ended September 7, 2013 resulted from $5.9 million of net income, the adjustment for non-cash operating expenses of $41.0 million (including $17.0 million for depreciation and amortization, $13.3 million for program development cost amortization, $5.3 million for employee stock-based compensation and $7.0 million for distribution partner mark-to-market expense, partially offset by $1.3 million for a mark-to-market decrease in the estimated fair value of the Cardpool contingent consideration liability), and cash flow increases of $339.7 million and $16.4 million from changes in settlement receivables and accounts receivable, current and long-term, respectively, and cash flow decreases of $877.3 million, $22.0 million, $19.9 million, $17.0 million and $4.6 million from changes in settlement payables, accounts payable and accrued liabilities, other assets, income taxes, net and prepaid expenses and other current assets, respectively.

The $571.2 million of net cash used in operating activities in the 36 weeks ended September 8, 2012 resulted from $11.7 million of net income, the adjustment for non-cash operating expenses of $25.6 million (including $12.9 million for depreciation and amortization, $11.2 million for program development cost amortization, $3.5 million for employee stock-based compensation and $1.9 million for distribution partner mark-to-market expense, partially offset by $3.6 million for a mark-to-market decrease in the estimated fair value of the Cardpool contingent consideration liability), cash flow increases of $113.7 million, $12.6 million and $0.7 million from changes in settlement receivables, accounts receivable, current and long-term and other liabilities, respectively, and cash flow decreases of $669.0 million, $31.9 million, $18.6 million, $10.6 million and $5.6 million from changes in settlement payables, accounts payable and accrued liabilities, income taxes, net, other assets and prepaid expenses and other current assets, respectively.

Cash Flows from Investing Activities

Safeway may borrow a portion of our cash balances and invest these amounts in overnight investments. As of September 7, 2013 and September 8, 2012, Overnight cash advances to Parent were $9.0 million and $128.0 million, respectively. The average daily Overnight cash advances to Parent during the 36 weeks ended September 7, 2013 and September 8, 2012 were $60.2 million and $154.5 million, respectively. Other than the change in Overnight cash advances to Parent, net cash used in investing activities consisted of expenditures for property, equipment and technology and intangible assets of $21.3 million and $15.1 million for the 36 weeks ended September 7, 2013 and September 8, 2012, respectively, and a cash flow increase for the change in restricted cash of $9.0 million for the 36 weeks ended September 7, 2013, which was released as a result of the Offering.

Cash Flows from Financing Activities

The net cash used in financing activities for the 36 weeks ended September 7, 2013 was $1.4 million, primarily consisting of payments of $2.3 million for our Cardpool acquisition liability, partially offset by $0.8 million for reimbursements, net of payments, for costs related to the Offering. The net cash used in financing activities for the 36 weeks ended September 8, 2012 was $1.0 million, consisting primarily of the repurchase of employee equity awards and common stock.

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

Currency Risk

We currently have international operations in countries which include Australia, Canada, Mexico, the United Kingdom, other countries in the European Union and Asia. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in foreign exchange translation gains and losses. We had an unrealized foreign currency translation loss of approximately $3.2 million for the 36 weeks ended September 7, 2013 and an unrealized foreign currency transaction gain of approximately $1.3 million for the 36 weeks ended September 8, 2012. Our realized foreign transaction gains and losses were immaterial in the 36 weeks ended September 7, 2013 and September 8, 2012. If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results of operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 7, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 7, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our industry has seen an increase in patent litigation in recent years, as there are a wide array of patents and pending patent applications related to the technologies used in the prepaid industry. As a result, third parties have asserted infringement claims against many participants in the prepaid industry. One example is a litigation being prosecuted against a number of our content providers: Alexsam, Inc. v. Best Buy Co., Inc. et al, filed in the United States District Court for the Eastern District of Texas in March 2010, alleging patent infringement in connection with activation of prepaid cards. Alexsam was successful in other patent litigation in 2011. The defendants have denied the claims and are vigorously defending the infringement allegations. Initial consolidated trials upheld the validity and enforceability of the Alexsam patents in late April 2013 and early May 2013. Separate infringement trials started in May 2013. The first litigation was settled in May 2013, and the next two trials resulted in verdicts of non-infringement by the defendants in June 2013. Four additional trials are pending. The next trial is set to begin in October 2013. We believe that a judgment or settlement with Alexsam that would have a material adverse effect on our business, results of operations or financial condition is currently not probable. In addition, due to a number of factors including the complexity of the case, number of entities involved and unpredictability of the outcome, we believe that the range of reasonably possible losses is not estimable. However, if Alexsam succeeds, our content providers (including those not subject to the litigation) may be required to pay past and future royalties or future license fees (and may rely on us for indemnification of some of those payments) which could have a material adverse effect on our business, results of operations and financial condition.

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

In the event that we were to become a provider of prepaid access in the future, either due to a change in Financial Crimes Enforcement Network’s, or FinCEN’s, position or our introduction of new products and services, we would be required to comply with the requirements of FinCEN’s Prepaid Access Rule as they apply to providers of prepaid access, which include obligations to obtain personal identifying information for each person who purchases a prepaid access product through our programs and retain access to such information for five years after the last use of such product, serve as a central source of information for law enforcement and file reports of suspicious transactions with the U.S. Treasury Department. Registration as a provider under the Prepaid Access Rule would result in increased costs and diversion of resources away from our core operations.

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

Furthermore, on May 24, 2012, the Consumer Financial Protection Bureau, or the CFPB, published an advance notice of proposed rulemaking regarding GPR cards, in which the CFPB posed a series of questions relating to potential application of certain provisions of the Electronic Funds Transfer Act and Regulation E (such as those related to disclosure requirements, periodic reporting, error resolution procedures and liability limitations) to GPR products. While we believe that it is appropriate to apply a limited set of Regulation E provisions to GPR products that are intended for repeated self-use, other components of Regulation E compliance (such as those that would require obtaining customer information at the time of sale) would be highly disruptive to our distribution partners’ business and may materially increase our or our distribution partners’ costs of operation or disrupt our business. For that reason, we have advocated for alternative methods of providing account transaction information currently used by many payroll card providers, such as information available by telephone or online. However, there can be no assurance that the ultimate rule will adopt the position we have advocated. Other aspects of Regulation E compliance could impose additional obligations on our issuing banks or us, which could increase our costs of operations or make our issuing banks unwilling to engage in the GPR business. We now anticipate that the CFPB will issue a notice of proposed rulemaking in December 2013.

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

On June 26, 2013, the CFPB issued a final rule (“Nonbank Supervisory Rule”) that establishes procedures to implement Section 1024(a)(1)(C) of the Dodd-Frank Act, by which the CFPB will supervise certain nonbank entities that offer or provide consumer financial products or services. The CFPB is authorized to supervise nonbank entities for purposes of: (1) assessing compliance with federal consumer financial law; (2) obtaining information about the activities and compliance systems or procedures of nonbank entities; and (3) detecting and assessing risks to consumers and markets. The Nonbank Supervisory Rule establishes the procedures the CFPB will use to determine whether a nonbank entity will be subject to the CFPB’s supervisory authority. Regardless of whether nonbank entities providing consumer financial products or services are subject to the CFPB’s supervisory authority, the CFPB affirmed in the Nonbank Supervisory Rule that such entities are subject to the CFPB’s regulatory and enforcement authority and that the CFPB may conduct examinations or request information from supervised entities. If the CFPB determines that there is a need to examine us, it could increase our costs of operation or disrupt our business.

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

We are subject to federal banking regulation through our relationships with our issuing banks. The GPR cards and certain open loop products for which we serve as program manager are the products of MetaBank, University National Bank, The Bancorp Bank and U.S. Bank, which we refer to collectively as our issuing banks and which are subject to various federal and state laws and regulation by a number of authorities, including the OCC, FRB, FDIC, and the Delaware Office of the State Bank Commissioner. As a third-party service provider to our issuing banks, we are subject to regulation and audit and examination by the OCC, FRB and FDIC. As an agent of our issuing banks, we are considered “institution-affiliated parties” of our issuing banks and subject to the enforcement jurisdiction of these federal banking agencies for our activities in that capacity. To the extent that we fail to comply with such federal banking regulations, we may incur fines and penalties and our relationships with our issuing banks may be harmed, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, the Durbin Amendment requires that certain prepaid access products be accessible through two unaffiliated payment networks, which we refer to as the network exclusivity requirement. The compliance deadline for the network exclusivity requirement for open loop gift and GPR cards was April 1, 2013, subject to certain exceptions with respect to reloads on GPR cards that were issued prior to April 1, 2013. We and the issuing banks and program managers for these open-loop gift and CPR cards made certain changes in response to the requirement, which increased certain of our costs. However, on March 13, 2013, the Staff of the Board of Governors of the Federal Reserve System, or the Staff, issued certain “frequently asked questions”, or FAQs, relating to the network exclusivity requirement. We and the issuing banks and program managers have made further changes to address the FAQs, and we believe that the open loop gift and GPR cards that we distribute are in compliance with the network exclusivity requirement, as PINs are enabled on such products at the time of their activation. We and others in the prepaid industry requested clarification from the Staff that our changes complied with the network exclusivity requirement. On May 31, 2013, the Staff issued an update to the FAQs, specifying that the issuer of such products complies with the requirement by providing a PIN to the cardholder or having the cardholder select a PIN before or at the time a merchant first prompts the cardholder to enter a PIN. We and the issuing banks and program managers are making further changes to address the updated FAQs. Although these additional changes may increase our costs and potentially could make these cards less attractive to our distribution partners or consumers, we do not presently believe that such changes will have a material adverse effect on our business, results of operations and financial condition.

On July 31, 2013, the U.S. District Court for the District of Columbia overturned the FRB’s rules regarding interchange fees and network exclusivity, holding that (1) those rules violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are “reasonable and proportional to the costs incurred by the issuer”; and (2) the rules’ network exclusivity provisions also violated the Durbin Amendment, because the statutory language requires each card to have two unaffiliated networks enabled for each method of authentication (i.e., signature and PIN) possible using the card. The Court vacated the rules, but stayed its ruling to allow the FRB to replace the invalidated portions. On August 21, 2013, the FRB announced that it would seek an expedited appeal for the ruling by U.S. Court of Appeals for the D.C. Circuit. On September 19, 2013, the Court of Appeals granted an expedited briefing schedule, and the District Court stayed enforcement of its ruling during the appeal, thereby keeping in place the 2011 rules enacting the Durbin amendment’s cap in debit fees and the network exclusivity provisions pending the D.C. Circuit Court of Appeals review.

In addition, recent changes and proposed changes to other laws and regulations may materially increase our costs of operation, decrease our operating revenues and disrupt our business.

On June 26, 2013, the CFPB issued a final rule (“Nonbank Supervisory Rule”) that establishes procedures to implement Section 1024(a)(1)(C) of the Dodd-Frank Act), by which the CFPB will supervise certain nonbank entities that offer or provide consumer financial products or services. The CFPB is authorized to supervise nonbank entities for purposes of: (1) assessing compliance with federal consumer financial law; (2) obtaining information about the activities and compliance systems or procedures of nonbank entities; and (3) detecting and assessing risks to consumers and markets. The Nonbank Supervisory Rule establishes the procedures the CFPB will use to determine whether a nonbank entity will be subject to the CFPB’s supervisory authority. Regardless of whether nonbank entities providing consumer financial products or services are subject to the CFPB’s supervisory authority, the CFPB affirmed in the Nonbank Supervisory Rule that such entities are subject to the CFPB’s regulatory and enforcement authority and that the CFPB may conduct examinations or request information from supervised entities. If the CFPB determines that there is a need to examine us, it could increase our costs of operation or disrupt our business.

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

Our distribution partners may be subject to infringement or misappropriation claims that, if successful, could preclude the distribution partner from distributing our products and services. In addition, some of our agreements require that if claims related to our products and services are made against our distribution partners or content providers, we are required to indemnify them against any losses. For example, we are currently defending a number of our partners in connection with the matter Alexsam, Inc. v. Best Buy Co., Inc. et al., filed in the United States District Court for the Eastern District of Texas, alleging patent infringement in connection with activation of prepaid cards. Alexsam was successful in other patent litigation in 2011. The defendants in our case have denied the claims and are vigorously defending the infringement allegations. Initial consolidated trial upheld the validity and enforceability of the Alexsam patents in late April 2013 and early May 2013. Separate infringement trials started in May 2013. The first litigation was settled in May 2013, and the next two trials resulted in verdicts of non-infringement by the defendants in June 2013. Four additional trials are pending. The next trial is set to begin in October 2013. If Alexsam succeeds, our content providers (including those not subject to the litigation) may be required to pay past and future royalties or future license fees (and may rely on us for indemnification of some of those payments) which could have a material adverse effect on our business, results of operations and financial condition.

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

Settlement risk is affected by the seasonality of our business and peaks at year-end as a result of the holiday selling season. As of September 7, 2013, we estimate that we had settlement risk of $59.2 million. We are not insured against these risks. We have in the past experienced settlement losses when an intermediary service provider failed to remit payment to us. These losses over the past three fiscal years have been immaterial except in 2010, when we experienced losses totaling $3.5 million, related to a single distribution partner. Significant settlement losses resulting from the adverse financial condition of our distribution partners or intermediaries or due to other factors could have a material adverse effect on our business, results of operations and financial condition.

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

As of September 7, 2013, Safeway owned 93.6% of our outstanding Class B common stock and 0.1% of our outstanding Class A common stock, representing 91.0% of the combined voting power of our outstanding stock and 72.8% of the economic interest in our outstanding common stock. Accordingly, as it has since the inception of Blackhawk, Safeway is able to elect our entire board of directors and to exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval, including super-majority approval.

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

An active trading market for our Class A common stock may not be sustained.

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

The market price of our Class A common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Since the Offering through October 7, 2013, the market price of our Class A common stock has fluctuated from a low of $21.37 per share to a high of $27.23 per share. Factors that may contribute to fluctuations in the market price of our Class A common stock include:

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

Future sales of a substantial number of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of October 9, 2013, we had 11,549,713 shares of Class A common stock outstanding and 40,426,352 shares of Class B common stock outstanding.

All of the shares of our Class A common stock that were sold in the Offering are freely tradable without restrictions or further registration under the Securities Act except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Shares of our Class B common stock will generally become available for sale subject to compliance with applicable securities laws or other contractual restrictions.

The holders of approximately 77.8% of our outstanding common stock based on shares outstanding as of October 9, 2013 are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a stockholders’ agreement. In addition, upon exercise of outstanding stock options, stock appreciation rights and restricted stock units by our employees, our employees will be entitled to rights with respect to registration of the Class B common stock acquired on exercise of such equity awards, as well as shares of Class B common stock held by our employees that are currently subject to repurchase rights and will become eligible for registration when such repurchase rights lapse. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares of Class A common stock to raise capital, and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. In addition, we have filed a registration statement on Form S-8 under the Securities Act to register 7,928,768 shares of common stock for issuance under our 2006 Plan, 2007 Plan and 2013 Equity Incentive Award Plan. Upon issuance and once vested, these shares can be freely sold in the public market the applicable plan and/or the agreements for the equity awards entered into with holders of such equity awards.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

From June 16, 2013 through September 7, 2013, we issued and sold 741 shares of Class B common stock to 13 employees at a price of $0.00 per share as a result of the vesting of restricted stock units that were issued pursuant to the 2006 Restricted Stock Plan.

The issuances of securities described above were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, pursuant to benefit plans and contracts relating to compensation approved by our board of directors.

Issuer Purchases of Equity Securities

From June 16, 2013 through September 7, 2013, we repurchased 847 shares of Class A common stock.

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

Date: October 16, 2013

INDEX TO EXHIBITS

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