Form 10-K
period 2013-12-28
BLACKHAWK NETWORK HOLDINGS, INC
filed 2014-03-17
CIK 1411488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35882

BLACKHAWK NETWORK HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2099257
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6220 Stoneridge Mall Road Pleasanton, CA	94588
(Address of Principal Executive Offices)	(Zip Code)

(925) 226-9990

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 15, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $351.5 million.

As of March 3, 2014, there were 12,338,433 shares of the Registrant’s Class A common stock outstanding and 40,188,037 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Blackhawk Network Holdings, Inc.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K, which we refer to as this Annual Report, contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report.

As used herein, “Blackhawk,” the “Company,” “we,” “our,” and similar terms refer to Blackhawk Network Holdings, Inc., unless the context indicates otherwise. The names “Blackhawk,” “Cardpool,”“GiftCardMall,” “InteliSpend,” “Retailo” and other product or service names are trademarks or registered trademarks of entities owned by us.

PART I

ITEM 1.	BUSINESS

Overview

Blackhawk is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 20 other countries. We believe our extensive network provides significant benefits to our key constituents: consumers who purchase or receive the products and services we offer; content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services; distribution partners who sell those products; and business partners that distribute our products as incentives or rewards. For consumers, we provide convenience by offering a broad variety of quality brands and content through retail and online distribution locations or through loyalty, incentives and rewards programs offered by our business customers. For our content providers, we drive incremental sales by providing access to millions of consumers and creating new customer relationships. For our retail distribution partners, we provide a significant, high-growth and highly productive product category that drives incremental store traffic and customer loyalty. And for our business partners, we provide a wide array of prepaid products to enhance their customer incentives and employee rewards programs. Our technology platform allows us to efficiently and seamlessly connect our network participants and offer new products and services as payment technologies evolve. We believe the breadth of our distribution network and product content, combined with our consumer reach and technology platform, creates powerful network effects that enhance value for our constituents and drive growth in our business.

We are one of the largest third-party distributors of gift cards in the world based on the total value of funds loaded on the cards we distribute, which we refer to as load value. Our retail network connects to more than 650 content providers and over 180,000 active retail distribution locations, providing access to tens of millions of consumer visits per week. In addition, we sell physical and electronic gift cards to consumers through leading online distributors and our website, GiftCardMall.com. Through our acquisition of InteliSpend Prepaid Solutions, LLC (InteliSpend) in 2013, we also distribute prepaid products through approximately 2,000 business partners for their incentives, rewards and loyalty programs. In 2013, we processed a total load value of $9.9 billion and over 240 million load transactions.

In April 2013, we completed our initial public offering (the Offering) for the sale of 11,500,000 shares of our Class A common stock, all of which shares were sold by existing stockholders, and we remained a subsidiary of Safeway Inc. (Safeway, or our Parent). In February 2014, Safeway announced its intention to distribute its remaining shares of our common stock to Safeway shareholders (the Spin-Off), which it expects to complete in mid-April 2014.

Our Distribution

Our retail distribution network consists of our retail distribution partners, our website GiftCardMall.com, and third-party online merchants.

The following table illustrates selected examples of our distribution partners across various channels:

Distribution Channel	Examples

Grocery	Ahold, Albertsons, Giant Eagle, Kroger, Publix, Safeway

Specialty	Bed Bath & Beyond, Best Buy, The Home Depot, Lowe’s, Michaels, Office Max, Staples, Toys “R”Us

Convenience	Kroger Convenience Stores, QuikTrip, Wawa

Other Retail	JCPenney, Kmart, Kohl’s, Sears

Online	Amazon.com, eBay.com, GiftCardMall.com, Staples.com

International	Albert Heijn, Australia Post, Carrefour, Coles, Loblaws, Morrisons, Rewe, Sobeys, Tesco, Woolworths

In the United States, our retail distribution network principally consists of grocery, convenience, specialty and online retailers. Our distribution network includes nine of the top ten, and approximately 90% of the aggregate grocery store locations operated by the top 50, conventional grocery retailers in the United States (U.S.) and Canada as reported by Supermarket News on January 13, 2014. These supermarkets are especially well suited for selling a broad mix of prepaid products. Unlike mass “big box” retailers, they primarily sell groceries and do not view the consumer-branded gift cards as competitive with the merchandise they sell in their own stores. As of December 28, 2013, we had over 45,000 active retail distribution locations in the U.S. across approximately 175 distribution partners.

Outside the United States, we have followed a similar strategy of initially contracting with leading grocery chains and then growing our distribution network in other channels. We expanded our international presence through our 2013 acquisition of Retailo AG and its subsidiaries (collectively, Retailo), a leading third-party gift card distribution network in Germany, Austria and Switzerland. In certain countries including Japan, South Korea and South Africa, we distribute through sub-distributors that contract with in-country retailers for sale of our products. As of December 28, 2013, our products were sold in over 130,000 active retail distribution locations outside the U.S. across approximately 230 distribution partners. Revenue from international sales totaled 18.7%, 14.9% and 14.4% of our total operating revenues for 2013, 2012 and 2011, respectively, and 2.9%, 0.8% and 0.8% of our total long-lived Property, equipment and technology, net were in international locations at year-end 2013, 2012 and 2011, respectively.

During each of the last three fiscal years, three distribution partners activated prepaid products or purchased telecom handsets that generated more than ten percent of our total worldwide operating revenues. Kroger, Giant Eagle and Safeway generated 15.1%, 10.7 % and 10.5 % of our total operating revenues, respectively, in 2013; 15.1%, 12.6% and 12.2% of our total operating revenues, respectively, in 2012; and 13.2%, 14.4% and 14.5% of our total operating revenues, respectively, in 2011. The reduction of Safeway’s portion of our total operating revenues from 14.5% in 2011 to 10.5% in 2013 reflects the growth of our business through the addition of distribution partners, the expansion of our geographic footprint and the more rapid growth of certain other less mature distribution partners.

We typically enter into contracts with our retail distribution partners ranging from three years to five years in length. The agreements generally contain varying degrees of exclusivity for our distribution of prepaid products in their stores. They also provide, among other things, that we will pay our distribution partner a negotiated commission based on a percentage of the content provider commission or purchase fee we receive upon the sale of our various products and services. We believe our highly productive gift card program coupled with our expanding range of products and payment services creates a powerful incentive for our retail distribution partners to remain loyal to our program. Over the past five years, we have renewed and/or extended agreements with 96% of our top 25 distribution partners worldwide, and these distribution partners activated 77% of the total amount loaded onto our prepaid products, which we refer to as load value, in 2013.

Our products are sold through our retail distribution partners through prominent, in-store fixed location displays, typically branded as the Gift Card Mall. We offer a wide variety of displays, including four- and two-sided rotating displays, as well as checkout line horizontal displays. Our primary displays are typically seven feet tall, three-sided grocery aisle “end caps” that display up to 80 pegs of prepaid cards on each side, for a total of 4,800 cards when fully stocked. In many stores, our products are displayed in multiple locations including near checkout lanes and floral and greeting card sections of stores.

We also sell prepaid products online through our website, GiftCardMall.com, other online retailers including Amazon.com, Staples.com and eBay.com as well as through websites operated by certain of our retail distribution partners (some of which also link to GiftCardMall.com). In addition, we provide application program interfaces, or APIs, to allow other payment services companies, financial institutions, social networks and retailers to incorporate various functions, such as gift card purchases, registration and balance-inquiry, into their digital and/or mobile wallets.

In 2013, we purchased InteliSpend which broadened our distribution channels to include businesses that offer prepaid cards for their incentives and rewards programs. Our InteliSpend business unit also sells its solutions through approximately 300 channel partners who offer a full range of incentives products in the United States and Canada.

Products and Services

Prepaid products that we offer are “activated” when a consumer loads funds (with cash or with a debit or credit card payment) at a retail store location or online or when a business loads awards or incentives onto a card for subsequent redemption or use. We also provide reload for reloadable prepaid products, including prepaid telecom accounts and general-purpose reloadable (GPR) cards. We typically negotiate multi-year contracts with our content providers. For many of our content providers, we have various types of exclusivity provisions related to certain of the channels through which we distribute their products. As of December 28, 2013, we had agreements with over 650 content providers.

Apple Inc. is our largest content provider and represented 14.7%, 12.5% and 10.2% of our total operating revenues for 2013, 2012 and 2011, respectively. No other content provider represented more than ten percent of our total operating revenues during these periods.

Gift Card Products

Closed Loop (Private-Branded) Gift Cards. We distribute gift cards in categories including digital media and e-commerce, dining, electronics, entertainment, fashion, gasoline, home improvement and travel. Gift cards that we distribute for sale directly to consumers in physical or online locations carry no consumer fees, and funds associated with the cards generally do not expire. These products contributed 69% of total operating revenues for 2013.

Open Loop (Network-Branded) Gift Cards. We distribute single-use, non-reloadable gift cards carrying the American Express, MasterCard and Visa brands in our retail channels. We also serve as a program manager for our proprietary Visa gift cards that we distribute. Funds loaded on these cards by consumers at retail locations generally do not expire and can be redeemed at most merchant locations that accept the credit cards of the same network brand. These products contributed 16% of total operating revenues for 2013.

Prepaid Telecom Products

We distribute a full range of prepaid wireless or cellular cards used to load airtime onto the prepaid handsets. We also purchase handsets from manufacturers and sell them for a markup at our distribution partner locations, which we include as Other Services below. Our prepaid wireless cards are denominated either in minutes purchased, which generally do not expire, or, increasingly, as flat rate voice and/or data plans. We offer prepaid telecom cards from all the major carriers including AT&T, Sprint’s Boost Network and Virgin Mobile brands, T-Mobile, TracFone, a leading prepaid telecom provider, and Verizon. Prepaid telecom cards contributed 6% of total operating revenues for 2013.

Prepaid Financial Services Products (Open Loop Reloadable)

GPR Cards. We program manage and distribute a proprietary, bank-issued GPR card that we have branded PayPower. We distribute GPR cards provided by Green Dot and NetSpend, the industry leaders in this product category. GPR cards have features similar to a typical bank checking account, including fee-free direct deposit, in-store and online purchasing capability wherever a credit card is accepted, bill payment and ATM cash access. Fees are charged to consumers for initial load and reload transactions, monthly account maintenance and other transactions, some of which are waived if certain conditions are met.

GPR Reload Network. We offer a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards, including our PayPower GPR card and certain other third-party GPR cards. We remit funds directly to the card issuing bank once the consumer instructs us to transfer funds from their Reloadit Pack to their GPR card, which is done either on a website or over the telephone. Until the funds have been remitted to the card issuing bank, we hold the consumer’s funds in trust. We also distribute Green Dot’s Money Pack product.

The prepaid financial services products including all GPR cards, reloads and the Reloadit product distributed in retail locations and online contributed approximately 1% of total operating revenues for 2013.

Some of the content provider brands we offer include:

Product Category	Selected Brands
Closed Loop Gift Cards
Digital Media & E-Commerce	Amazon.com, Facebook, iTunes, Microsoft
Dining	Applebee’s, Outback Steakhouse, Starbucks, Subway
Electronics	Best Buy, GameStop
Entertainment	AMC Theatres, Regal Entertainment Group
Fashion	JCPenney, Kohl’s, Macy’s, TJ Maxx/Marshalls
Gasoline	BP, Shell
Home Improvement	Home Depot, Lowe’s
Travel	Marriott, Southwest Airlines
Other Retail	Barnes & Noble, Bed Bath & Beyond, Sears, Target, Toys “R”Us
Open Loop Gift Cards	American Express, MasterCard, Visa
Prepaid Telecom Products
Wireless Cards	AT&T, Sprint’s Boost Network and Virgin Mobile brands, T-Mobile, TracFone, Verizon
Prepaid Handsets	Alcatel, LG, Motorola, Samsung, Tracfone
Prepaid Financial Services Products
GPR Cards	Green Dot, NetSpend, PayPal, PayPower (our proprietary brand), Univision
GPR Reload Network	Reloadit (includes AccountNow, Galileo, NetSpend, Precash and Ready Credit)

Incentives and Rewards Products

The InteliSpend business unit’s incentives solutions include non-reloadable debit cards, reloadable debit cards that allow multiple incentives and rewards to be loaded onto a recipient’s card, and restricted authorization network cards that permit redemption at only selected merchants. Funds on non-reloadable and reloadable open loop cards offered by businesses as incentives, rewards, or promotions generally have expiration dates ranging from 90 days to one year from date of card activation. The InteliSpend business unit also issues Discover-branded products and provides program management and integration services for companies and incentives industry resellers. The related revenue is included in Open Loop Gift Cards, described above.

Cardpool

Through our gift card exchange business, Cardpool, we offer consumers an online marketplace and various retail locations to sell unused gift cards that they do not want and an online sales website to purchase at a discount gift cards that others have sold to Cardpool. The Cardpool business contributed approximately 5% of total operating revenues for 2013.

Digital Services for Online and Mobile Applications

We have developed a technology platform to integrate prepaid products with other parties’ online, digital and mobile applications. We have also introduced a proprietary application called GoWallet which utilizes our platform to facilitate the registration of gift cards, tracking of balances, delivery of gift card related offers and purchase of eGifts online or through our smartphone application. We plan to expand GoWallet’s features in 2014 and 2015 to include card exchange functionality and redemption using proxy cards or smartphone interfaces. In addition, we have developed application program interfaces, or APIs, to allow other payment services companies, financial institutions, social networks and retailers that we contract with to incorporate many of these functions into their online and mobile applications.

Other Services

We receive marketing funds from our content providers to promote their prepaid cards throughout our distribution network. In some instances, we may receive a portion of other fees such as account maintenance, interchange or referral fees for certain open loop cards. We also receive other fees related to local, regional and sports team card programs. These revenues have been included in the applicable products detailed above.

We offer card production and packaging services to our prepaid gift and telecom content providers. These services, along with the sale of telecom handsets to our distribution partners, described above in Prepaid Telecom Products, accounted for 3% of total operating revenues in 2013.

Description of Revenue Types

In a typical retail closed loop card transaction, the consumer purchases a gift card from our distribution partner who collects the load value. The distribution partner then forwards to us the collected amount, less the distribution partner’s share of the commission. We then remit the load value of each card, less the total amount of the commission and fees to the applicable content provider. The cardholders access the value they loaded on a closed loop card by using the card to pay for goods or services at the content provider’s physical store point of sale system or online at the content provider’s website. We earn commission and fees from the content providers when a closed loop card is activated.

For a retail open loop card transaction, the consumer purchases a Visa, MasterCard or American Express network-branded gift card from our distribution partner who collects the load value and a purchase fee. The distribution partner then forwards to us the load value and purchase fee, less the distribution partner’s share of the purchase fee. We then remit the load value of each card to the card issuing bank partner, retaining the balance of the consumer purchase fee. The cardholder can access the value they loaded on an open loop card by transacting for goods or services with any merchant that accepts the network-branded card . For such transactions, the card issuing bank transfers funds through the network association to the merchant’s bank following the consumer’s purchase. Besides retaining a portion of the consumer purchase fee, we earn, from issuing banks, interchange fees, program management fees, account service fees and in some countries card expiration fees resulting from the unspent balances on expired cards.

For incentives and rewards products, we earn transaction fees for fulfilling the reward or incentive, interchange on the redemption of open loop incentive cards, commissions on the redemption of certain open loop incentive cards using our proprietary restricted authorization network, interest from the investment of unspent funds on cards, income from unspent funds on cards that have expired and miscellaneous program management and integration fees.

The following table describes how fees are earned for each of the following product categories:

Products and Services	How We Earn Fees

Closed Loop Gift Cards	• Content providers pay us commission and fees based on load value. We share commissions with our distribution partners.

Open Loop Gift Cards

•   Consumers pay a flat fee upon card activation depending on load value. We share this fee with our distribution partners and content providers.

•   Our issuing banks pay us additional program management fees and other fees for our Visa gift cards, based, in part, on unspent balances, and American Express pays us fees for certain ancillary services.

•   We also earn a portion of merchant interchange fees when customers use our proprietary Visa gift card for purchases.

Prepaid Telecom Products

•   The telecom carriers pay us a commission based on load value. We share these commissions with our distribution partners.

•   We purchase handsets from manufacturers and sell them with a markup to our distribution partners. Our distribution partners retain the full proceeds from the sale of handsets to consumers.

Prepaid Financial Services Products

•   Consumers pay flat fees for the initial purchase and subsequent reloads of our proprietary PayPower GPR cards. We share these fees with our distribution partners. In addition, we earn account maintenance fees and interchange and other transaction fees based on consumers’ continued use of these cards.

•   We earn a fixed fee for each third-party GPR card we sell. We share this fee with our distribution partners. We also earn account maintenance and interchange fees from these third-party GPR content providers.

•   When consumers reload GPR cards on our Reloadit network, we collect a fee, which we share with our distribution partners. For third-party GPR cards, this fee is also shared with the third-party GPR content provider.

Prepaid Cards Secondary Market	• We earn a markup on the sale of pre-owned closed loop gift cards, which we purchase from consumers at a discount to the amount of funds remaining on a card.

Other Fee Categories

•   Program management fees, interchange, interest and unredeemed expired funds on incentives and rewards products.

•   Marketing funds received from our content providers to support programs that we coordinate with our distribution partners for the in-store or online promotion of their gift cards.

•   Fees related to card production and packaging services for content providers.

•   Fees related to local, regional and sports team card programs.

Technology

We own and operate the critical components of our technology platform including our transaction acquiring switch, prepaid card processing system, settlement system and online and eGift platform. These integrated systems are designed to allow us to authorize, process and settle transactions, ensure security and regulatory compliance, rapidly onboard new distribution partners and content providers and provide customer service across our network’s broad points of contact and electronic mediums.

Our breadth of product and service offerings is enabled by our technology platform in the following ways:

Gift Cards. We have made a significant investment in direct connections to our distribution partners over the past ten years to ensure high reliability of the gift card activation transaction at the point of sale. We process activation transactions primarily through direct connections to the card processing systems of our content providers or their service providers. In addition, for our proprietary U.S. and UK Visa gift cards, we process all post-activation transactions, including redemptions, directly on our processing platform that we co-developed with TxVia, a third-party processor recently purchased by Google.

Prepaid Financial Services. Our PayPower products and Reloadit transactions are processed on our co-developed proprietary processing platform, which gives us significant flexibility in adding new functions or developing different program features. Card account and transaction data is extracted to a central data repository for reporting on card usage, analyzing customer behaviors and monitoring for fraudulent or potential money laundering activities. Fraud rules are integrated into the processing platform to provide us with real-time risk alerts and transaction review queues. Our processing platform is certified and connected to the Visa North America, Visa Europe and MasterCard networks as well as to our issuing banks.

Digital Wallet Services. Our wallet platform is built on a scalable and configurable web platform. It deploys a service-oriented architecture in which web services enable other digital wallet providers to utilize the prepaid wallet services we offer.

Cardpool. Cardpool is a proprietary platform built on an open source web framework that manages pricing, spreads, orders and inventory for our gift card exchange marketplace, and provides a web-based interface for customers and an API-based interface for partners.

Over the past three years, we have invested over $70 million, including over $25 million in 2013, in our technology platform. In 2013 we commenced development of a new cloud-based processing system to replace our current data center-based system that we co-developed with a third-party. We expect to begin processing open loop gift card transactions and digital card transactions on this new platform during 2014 and transactions for our GPR and Reloadit products in 2015.

We believe our technology capabilities provide us with significant competitive advantages and cannot be easily replicated. Our system is designed to be secure, highly reliable and scalable. Our technology capital expenditures included expenditures for hardware, licensed software and internally developed software for processing and switching technologies, mobile applications and enhancements to our enterprise resource planning and other infrastructure systems.

Sales and Marketing

Our sales and marketing functions manage our relationships with content providers, retail distribution partners and incentives business partners, as well as develop marketing programs and communication strategies to reach our consumers. We provide or fund product display fixtures and provide or coordinate merchandising visits intended to maintain in-stock conditions on the displays. We also manage or participate in the design of effective in-store marketing programs funded jointly by our content and distribution partners. In addition, we use online marketing in connection with our financial services products and GiftCardMall.com.

Operations and Customer Service

Our operations services include production and fulfillment of prepaid products for which we contract with third-party card printing, warehouse and fulfillment logistics providers. Contracts with these providers are typically for terms of three to four years. In the United States and Canada, we have integrated our order management systems with our third-party service providers’ warehouse management systems to optimize fulfillment to stores. For select retail distribution partners that elect to participate, we also operate an inventory tracking and replenishment system and deliver automated re-orders directly to individual stores to optimize in-stock positions.

Our services also include a customer service function that utilizes both in-house and third-party call centers to support our retail-distributed Visa-branded products (both gift and GPR), general fulfillment and card activation for our retail distribution channel, online gift card sales and our business incentives and rewards channel. We employ second level customer and partner support personnel at our corporate headquarters in Pleasanton, California and our in-house call center in Reno, Nevada. We utilize Interactive Voice Response systems, web-based support and email support in our customer service efforts. We also operate a Network Operations Center at our corporate headquarters to monitor all systems and partner connections worldwide.

Bank Partners

We derive a material amount of our revenue from our program-managed proprietary Visa-branded products, which include our proprietary Visa gift card, PayPower GPR card and certain incentive cards. For the year ended December 28, 2013, these programs represented approximately 13.2% of our total operating revenues. The issuing banks for these programs, as well as issuing banks for other card association-branded card programs that we program manage, provide the Federal Deposit Insurance Corporation (FDIC) insured depository accounts tied to prepaid card association-branded cards, access to ATM networks, membership in the card associations and other banking functions. The issuing banks hold cardholder funds, charge applicable fees on GPR products and collect interchange fees charged to merchants when cardholders make purchase transactions using the prepaid card association-branded cards. Our issuing banks remit some or all of those fees to us plus additional fees for our program management services.

In the United States, we currently serve as program manager for three issuing banks for our proprietary Visa-branded products: MetaBank, Sunrise Bank, N.A. and The Bancorp Bank. MetaBank has been an issuing bank for both our proprietary Visa gift cards and Visa-branded PayPower GPR cards since 2007. Sunrise Bank, N.A. has been an issuing bank for our proprietary Visa gift card program since November 2011. The Bancorp Bank has been an issuing bank for our Visa-branded PayPower GPR cards since May 2012. For the year ended December 28, 2013, the MetaBank program represented approximately 9.6% of our total operating revenues.

Outside the United States, we contract with several issuing banks for Visa- and MasterCard-branded products that we program manage. For the year ended December 28, 2013, these programs represented less than 2.0% of our total operating revenues.

Please see “Risk Factors—Risks Related to Our Business and Industry—We rely on relationships with card issuing banks for services related to products for which we act as program manager, and our business, results of operations and financial condition could be materially and adversely affected if we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us.”

Competition

Due to the breadth of our product offerings and distribution channels, we face a number of competitors. For our retail gift card and telecom products, we primarily compete with Interactive Communications International, Inc. (InComm) and Euronet. InComm distributes its products in the United States primarily at convenience stores, drug stores and mass retailers. In the retail GPR card market, our PayPower GPR card competes with Green Dot and NetSpend cards, which we also distribute in select locations. We operate a reload network, branded as the Reloadit network, which competes with other reload networks, including those for Green Dot and NetSpend. Numerous other companies have announced their intention to enter the GPR card market. In our business incentives and rewards channel, we compete with others who provide prepaid card solutions and other incentives content such as travel awards and merchandise. We also face competition from companies who are developing new prepaid access technologies and from businesses outside of the prepaid industry, including traditional providers of financial services such as banks and money services providers, and card issuers that offer credit cards, private label retail cards and gift cards. Some of these competitors offer digital solutions that don’t require plastic cards for redemption by the consumer and allow for the sale of prepaid cards through new or existing online and mobile channels. Our incentives and rewards business competes with many service providers, including other prepaid products companies such as InComm, channel partners that offer alternatives to prepaid products and divisions of larger companies, such as Citibank’s prepaid products groups.

Intellectual Property

Our intellectual property is important to our continued success. We rely on patent, trademark and copyright laws and trade secret protection in the United States, employee and third-party nondisclosure agreements and other methods to protect our intellectual property and other proprietary rights. We also license technology from third parties who provide various levels of protection against technology infringement by third parties.

We pursue the registration of our intellectual property rights, such as domain names, trademarks, service marks and patents, in the United States and in various other countries. We own several registered trademarks, including the Blackhawk Network, Reloadit, InteliSpend and Talk Shop trademarks. We also have pending trademark applications for Go Wallet and PayPower. The PayPower trademark applications are the subject of a trademark opposition proceeding in the U.S. Through agreements with our retail distribution partners and customers, we authorize and monitor the use of our trademarks in connection with their activities with us.

As of December 28, 2013, we own, or are the exclusive licensee of, 40 patents in various countries providing coverage for systems and methods relating to prepaid product loads and reloads, ewallet services, eGift card transactions, packaging, card design, processing, online services and card exchange, and have exclusive rights to five patents related to fraud prevention in egift card transactions. These patents expire at various dates, ranging from 2015 to 2030. We have an additional 132 patent applications in various countries for various card assemblies and packaging, security features, activation and processing methods, and online prepaid services and have licensed exclusive rights that arise from nine patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. We believe a robust patent portfolio to protect our intellectual property rights and proprietary systems will become increasingly important as the prepaid industry continues to expand. Please see “Legal Proceedings.”

Regulation

We operate in an increasingly complex legal and regulatory environment. We, the products and services that we offer and market, and those for which we provide processing services are subject to a variety of federal and state laws and regulations, including:

•	federal anti-money laundering laws and regulations, including the USA PATRIOT Act (the Patriot Act), the Bank Secrecy Act (the BSA), anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations;

•	state unclaimed property laws and money transmitter licensing requirements;

•	federal and state consumer protection laws, including the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (the CARD Act), and the Durbin Amendment to Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and regulations relating to privacy and data security; and

•	foreign jurisdiction payment services industry regulations.

Anti-Money Laundering Regulation. We are subject to a comprehensive federal anti-money laundering regulatory regime that is constantly evolving. The anti-money laundering regulations to which we are subject include the BSA, as amended by the Patriot Act, which criminalizes the financing of terrorism and enhances existing BSA regimes through: (a) expanding AML program requirements to certain delineated financial institutions; (b) strengthening customer identification procedures; (c) prohibiting financial institutions from engaging in business with foreign shell banks; (d) requiring financial institutions to have due diligence procedures and, where appropriate, enhanced due diligence procedures for foreign correspondent and private banking accounts; and (e) improving information sharing between financial institutions and the U.S. government. Pursuant to the BSA, we have instituted a Customer Identification Program, or CIP, to meet the Patriot Act requirement that we establish a reasonable belief that we know the true identity of our customers in a manner appropriate to the size and type of our business. The CIP is incorporated into our BSA/anti-money laundering compliance program, as required by the Patriot Act. Please see “Risk Factors—Risks Related to Our Business and Industry—We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business” for additional information.

Our subsidiary, Blackhawk Network California, Inc. (Blackhawk Network California), is a registered money services business subject to reporting requirements related to anti-money laundering compliance obligations arising under the Patriot Act and its implementing regulations. In addition, provisions of the BSA known as the Prepaid Access Rule issued by the Financial Crimes Enforcement Network, or FinCEN, impose certain obligations, such as registration and collection of consumer information, on “providers” of certain prepaid access programs, including the prepaid products issued by our InteliSpend business unit (operating as Blackhawk Network California) and our issuing banks for which we serve as program manager. FinCEN has taken the position that, where the issuing bank has principal oversight and control of such prepaid access programs, no other participant in the distribution chain, including us as the program manager, would be required to register as a provider under the Prepaid Access Rule. On November 4, 2013, FinCEN affirmed that it did not expect Blackhawk to register as a provider under the Prepaid Access Rule for Blackhawk’s bank-issued products.

In order to qualify for certain exclusions under the Prepaid Access Rule, some of our content providers were required to modify operational elements of their products, such as limiting the amount that can be loaded onto a card in any one day. In addition, pursuant to the Prepaid Access Rule, some of our distribution partners have adopted policies and procedures to prevent the sale of more than $10,000 in prepaid access (including closed loop and open loop products that fall under the monetary thresholds outlined above) to any one person during any one day.

Anti-Terrorism and Anti-Bribery Regulation. We are also subject to an array of federal anti-terrorism and anti-bribery legislation. For example, the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) administers a series of laws that imposed economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other entities that pose threats to the national security, foreign policy or economy of the United States. As part of its enforcement efforts, OFAC publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries, as well as those such as terrorists and narcotics traffickers designated under programs that are not country-specific and with whom U.S. persons are generally prohibited from dealing.

The Foreign Corrupt Practices Act, or FCPA, prohibits the payment of bribes to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the Securities and Exchange Commission (the SEC). The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. Please see “Risk Factors—Risks Related to Our Business and Industry—Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition” for additional information.

Consumer Protection. We are subject to various state consumer protection laws, including those related to unfair and deceptive trade practices as well as privacy and data security, which are discussed under “Risk Factors—Risks Related to Our Business and Industry—Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition” and “—A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.”

Federal Regulation. At the federal level, Congress and federal regulatory agencies have recently enacted and implemented new laws and regulations that affect the prepaid industry, such the CARD Act and FinCEN’s Prepaid Access Rule. Moreover, there are currently various proposals before Congress that could further substantially change the way banks, including prepaid card issuing banks and other financial services companies, are regulated and are permitted to offer their products to consumers. Non-bank financial services companies, including money transmitters and prepaid access providers, are now regulated at the federal level by the Consumer Financial Protection Bureau (the CFPB), which began operations in July 2011, bringing additional uncertainty to the regulatory system and its impact on our business. Please see “Risk Factors—Risks Related to Our Business and Industry—We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business,” “—Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition,” “—Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition,” and “—Failure by us to comply with federal banking regulation may subject us to fines and penalties and our relationships with our issuing banks may be harmed” for additional information.

State Unclaimed Property. We derive a portion of our revenues from consumers’ failure to redeem prepaid products that we issue or distribute. Although for such products, we or our issuing banks are required to remit unredeemed funds to certain states pursuant to unclaimed property laws, not all state laws apply to unredeemed prepaid products. However, states periodically revise their unclaimed property statutes in an effort to increase revenues. For example, in 2010 the State of New Jersey adopted regulations that in part require the collection of customer data at the point-of-sale in connection with the sale of prepaid access products. These regulations would result in increased compliance obligations and execution costs for our distribution partners and potentially discourage consumer purchases due to the inconvenience and sensitivity of personal data collection. More recently, the State of New Jersey enacted legislation delaying until 2016 implementation of this collection of customer data requirement. Nevertheless, this regulation (unless later repealed or amended) ultimately will result in increased compliance obligations and execution costs for our distribution partners and potentially discourage consumer purchases due to the inconvenience and sensitivity of personal data collection. Please see “Risk Factors—Risks Related to Our Business and Industry—Costs of compliance or penalties for failure to comply with or changes in state unclaimed property laws and regulations and changes in state tax codes could have a material adverse effect on our business, financial condition and results of operations” for additional information.

Money Transmitter Licenses or Permits. Most states regulate the business of sellers of traveler’s checks, money orders, drafts and other money instruments, which we refer to collectively as money transmitters. While a large number of states expressly exempt banks and their agents from regulation as money transmitters, others purport to regulate the money transmittal businesses of bank agents or do not extend exemptions to non-branch bank agents. We have historically taken the position that state money transmitter statutes do not apply to our core prepaid card distribution business. Nonetheless, in connection with our open loop business, we rely on the money transmitter licenses of Blackhawk Network California in connection with our bank-issued products in some of those states; and our core distribution business, Blackhawk Network, Inc., is licensed in connection with gift card distribution in two states, Maryland and West Virginia.

In connection with our Reloadit business and our InteliSpend incentive business unit, Blackhawk Network California is a licensed money transmitter in 46 U.S. jurisdictions. The remaining U.S. jurisdictions do not currently regulate money transmitters or have determined that we do not need to be licensed in connection with our current businesses. We have a license application conditionally approved in California with respect to the incentive business card issuance. In those states where we are licensed, we are subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the money transmitter statutes and must comply with various restrictions and requirements, such as those related to the maintenance of certain levels of net worth, surety bonding, selection and oversight of our authorized delegates, permissible investments in an amount equal to our outstanding payment obligations with respect to some of the products subject to licensure, recordkeeping and reporting, and disclosures to consumers. We are also subject to periodic examinations by the relevant licensing authorities or their designees, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, retail distribution partners and other third parties, privacy and data security policies and procedures, and other matters related to our business. As a regulated entity, Blackhawk Network California incurs significant costs associated with regulatory compliance. We anticipate that compliance costs and requirements will increase in the future for our regulated subsidiaries and that additional subsidiaries will need to become subject to these or new regulations. Please see “Risk Factors—Risks Related to Our Business and Industry—If we fail to maintain our existing money transmitter licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected” for additional information.

Privacy. In the ordinary course of our business, we collect and store personally identifiable information about Cardpool customers, holders of our proprietary Visa gift card and GoWallet users. This information may include names, addresses, email addresses, social security numbers, driver’s license numbers and account numbers. We also maintain a database of cardholder data for our proprietary Visa gift card relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. These activities subject us to certain privacy and information security laws, regulations and rules in the United States, including, for example, the privacy provisions of the Gramm-Leach-Bliley Act and its implementing regulations, various other federal and state privacy and information security statutes and regulations, and the Payment Card Industry Data Security Standard.

These federal and state laws, as well as our agreements with our issuing banks, contain restrictions relating to the collection, processing, storage, disposal, use and disclosure of personal information, and require that we have in place policies regarding information privacy and security. We have in effect a privacy policy relating to personal information provided to us in connection with requests for information or services, and we continue to work with our issuing banks and other third parties to update policies and programs and adapt our business practices in order to comply with applicable privacy laws and regulations. Certain state laws also require us to notify affected individuals of certain kinds of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach. Please see “Risk Factors—Risks Related to Our Business and Industry—Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition” and “—A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues” for additional information.

Foreign Regulation. We are subject to regulation by foreign governments and must maintain permits and licenses in certain foreign jurisdictions in order to conduct our business. Our Blackhawk Network (UK) Limited subsidiary is regulated as an electronic money institution in the United Kingdom, and in 2012, it began issuing an open loop product. Foreign regulations also present obstacles to, or increased costs associated with, our expansion into international markets. For example, in certain jurisdictions we face costs associated with repatriating funds to the United States, administrative costs associated with payment settlement and other compliance costs related to doing business in foreign jurisdictions. These foreign regulations often differ in kind, scope and complexity from U.S. regulations. Please see “Risk Factors—Risks Related to Our Business and Industry—We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations” for additional information.

For additional information about the regulatory environment in which we operate, please see “Risk Factors—Risks Related to Our Business and Industry—We operate in a highly and increasingly regulated environment, and failure by us or the businesses that participate in our distribution network to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition” and “—Changes in laws and regulations to which we are subject, or to which we may become subject in the future, may materially increase our costs of operation, decrease our operating revenues and disrupt our business.”

Card Association and Network Organization Rules

In addition to the federal and state laws and regulations discussed above, we and our issuing banks are also subject to card association and debit network rules and standards. The operating rules govern a variety of areas, including how consumers and merchants may use their cards and data security. Each card association and network organization audits us from time to time to ensure our compliance with these standards. Noncompliance with these rules or standards due to our acts or omissions or the acts or omissions of businesses that work with us could result in fines and penalties or the termination of the card association registrations held by us or any of our issuing banks. Please see “Risk Factors—Risks Related to Our Business and Industry—Changes in card association rules or standards set by Visa, MasterCard and Discover, or changes in card association and debit network fees or products or interchange rates, could materially and adversely affect our business, financial condition and results of operations.”

Employees

As of December 28, 2013, we had 1,316 employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.

Corporate and Available Information

We were founded in 2001 as a division of Safeway. We were incorporated in Delaware as Blackhawk Network, Inc. in 2006 and changed our name to Blackhawk Network Holdings, Inc. later that year. Our principal executive offices are located at 6220 Stoneridge Mall Road, Pleasanton, California 94588, and our telephone number at that location is (925) 226-9990. Our website is www.blackhawknetwork.com. The information available on or that can be accessed through our website is not incorporated by reference into and is not a part of this Annual Report and should not be considered to be part of this Annual Report.

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and the other information in this Annual Report. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business and Industry

We may not be able to grow at historic rates in the future, if at all.

Our revenues have grown rapidly, increasing from $959.1 million in 2012 to $1.1 billion in 2013, representing a growth rate of 19%. There can be no assurance that we will be able to continue our historic growth rates in future periods. Our ability to maintain and grow our business depends on a number of factors, many of which are outside our control. These include:

•	changes in consumer preferences and demand for the products and services that we offer;

•	our ability to retain and attract new customers, both in-store and online;

•	our ability to maintain and expand our distribution network and business partners;

•	our ability to maintain and expand the supply and variety of products and services that we distribute and offer;

•	our ability to increase the productivity of our distribution partners’ stores, including through in-store execution of marketing, loyalty and merchandising programs;

•	our ability to anticipate and adapt to technological changes in the industry, as well as to develop new technologies to deliver our product and service offerings;

•	our ability to maintain our relationships with issuing banks and other industry participants;

•	pricing pressure in the face of increasing competition and other market forces;

•	regulatory changes or uncertainty that increase compliance costs, decrease the attractiveness of the products and services we offer or make it more difficult or less attractive for us, our distribution partners or our content providers, including issuing banks, to participate in our industry; and

•	consumer acceptance of our product and services offerings in international markets, and our ability to grow our international operations and manage related regulatory compliance and foreign currency risk.

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

The success of our business depends in large part upon our relationships with distribution partners. During 2013, 2012 and 2011, our top five largest distribution partners represented approximately 43.2%, 47.8% and 50.9% of our operating revenues, respectively. Many of our distribution partner agreements are subject to renewal every three to five years. Upon expiration of their agreements with us, our distribution partners may enter into relationships with our competitors instead of renewing their agreements with us, renew their agreements with us on less favorable terms or establish direct relationships with our content providers. There is no assurance that we will be able to continue our relationships with these distribution partners on the same terms, or at all, in future periods. Among other things, many of our distribution partner agreements contain varying degrees of exclusivity for us as the provider of prepaid products in their stores, and it is important to our competitive positioning to maintain those exclusive relationships. Our operating results could be materially and adversely affected if any of our significant distribution partners terminates, fails to renew or fails to renew on similar or more favorable terms, its agreement with us. In addition, exclusive relationships between potential distribution partners and our competitors as well as other commercial arrangements may make it difficult for us to attract new distribution partners to our network.

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

Many of our content provider agreements specify varying degrees of exclusivity for Blackhawk as a third-party distributor. Failure to maintain the same level of exclusivity of any of our agreements, whether upon renewal with our content providers or otherwise, could adversely affect our business, results of operations and financial condition. The exclusive arrangements that we have been able to negotiate vary widely, and in many instances exclusivity is limited to particular channels, such as conventional grocery retailer channels, or more narrowly. Our content providers with limited or no exclusivity arrangements may decide to establish direct relationships with our distribution partners or use other third-party distributors to sell through existing or other channels. Our content providers may also eliminate their third-party distribution relationships entirely and offer their cards only in their own physical and online retail locations. Certain of our content providers represent a significant portion of our revenues, one of which represented 14.7%, 12.5% and 10.2% of our total operating revenues in 2013, 2012 and 2011, respectively.

Some of our contracts with content providers require a guarantee of our payment obligations by Safeway. Some of these guarantees will expire upon the Spin-Off. We are currently negotiating the terms of these guarantees in anticipation of the Spin-Off and are currently negotiating a credit agreement to provide adequate security in place of these guarantees. Please see “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.” Failure to provide adequate security or our failure to demonstrate our independent financial viability to certain content providers, or to any new content providers who may require security in the future, may adversely affect our ability to maintain our relationships with our content providers or adversely affect our cash flows.

Our ability to grow our business depends, in large part, on our ability to expand our product offerings by adding new content providers. Exclusive relationships between other content providers and our competitors may make it more difficult for us to attract new content providers to our network. In addition, some of our agreements with content providers prohibit us from offering products of those providers’ competitors. If we are not able to attract new content providers due to exclusivity arrangements, competition or other factors, our business may suffer.

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

We rely on issuing banks for critical services, such as membership in the Visa card association and provision of FDIC-insured depository accounts tied to our program-managed GPR cards. MetaBank is one of the issuing banks for our proprietary GPR products and open loop products and, in 2013, was the issuing bank for the substantial majority of our proprietary open loop gift and GPR products. If our relationship with MetaBank deteriorates, it could hinder our ability to grow our business and have a material adverse effect on our business, results of operations and financial condition.

According to the public disclosures of MetaBank, a Supervisory Directive issued in 2010 by the Office of Thrift Supervision, or the OTS, now the Office of the Comptroller (the OCC) and a Cease and Desist Order issued in July 2011, require MetaBank to obtain prior written approval of the OCC in order to, among other things, enter into any new third-party relationship agreements concerning any credit or deposit product (including prepaid access), materially amend any such existing agreements and publicly announce any new third-party relationship agreements or material amendments to existing agreements. These directives and orders have limited or prevented our ability to offer MetaBank-issued cards to new distribution partners. If, as a result of the 2010 Supervisory Directive, the 2011 Cease and Desist Order or further OCC actions, MetaBank is unable to continue to service our existing needs or support our future growth, we may be forced to move our cards issued through MetaBank to another issuing bank.

Although we have entered into an agreement with Sunrise Bank, N.A. as a second issuing bank for proprietary Visa gift cards and with The Bancorp Bank (Bancorp) as a second issuing bank for Visa-branded GPR cards, there can be no assurance that we will be able to reduce the risk associated with our reliance on MetaBank. We continue to use MetaBank as the issuing bank for a substantial majority of our proprietary Visa gift cards, and we cannot provide any assurance that we will continue to achieve comparable financial terms related to these programs if we are required, or elect, to reduce or eliminate our issuances through MetaBank. Further, we may not be able to renew our existing agreements with issuing banks or enter into relationships with additional banks on acceptable terms, or at all, in which case we would incur significant transition and other costs and expenses, and users of our products and services could be significantly affected. In addition, there has been increased regulatory scrutiny of products and services that are offered by issuing banks (including our issuing banks) in conjunction with third parties. As a result, we have faced increased compliance costs. To the extent that our issuing banks continue to face increased regulatory pressure, we may face further increased compliance costs and limits on our product offerings, among other consequences. If any material adverse event were to affect MetaBank, Sunrise Bank, N.A., Bancorp or any other issuing bank with whom we have a relationship, including a decline in their financial condition, a decline in the quality of their services, loss of their deposits, their failure or inability to comply with applicable banking and financial regulatory requirements, a systems failure or their inability to pay us fees or outstanding receivable balances, then our business, results of operations and financial condition could be materially and adversely affected.

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

We and our content providers and distribution partners are subject to a wide variety of federal, state, local and foreign laws and regulations. This legal and regulatory landscape has significantly expanded and has become increasingly complex in recent years, and we expect such trends to continue. These laws and regulations presently include, among others:

•	federal anti-money laundering laws and regulations, including the Patriot Act, the BSA, anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations;

•	federal and state consumer protection laws and regulations;

•	state unclaimed property laws and money transmitter licensing requirements; and

•	foreign jurisdiction payment services industry regulations.

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

We are subject to the BSA, as amended by the Patriot Act. Blackhawk Network California is a registered money services business subject to reporting requirements related to anti-money laundering compliance obligations arising under the Patriot Act and its implementing regulations. A more aggressive enforcement of the BSA and other federal anti-money laundering and terrorist financing prevention laws or more onerous regulation could increase our or our distribution partners’ compliance costs or require changes in, or place limits upon, the products and services we offer, which in turn could have a material adverse effect on our business, results of operations and financial condition.

In connection with our acquisition in 2013 of substantially all the assets and liabilities of InteliSpend, including our related acquisition and issuance of Discover-branded products and services, Blackhawk Network California subsequently registered as a provider of prepaid access with FinCEN. Consequently, with respect to the Discover-branded products we issue, we are required to comply with the requirements of FinCEN’s Prepaid Access Rule as they apply to providers of prepaid access, which include obligations to obtain personal identifying information for each person who purchases a prepaid access product through our programs and retain access to such information for five years after the last use of such product, serve as a central source of information for law enforcement and file reports of suspicious transactions with the U.S. Treasury Department. Registration as a provider under the Prepaid Access Rule may result in increased costs and diversion of resources away from our core operations. Please see the risk factor titled “Recent and future acquisitions or investments could disrupt our business and harm our financial condition” for additional information.

In addition, abuse of our prepaid products or our Cardpool business for purposes of money laundering or terrorist financing could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition. Please see the risk factor titled “Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us and reduce the use and acceptance of our prepaid access products and services” for additional information.

Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to federal regulation aimed at consumer protection. For example, the CARD Act, imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates and prepaid cards. We believe that GPR cards and the maintenance fees charged on our GPR cards are exempt from these requirements under an express exclusion for cards that are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the distribution partner or the program manager promotes, even if occasionally, the use of the GPR card as a gift card or gift certificate. We provide our distribution partners with instructions and policies regarding the display and promotion of our GPR cards so that retailers do not market our GPR cards as gift cards. For example, we instruct retailers to separate or otherwise distinguish our GPR cards from gift cards on their displays. However, we do not control our distribution partners and cannot assure that they will comply with our instructions and policies. If displayed incorrectly, it is possible that our GPR cards would lose their eligibility for this exclusion from the CARD Act requirements, and therefore could be deemed to be in violation of the CARD Act, which could result in the imposition of fines, the suspension of our ability to offer GPR cards, civil liability, criminal liability and the inability of our issuing banks to apply certain fees to our GPR cards, each of which could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, on May 24, 2012, the CFPB, published an advance notice of proposed rulemaking regarding GPR cards, in which the CFPB posed a series of questions relating to potential application of certain provisions of the Electronic Funds Transfer Act and Regulation E (such as those related to disclosure requirements, periodic reporting, error resolution procedures and liability limitations) to GPR products. While we believe that it is appropriate to apply a limited set of Regulation E provisions to GPR products that are intended for repeated self-use, other components of Regulation E compliance (such as those that would require obtaining customer information at the time of sale) would be highly disruptive to our distribution partners’ business and may materially increase our or our distribution partners’ costs of operation or disrupt our business. For that reason, we have advocated for alternative methods of providing account transaction information currently used by many payroll card providers, such as information available by telephone or online. However, there can be no assurance that the ultimate rule will adopt the position we have advocated. Other aspects of Regulation E compliance could impose additional obligations on our issuing banks or us, which could increase our costs of operations or make our issuing banks unwilling to engage in the GPR business. We now anticipate that the CFPB will issue a notice of proposed rulemaking in May 2014.

We may become subject to further regulation by the CFPB, which was created under the Dodd-Frank Act. On July 17, 2012, the CFPB issued a final rule defining certain nonbank “larger participants” in markets for consumer financial products or services. It is uncertain whether the CFPB will include money transmission, check cashing and prepaid cards within the definition of larger participant as well as what criteria and which thresholds should be used to define larger participants. At this time, we are not certain whether we will be considered a larger participant under the CFPB’s final rules. It is possible that the CFPB could propose and adopt rules that would give the CFPB regulatory, supervisory and enforcement powers over us. The CFPB can obtain cease and desist orders, which may include orders for restitution or rescission of contracts as well as other kinds of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated the Dodd-Frank Act or CFPB regulations, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the type of cease and desist orders available to the CFPB. Expanded CFPB jurisdiction over our business may increase our compliance costs and risks, which could have a material adverse effect on our business, results of operations and financial condition.

On June 26, 2013, the CFPB issued a final rule (Nonbank Supervisory Rule) that establishes procedures to implement Section 1024(a)(1)(C) of the Dodd-Frank Act, by which the CFPB will supervise certain nonbank entities that offer or provide consumer financial products or services. The CFPB is authorized to supervise nonbank entities for purposes of: (1) assessing compliance with federal consumer financial law; (2) obtaining information about the activities and compliance systems or procedures of nonbank entities; and (3) detecting and assessing risks to consumers and markets. The Nonbank Supervisory Rule establishes the procedures the CFPB will use to determine whether a nonbank entity will be subject to the CFPB’s supervisory authority. Regardless of whether nonbank entities providing consumer financial products or services are subject to the CFPB’s supervisory authority, the CFPB affirmed in the Nonbank Supervisory Rule that such entities are subject to the CFPB’s regulatory and enforcement authority and that the CFPB may conduct examinations or request information from supervised entities. If the CFPB determines that there is a need to examine us, it could increase our costs of operation or disrupt our business.

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

We are subject to federal banking regulation through our relationships with our issuing banks. The GPR cards and certain open loop products for which we serve as program manager are the products of MetaBank, Sunrise Bank, N.A., The Bancorp Bank and U.S. Bank, which we refer to collectively as our issuing banks and which are subject to various federal and state laws and regulation by a number of authorities, including the OCC, the Federal Reserve Bank (the FRB), FDIC, and the Delaware Office of the State Bank Commissioner. As a third-party service provider to our issuing banks, we are subject to regulation and audit and examination by the OCC, FRB and FDIC. As an agent of our issuing banks, we are considered “institution-affiliated parties” of our issuing banks and subject to the enforcement jurisdiction of these federal banking agencies for our activities in that capacity. To the extent that we fail to comply with such federal banking regulations, we may incur fines and penalties and our relationships with our issuing banks may be harmed, all of which could have a material adverse effect on our business, results of operations and financial condition.

On October 30, 2013, the OCC issued new guidance, or the Bulletin, on third-party relationships and associated risk management by federal banks. The Bulletin states that the OCC expects each bank to have risk management processes that are commensurate with the level of risk and complexity involving third parties providing the bank with “critical” activities. The “critical” activities include certain of the services that we perform for our issuing banks. Consequently, to enable our issuing banks to meet their obligations under the Bulletin, they may impose on us (and, in turn, our distribution partners) additional obligations, including record keeping and reporting requirements, as well as examinations. Compliance with these potential additional obligations could increase our and our distribution partners’ compliance costs or disrupt our business, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

States periodically revise their unclaimed property laws to increase state revenues relating to collection of unclaimed property, which may adversely affect our business. We have derived approximately 1% of our revenues in each of the last three fiscal years from consumers’ failure to redeem prepaid products that we or Safeway issue. We also earn supplemental and other fees from the banks that issue our program-managed open loop gift cards that may be adversely impacted to the extent that unredeemed funds on such products become increasingly subject to state unclaimed property laws. Such fees represented 4.0%, 3.9% and 4.3% of total revenues in 2013, 2012, and 2011, respectively.

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

Most states regulate the business of sellers of traveler’s checks, money orders, drafts and other money instruments, which we refer to collectively as money transmitters. While a large number of states expressly exempt banks and their agents from regulation as money transmitters, others purport to regulate the money transmittal businesses of bank agents or do not extend exemptions to non-branch bank agents. We have historically taken the position that state money transmitter statutes do not apply to our core prepaid card distribution business. Nonetheless, in connection with our open loop business, we rely on the money transmitter licenses of Blackhawk Network California in connection with our bank-issued products in some of those states; and our core distribution business operated by our wholly-owned subsidiary Blackhawk Network, Inc., is licensed in connection with gift card distribution in two states, Maryland and West Virginia.

In connection with our Reloadit business and the issuance of Discover cards as part of our InteliSpend business unit’s offerings, Blackhawk Network California is a licensed money transmitter in 46 U.S. jurisdictions and, with respect to the incentive issuance, has a license application conditionally approved with the California

Department of Business Oversight. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have determined that we do not need to be licensed in connection with our current businesses. If our regulated subsidiaries fail to maintain their existing licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.

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

For example, the provisions of the Dodd–Frank Act known as the Durbin Amendment gave the FRB the power to regulate debit card interchange fees. On June 29, 2011, the FRB issued its final rule that set a cap, which took effect on October 1, 2011, on the interchange fee an issuer can receive from a single debit card transaction (21 cents plus 5 basis points multiplied by the amount of the transaction); and the rule allows an issuer to raise its interchange fees by as much as one cent if it implements certain fraud-prevention measures. GPR cards, including certain of our GPR products, and smaller issuing banks, including some of our issuing banks, are exempt from the rule. However, to the extent that one or more of our GPR products or issuing banks lose their exempt status, the interchange rates applicable to transactions involving those GPR products or issuing banks could be affected, which would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations. Please see risk factor titled “We rely on relationships with card issuing banks for services related to products for which we act as program manager, and our business, results of operations and financial condition could be materially and adversely affected if we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us.”

Additionally, the Durbin Amendment requires that certain prepaid access products be accessible through two unaffiliated payment networks, which we refer to as the network exclusivity requirement. The compliance deadline for the network exclusivity requirement for open loop gift and GPR cards was April 1, 2013, subject to certain exceptions with respect to reloads on GPR cards that were issued prior to April 1, 2013. We and the issuing banks and program managers for these open-loop gift and CPR cards made changes in response to the requirement, which increased certain of our costs. However, on March 13, 2013, the Staff of the Board of Governors of the Federal Reserve System, or the Staff, issued certain “frequently asked questions”, or FAQs, relating to the network exclusivity requirement. We and the issuing banks and program managers made further changes to address the FAQs, and we believe that the open loop gift and GPR cards that we distribute are in compliance with the network exclusivity requirement, as PINs are enabled on such products at the time of their activation. We and others in the prepaid industry requested clarification from the Staff that our changes complied with the network exclusivity requirement. On May 31, 2013, the Staff issued an update to the FAQs, specifying that the issuer of such products complies with the requirement by providing a PIN to the cardholder or having the cardholder select a PIN before or at the time a merchant first prompts the cardholder to enter a PIN. We and the issuing banks and program managers are making further changes to address the updated FAQs. Although these additional changes may increase our costs and potentially could make these cards less attractive to our distribution partners or consumers, we do not presently believe that such changes will have a material adverse effect on our business, results of operations and financial condition.

On July 31, 2013, the U.S. District Court for the District of Columbia overturned the FRB’s rules regarding interchange fees and network exclusivity, holding that (1) those rules violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are “reasonable and proportional to the costs incurred by the issuer”; and (2) the rule’s network exclusivity provisions also violated the Durbin Amendment, because the statutory language requires each card to have two unaffiliated networks enabled for each method of authentication (i.e., both signature and PIN) possible using the card. The Court vacated the rules, but stayed its ruling to allow the FRB to replace the invalidated portions. On August 21, 2013, the FRB announced that it would seek an expedited appeal for the ruling by U.S. Court of Appeals for the D.C. Circuit. On September 19, 2013, the Court of Appeals granted an expedited briefing schedule, and the District Court stayed enforcement of its ruling during the appeal, thereby keeping in place the 2011 rules enacting the Durbin amendment’s cap in debit fees and the network exclusivity provisions pending the D.C. Circuit Court of Appeals review. On January 17, 2014 the D.C. Circuit Court of Appeals heard oral arguments for the appeal. A ruling is anticipated in May or June of 2014 and may be further appealed to the U.S. Supreme Court. In addition, recent changes and proposed changes to other laws and regulations may materially increase our costs of operation, decrease our operating revenues and disrupt our business.

On June 26, 2013, the CFPB issued a final rule (Nonbank Supervisory Rule) that establishes procedures to implement Section 1024(a)(1)(C) of the Dodd-Frank Act, by which the CFPB will supervise certain nonbank entities that offer or provide consumer financial products or services. The CFPB is authorized to supervise nonbank entities for purposes of: (1) assessing compliance with federal consumer financial law; (2) obtaining information about the activities and compliance systems or procedures of nonbank entities; and (3) detecting and assessing risks to consumers and markets. The Nonbank Supervisory Rule establishes the procedures the CFPB will use to determine whether a nonbank entity will be subject to the CFPB’s supervisory authority. Regardless of whether nonbank entities providing consumer financial products or services are subject to the CFPB’s supervisory authority, the CFPB affirmed in the Nonbank Supervisory Rule that such entities are subject to the CFPB’s regulatory and enforcement authority and that the CFPB may conduct examinations or request information from supervised entities. If the CFPB determines that there is a need to examine us, it could increase our costs of operation or disrupt our business.

We face intense competitive pressure, which may materially and adversely affect our revenues and profitability.

The prepaid industry is highly competitive. For our gift card and telecom products, we primarily compete with InComm and Euronet. In the GPR card market, our PayPower GPR card currently competes with Green Dot and NetSpend cards, which we also distribute in selected locations. We operate a reload network, branded as the Reloadit network, which currently competes with other reload networks, including those for Green Dot, NetSpend and InComm. Numerous other companies have announced their intention to enter the GPR card market. We also compete with a number of other industry participants in the United States and internationally in connection with prepaid card issuance, program management, prepaid product distribution, marketing and processing, secondary card exchange and most recently, business-to-business transactions involving corporate incentives and consumer promotions. We also face competition from companies who are developing new prepaid access technologies and from businesses outside of the prepaid industry, including traditional providers of financial services such as banks and money services businesses, and card issuers that offer credit cards, private label retail cards and gift cards.

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

Fluctuations in our financial results from quarter to quarter could cause significant price swings in our common stock.

Our revenues, expenses, operating results, liquidity and cash flows have fluctuated, and may in the future fluctuate, significantly from quarter to quarter due to a number of factors, many of which are outside our control. In addition to the effects of seasonality described below under the risk factor titled “Due to seasonal fluctuations in our business, adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations and financial condition,” factors that may contribute to these fluctuations include the following:

•	the addition or loss of one or more significant distribution partners or content providers;

•	consumer spending patterns and preferences;

•	business spending patterns and preferences;

•	general economic conditions affecting consumer spending;

•	the overall business condition of our distribution partners and content providers;

•	the development and expansion of new product and service offerings by our competitors;

•	changes in pricing and fee structures, whether driven by competitive factors, issuing banks, card associations, regulatory requirements or otherwise;

•	changes to our product and service offerings or changes in the way our products and services are sold, whether due to regulatory requirements or otherwise;

•	changes in our product and service mix;

•	changes in regulations or changes in interpretations of existing regulations;

•	the institution of new, or the adverse resolution of pending, litigation or regulatory investigations applicable to us;

•	business and service interruptions resulting from natural disasters, fraud or network infrastructure failures;

•	the timing of our distribution partners’ roll out of new programs and content; and

•	other factors discussed elsewhere in this “Risk Factors” section.

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

Our fiscal year consists of a 52-week or 53-week period ending on the Saturday closest to December 31, and our fiscal quarters consist of three 12-week periods and one 16-week or 17-week period ending on a Saturday. As a result, our fourth fiscal quarter of each year contains not only the holiday gifting season but also an extra four weeks (or five weeks for 53-week fiscal years) when compared to our first three fiscal quarters, a fact that exacerbates our quarterly fluctuations and makes it difficult to evaluate our operating results from quarter to quarter.

As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Any quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our Class A common stock and, following the Spin-Off, our Class B common stock to fluctuate significantly.

Due to seasonal fluctuations in our business, adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations and financial condition.

Seasonal consumer spending habits significantly affect our business. During 2013, we derived approximately 25% of our annual revenues in the last four weeks of our fiscal year. A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. As a result, we earn a significant portion of our revenues and generate a higher portion of our net income during the fourth fiscal quarter of each year. The timing of December holiday sales, cash inflows from our distribution partners and cash outflows to our content providers also results in significant but temporary increases in our cash flow and certain balance sheet items at the end of each fiscal year relative to normal daily balances. We also experience an increase in revenues and cash flows in the second fiscal quarter of each year, which we primarily attribute to the Mother’s Day, Father’s Day, the graduation gifting season and the Easter holiday. Depending on when the Easter holiday occurs, the associated increase could occur in either our first or second fiscal quarter. Adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year.

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

We earn fees when GPR cards are loaded or reloaded through our network or are used by consumers. If consumers do not maintain or increase their usage of prepaid cards, our operating revenues may remain at current levels or decline. As the financial services industry evolves, consumers may find prepaid financial products and services such as GPR cards to be less attractive than traditional payment instruments, new products offered by others or other financial services. Prepaid financial products and services may fail to maintain or achieve greater popularity for any number of reasons, including the general perception of the prepaid industry, fees associated with the use of GPR cards, the potential for fraud in connection with these products, changes to these products from time to time, including those that result from new regulatory requirements, new technologies and a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment. Negative publicity surrounding other prepaid financial products and service providers could adversely affect our business or our industry as a whole. Predictions by industry analysts and others concerning the growth of prepaid financial services as an electronic payment mechanism may overstate the growth of an industry, segment or category, and investors should not rely upon them. The projected growth may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected, or if there is a shift in the mix of payment forms, such as cash, credit cards and traditional bank debit cards, away from our products and services, our business, results of operations and financial condition could be materially and adversely affected. In addition, we have signed agreements with third parties to provide a private-branded GPR solution. In some cases, we incur costs to launch such programs before we are assured of the volume of sales of these GPR cards, and if we are not able to recover these costs, our business, results of operations and financial condition could be adversely affected.

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

Our ability to provide reliable service to consumers, distribution partners and content providers depends on the efficient and uninterrupted operation of our computer network systems and data centers, as well as those of our content providers, distribution partners and third-party processors. Our business involves the movement of large sums of money, the processing of large numbers of transactions and the management of the data necessary to do both. Our success depends on our ability and that of our partners and respective vendors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner.

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

We regularly experience unauthorized attempts to access our systems, but we have not experienced any material losses in connection with data security breaches discovered to date. While we have multiple security measures in place to both prevent and detect intrusions, rapid advances in computer capabilities and the increasing sophistication of hackers may expose us to significant losses in the future.

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

Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us or our partners and reduce the use and acceptance of our prepaid access products and services.

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

Prior to customers’ purchases of our gift card products and GPR cards, we, or our content providers or our distribution partners generally bear losses due to theft and fraudulent access based on whose card processing systems are at fault. Following activation, whether a cardholder bears the loss of any theft, fraudulent access or other loss of a card depends upon the issuer’s cardholder terms and conditions. We generally bear such losses to the extent that (a) we process or program manage the card, (b) the cardholder has registered the card, (c) the loss exceeds the amount for which the cardholder is responsible (with the cardholder’s responsibility ranging from zero to $500) and (d) the cardholder notifies us of the loss within the required timeframe.

Changes in card association rules or standards set by Visa, MasterCard and Discover, or changes in card association and debit network fees or products or interchange rates, could materially and adversely affect our business, financial condition and results of operations.

We and the banks that issue our program-managed cards are subject to Visa card association and debit network rules and standards. As a result of our acquisition of InteliSpend, Blackhawk Network California issues Discover-branded prepaid cards and is subject to Discover’s network rules and standards. Noncompliance with these rules or standards due to our acts or omissions or the acts or omissions of businesses that work with us could subject us or our issuing banks to fines or penalties imposed by card associations or networks, and we may be required to indemnify the banks for the fines and penalties they incur. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have a material adverse effect on our business, results of operations and financial condition.

In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and have a material adverse effect on our business, results of operations and financial condition. A portion of the revenue derived from our proprietary open loop cards is derived from our share of the fees charged to merchants for services provided in settling transactions routed through the networks of the card associations and network organizations, referred to as interchange fees. The enactment of the Dodd-Frank Act required the FRB to implement regulations that have substantially limited interchange fees for many issuers of debit cards and prepaid cards. While we believe that the exemption from the limits imposed by the FRB available to small issuing banks, such as MetaBank, Sunrise Bank, N.A. and Bancorp, will apply to our program-managed cards, it remains possible that the card associations and network organizations could reduce the interchange fees applicable to transactions conducted by the holders of cards issued by these banks. If interchange rates decline, whether due to actions by the payment networks, our issuing banks or existing or future legislation, regulation or the interpretation or enforcement thereof, our business, results of operations and financial condition could be materially and adversely affected.

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

For example, on October 19, 2009, e2Interactive, Inc. and InComm, collectively, e2Interactive, filed a lawsuit against our subsidiary, Blackhawk Network, Inc., in Federal District Court in Wisconsin, asserting that Blackhawk infringed a patent held by e2Interactive relating to “methods, systems and computer programs for processing a stored-value-card transaction request in a card data-management system,” and seeking injunctive relief, damages in an unspecified amount and recovery of costs and attorneys’ fees. The jury found infringement and awarded damages to e2Interactive in the amount of $3.5 million for the period from August 2009 through February 2012, with no further payments due as the result of Blackhawk’s removal of certain lines of code in a computer program. We fully accrued for this award in fiscal 2011. In December 2012, the trial court rendered its final post-trial rulings, entering judgment for approximately $3.7 million, including interest and costs, and entering a permanent injunction prohibiting use of the removed code. While the damages represent an immaterial impact to Blackhawk’s financial results for the referenced periods, Blackhawk appealed. On March 12, 2014, the Court of Appeals for the Federal Circuit (the Federal Circuit) reversed the lower court and ruled that Blackhawk had not infringed. e2Interactive may request rehearing or rehearing en banc at the Federal Circuit or otherwise seek to reverse the Federal Circuit’s decision by petitioning the U.S. Supreme Court. Review by the Supreme Court is discretionary. If the Federal Circuit’s reversal becomes final, Blackhawk intends to ask the court to vacate the damages award and to dissolve the injunction.

In addition, in the past, we have received letters from various other parties claiming to have enforceable patent rights and asserting infringement of them by us. There can be no assurance that these assertions, or any such future assertions, will not result in liability or damages payable by us.

Our distribution partners may be subject to infringement or misappropriation claims that, if successful, could preclude the distribution partner from distributing our products and services. In addition, some of our agreements require that if claims related to our products and services are made against our distribution partners or content providers, we are required to indemnify them against any losses. For example, we are currently defending a number of our partners in connection with the matter Alexsam, Inc. v. Best Buy Co., Inc. et al., filed in the United States District Court for the Eastern District of Texas, alleging patent infringement in connection with activation of prepaid cards. Alexsam was successful in other patent litigation in 2011. The defendants in our case have denied the claims and vigorously defended the infringement allegations. The trial court in the initial consolidated trial upheld the validity and enforceability of the Alexsam patents in late April 2013 and early May 2013. Separate infringement trials started in May 2013. The first litigation was settled in May 2013, and the next two trials resulted in verdicts of non-infringement by the defendants in June 2013. The remaining four cases were dismissed with prejudice, with no right of appeal. Alexsam has preserved its ability to appeal one case relating to subject matter involving Blackhawk transactions. If the matter is reversed on appeal, our content providers (including those not subject to the litigation) may be required to pay past and future royalties or future license fees (and may rely on us for indemnification of some of those payments) which could have a material adverse effect on our business, results of operations and financial condition.

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

Our success depends in part on developing and protecting our intellectual property and other proprietary rights in our technology, including various aspects of our card activation and management platform. In addition, the Blackhawk brand, our Gift Card Mall and our other proprietary product brands such as PayPower and Reloadit are important to our business. We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality agreements to protect our intellectual property and other proprietary rights, all of which offer only limited protection. Some of our technology and other intellectual property may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

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

Settlement risk is affected by the seasonality of our business and peaks at year-end as a result of the holiday selling season. As of December 28, 2013, we estimate that we had settlement risk of $223.5 million. We are not insured against these risks. We have in the past experienced settlement losses when an intermediary service provider failed to remit payment to us. These losses over the past three fiscal years have been immaterial. Significant settlement losses resulting from the adverse financial condition of our distribution partners or intermediaries or due to other factors could have a material adverse effect on our business, results of operations and financial condition.

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

Recent and future acquisitions or investments could disrupt our business and harm our financial condition.

We acquired a gift card exchange business, Cardpool in the fourth quarter of 2011. More recently, as of November 12, 2013, we acquired substantially all of the assets and liabilities of a business-to-business card sales company called InteliSpend Prepaid Solutions, LLC and its subsidiaries, or InteliSpend, that involves corporate incentives and consumer promotions. As a result, Blackhawk Network California issues Discover-branded prepaid products and consequently has registered with FinCEN as a provider of prepaid access. For additional information, please see the risk factor titled “We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business.” Also in the fourth quarter of 2013, we acquired the stock of Retailo AG, a German company engaged in a prepaid card distribution business in Germany, Switzerland and Austria. In the future, we may pursue other acquisitions or investments that we believe will help us achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

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

If we are unable to address these difficulties and challenges or other problems encountered in connection with our acquisition of InteliSpend, Cardpool, Retailo or any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business generally.

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

We depend on a number of key personnel who have substantial experience relevant to the payments industry and our operations. All of our employees, including William Tauscher, our Chief Executive Officer, Talbott Roche, our President, and Jerry Ulrich, our Chief Financial and Administrative Officer, are at-will employees, meaning they may terminate their employment with us at any time. Consequently, our future success will depend, to a significant extent, on our ability to identify, attract and retain key personnel, namely our management team and experienced sales, marketing, technical and systems management personnel, as well as finance, legal and compliance personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area, where our principal offices are located, and we may incur significant costs to attract and retain them. In addition, we may experience difficulty assimilating our newly hired personnel and assimilating personnel from acquisition activity, which could have a material adverse effect on our business, results of operations and financial condition. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to identify, attract and retain key personnel, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations.

We currently conduct business in the United States and 20 other countries (with our international business accounting for approximately 19% of our total revenues in 2013), and an important element of our business strategy is the expansion of our business in our existing and new international markets. We are subject to a number of risks related to our foreign operations, including:

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

In addition, in certain markets, we have entered into and plan to enter into additional distribution agreements with local partners. Accordingly, our success in those markets depends in large part on the success of our commercial partners. We do not control those partners and there is no assurance that they will devote the time or resources, or have the capability, necessary to make our expansion into new markets successful.

The materialization of these risks could harm our current international operations, as well as our expansion efforts, which could in turn have a material adverse effect on our business, results of operations and financial condition.

Our headquarters and one of our two data centers are located near known earthquake fault zones and in areas of elevated wild fire danger. The occurrence of an earthquake, fire or any other catastrophic event could disrupt our operations or the operations of third parties who provide vital support functions, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Relationship with Safeway

On February 19, 2014, Safeway announced that it intended to distribute its shares of our common stock to all Safeway stockholders. On March 6, 2014, Safeway announced that it had entered into a definitive agreement to merge with Albertsons (the Merger), and that it expects to complete the Spin-Off by mid-April 2014. In connection with the completion of the Merger, it is expected that Safeway’s distribution of shares of our common stock will be taxable to Safeway and Safeway’s stockholders.

As disclosed in our preliminary information statement on Schedule 14C filed with the SEC on February 27, 2014, our board of directors approved, and, pursuant to an action taken by written consent without a meeting, Safeway, as the holder of a majority of the combined voting power of our common stock, approved, an amendment to our amended and restated certificate of incorporation to change certain provisions of our certificate of incorporation concerning a potential Spin-Off so as to be applicable whether or not the Spin-Off is intended to be tax-free to Safeway and its stockholders (the Charter Amendment). The Charter Amendment is intended to help preserve the ability of a Spin-Off to be tax-free for federal income tax purposes in the event such Spin-Off otherwise meets the applicable requirements for tax-free treatment, including in a circumstance in which Safeway does not consummate a strategic transaction involving the sale of Safeway, such as the Merger, that would prevent such tax-free treatment. Whether such a strategic transaction involving the sale of Safeway will be consummated is not expected to be known at the time of the Spin-Off.

The Charter Amendment will result in the shares of our Class B common stock distributed by Safeway to its stockholders in a Spin-Off, whether or not that Spin-Off is tax-free, no longer being convertible into shares of our Class A common stock, which means that our Class B common stock will retain 10 votes per share voting power following the Spin-Off. Following the Spin-Off, our Class B common stock will trade separately from our Class A common stock and may trade at different prices per share than our Class A common stock. We anticipate effecting the Charter Amendment by filing it with the Secretary of State of the State of Delaware on or after April 7, 2014.

Stockholders are cautioned that we do not control the timing of any Spin-Off.

Control by Safeway severely limits the ability of our other stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders.

As of December 28, 2013, Safeway owned 94.0% of our outstanding Class B common stock and 0.1% of our outstanding Class A common stock, representing 91.2% of the combined voting power of our outstanding stock and 72.2% of the economic interest in our outstanding common stock. Accordingly, as it has since the inception of Blackhawk, Safeway is able to elect our entire board of directors and to exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval, including super-majority approval, but will no longer be able to exert such influence or control through its ownership of our common stock following the Spin-Off.

Until such time as Safeway beneficially owns shares of our common stock representing less than a majority of the voting rights of our common stock (including as a result of the Spin-Off), Safeway has the ability to take stockholder action by written consent without calling a stockholder meeting and to approve amendments to our amended and restated certificate of incorporation and bylaws and to take other actions without the vote of any other stockholder, and stockholders other than Safeway are not able to affect the outcome of any stockholder vote during such time. As a result, Safeway has the ability to control all such matters affecting us, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies;

•	any determinations with respect to mergers, acquisitions and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities, including the issuance of additional equity securities;

•	corporate opportunities that may be suitable for us and Safeway, subject to the corporate opportunity provisions in our amended and restated certificate of incorporation, as described below in the risk factor titled “Our amended and restated certificate of incorporation could prevent us from benefiting from corporate opportunities that might have otherwise been available to us;”

•	determinations with respect to the enforcement of rights we may have against third parties, including with respect to intellectual property rights;

•	the payment of dividends on our common stock; and

•	the number of shares available for issuance under our stock plans for our existing and prospective employees.

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

As of March 3, 2013, Safeway controls approximately 91.4% of the voting power of our outstanding common stock. As a result, currently, we are a “controlled company” within the meaning of the NASDAQ Stock Market corporate governance standards but will no longer be a “controlled company” following the Spin-Off. Under the “controlled company” exemption to the independence requirements of the NASDAQ Stock Market, we are exempt from the rules of the NASDAQ Stock Market that require that our board of directors consist of a majority of independent directors, that our compensation committee consist solely of independent directors and that our nominating and governance committee consist solely of independent directors. The NASDAQ Stock Market requirement that our audit committee consist solely of independent directors does apply, subject to the phase-in provisions of the applicable listing requirements and the SEC’s rules. A director who is an independent member of both the Safeway board of directors and our board of directors is considered independent for this purpose.

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

Following the Spin-Off, subject to the phase-in provisions of the applicable listing requirements, we will no longer be able to rely on the “controlled company” exemptions from these corporate governance requirements.

Conflicts of interest between us and Safeway could be resolved in a manner unfavorable to us and our stockholders.

Safeway’s interests may conflict with our interests and the interests of our other stockholders. Various conflicts of interest between us and Safeway could arise. Six of our eight directors are current or former members of the board of directors or executive officers of Safeway and our chief executive officer serves on the board of directors of Safeway. Ownership interests of directors or officers of Safeway in the common stock of Blackhawk and ownership interests of our directors and officers in the common stock of Safeway, or a person’s service as either a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for Safeway and Blackhawk. These decisions could, for example, relate to:

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

Furthermore, under our administrative cooperation agreement with Safeway, we have agreed with Safeway to exchange information that had been regularly provided to the other party prior to our initial public offering, as well as information that is reasonably necessary for certain specified purposes. Until Safeway is no longer required to consolidate our results of operations and financial position (determined in accordance with generally accepted accounting principles), we have agreed to use our reasonable best efforts to use the same independent registered public accounting firm selected by Safeway, to use reasonable best efforts to timely complete our audit and to provide Safeway with all required financial and other information.

Although we are party to a tax sharing agreement with Safeway under which our tax liabilities effectively may be determined as if we were not part of any consolidated, combined or unitary tax group of Safeway and/or its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups.

Historically, we were included in Safeway’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include Safeway and/or certain of its subsidiaries for state and local income tax purposes. Under our tax sharing agreement, or TSA, which was amended and restated effective December 30, 2012, we and Safeway generally make payments to each other such that, with respect to U.S. federal income tax returns for any taxable period in which we or any of our subsidiaries are included in Safeway’s consolidated group for U.S. federal income tax purposes, the amount of taxes to be paid by us is determined, subject to certain adjustments, as if we and each of our subsidiaries included in such consolidated group filed our own consolidated federal income tax return. For state and local income tax purposes, the TSA provides that we and Safeway will generally make payments to each other such that, with respect to state and local income tax returns for any taxable period in which we or any of our subsidiaries are included in Safeway’s combined, consolidated or unitary group for state or local income tax purposes, the amount of taxes to be paid by us is determined, subject to certain limitations, by calculating the excess of any taxes shown due on any such return over the amount that would otherwise be due if the return were recalculated by excluding us and any of our included subsidiaries.

Following our initial public offering, we are no longer included in the Safeway consolidated group for U.S. federal income tax purposes and for some state and local income tax purposes. However, each member of a consolidated group for U.S. federal income tax purposes during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some other jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we were included in the Safeway consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Safeway and/or its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.

Under the TSA, we would generally be liable for, among other things, any taxes resulting from the failure of the Spin-off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any act or failure to act by us or certain transactions involving us following the Spin-Off. If neither we nor Safeway are responsible for the failure of the Spin-Off to qualify as a tax-free distribution, we would each be liable for 50% of any resulting taxes. Any such tax liability could have a material adverse effect on our business and financial position. In addition, under the TSA, upon completion of a Spin-Off intended to be tax-free to Safeway and its stockholders, the Class B common stock would retain 10 votes per share voting power, and we could not seek to change this aspect of our capital structure if it could reasonably be expected to preclude Safeway’s ability to effect a tax-free Spin-Off.

We are engaged in discussions with Safeway to amend the TSA for the purpose of accommodating a Spin-Off that may or may not be tax-free to Safeway and its stockholders. As described above under “Risks Related to Our Relationship with Safeway,” the Charter Amendment is intended to help preserve the ability of a Spin-Off to be tax-free for federal income tax purposes in the event such Spin-Off otherwise meets the applicable requirements for tax-free treatment, including in a circumstance in which Safeway does not consummate a strategic transaction involving the sale of Safeway, such as the Merger, that would prevent such tax-free treatment. Whether such a strategic transaction involving the sale of Safeway will be consummated is not expected to be known at the time of the Spin-Off. We believe that if the Spin-Off is completed by mid-April 2014 and the Spin-Off is ultimately determined to be taxable to Safeway, we may realize certain federal and state income tax benefits that are potentially material. In these circumstances, it is anticipated that the amended TSA will provide for an election pursuant to which there will be a step-up in the tax basis of Blackhawk’s assets that could generate approximately $30 million in cash tax savings per annum for Blackhawk. On a present value basis, using a 10% discount rate, over 15 years this tax savings is valued at approximately $230 million. The actual benefits realized will be dependent upon, among other things, Blackhawk generating adequate taxable income to fully utilize the deductions and the value of Blackhawk at the time of the Spin-Off. Though we might be responsible for payment of the estimated taxes associated with the distribution, pursuant to the merger agreement and the TSA, Safeway will be responsible for the corporate tax on the distribution of Blackhawk shares to Safeway shareholders in this situation. It is anticipated the amended TSA will address the manner, amount and timing of the tax payments related to the distribution. In addition, we expect the amended TSA to provide for other circumstances under which we may share tax liabilities and/or benefits with Safeway. We also expect the amended TSA to have the above-described restriction on pursuing a future charter amendment to remove the 10 votes per share voting power of the Class B Common Stock continue for an indefinite term (but in any event at least four years following the Spin-Off), with a provision that this restriction would terminate if the Spin-Off is taxable.

Stockholders are cautioned that we do not control the timing of any Spin-Off, whether a Spin-Off will or will not be taxable to Safeway and its stockholders, or the resulting tax impact on Blackhawk. Therefore no assurance can be given that we will realize any tax benefit from a Spin-Off or the amount or timing of any potential tax benefit.

If our commercial distribution agreements with Safeway expire or are renewed on less favorable terms, our business, financial conditions or results of operations could be materially and adversely affected.

Revenues generated under our distribution partner agreements with Safeway represented approximately 10.5%, 12.2% and 14.5% of our revenues during 2013, 2012 and 2011, respectively. Prior to 2013, the portion of the commissions that we retained pursuant to these agreements was higher than the portion of commissions that we retained pursuant to our other distribution partner agreements and reflected additional services that we provided to Safeway compared to other distribution partners. Effective December 30, 2012, our distribution partner agreements with Safeway were amended to, among other things, extend the term to December 31, 2017 (which was further extended to December 31, 2019 in February 2014) and increase the share of commissions paid to Safeway. The term of these agreements are subject to earlier termination in the event of material breach, insolvency, operational failure of the Blackhawk information technology network or changes to the Blackhawk distribution program that have a material adverse effect on Safeway. The agreements automatically renew for successive five-year terms unless either party elects not to renew the agreements at least 12 months in advance of renewal. There can be no assurance that the agreements will continue to be renewed or, if so, that Safeway will agree to renew the agreements on existing terms. The expiration or termination of these agreements or renewal on less favorable terms to us could have a material and adverse effect on our business, financial condition or results of operations. Please see the risk factor titled “Our operating revenues may decline if we lose one or more of our top distribution partners, fail to maintain existing relationships with our distribution partners or fail to attract new distribution partners to our network, or if the financial performance of our distribution partners’ businesses declines.”

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

Beneficial ownership of at least 80% of the total voting power and 80% of each class of nonvoting capital stock, if any, is required in order for Safeway to effect a tax-free Spin-Off of Blackhawk or certain other tax-free transactions. For the immediate future and, until such Spin-Off occurs, Safeway intends to use its majority voting interest to cause Blackhawk to retain the ability to engage in such a transaction. In order to maintain such an ability, Safeway may prevent us from issuing stock or other securities for capital raising purposes, as consideration for an acquisition or as equity incentives to our employees, which could cause us to forego capital raising or acquisition opportunities that would otherwise be available to us and may restrict our ability to incentivize our employees, thus potentially limiting our growth.

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

If Safeway were to become insolvent, the return of the cash balances, if at all, could be delayed pending resolution of bankruptcy proceedings. If the return of our overnight cash balances is delayed or prevented, we may have insufficient cash to satisfy our obligations and operate our business. As a result, any such event could adversely affect our reputation and operating revenues. In 2013, the average and largest outstanding principal amounts of cash advances to Safeway were $42.9 million and $595.0 million, respectively.

Similarly, the ability of Safeway to provide other services contemplated by the cash management and treasury services agreement, including the ability of Safeway to fund certain of our short-term working capital requirements or provide other forms of credit, are dependent on Safeway’s ability to perform its financial obligations thereunder. If Safeway is unable to comply with its obligations, we may not be able to find alternative sources of credit support to meet our short-term working capital and credit support requirements, either on acceptable terms or at all, which could have an adverse effect on our results of operations and financial condition. In 2013, the largest outstanding principal amount of our note payable to Safeway was $165.0 million. In addition, in the promissory notes issued to Safeway we also covenant not to incur any liens on our assets without Safeway’s prior consent, which covenant could materially constrain our ability to obtain third party financing in the future while amounts are outstanding to Safeway.

In connection with the Spin-Off, the cash management and treasury services agreement with Safeway will be terminated as a condition to entering into a new credit facility currently being negotiated with a group of commercial lenders. Please see “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

The distribution of our shares by Safeway could depress our Class A common stock price.

As described above under “Risks Related to Our Relationship with Safeway,” the Charter Amendment will result in the shares of our Class B common stock distributed by Safeway to its stockholders in a Spin-Off, whether or not that Spin-Off is tax-free, no longer being convertible into shares of our Class A common stock, which means that our Class B common stock will retain 10 votes per share voting power following the Spin-Off. Following the Spin-Off, our Class B common stock will trade separately from our Class A Common Stock and may trade at different prices per share than our Class A common stock.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock and limiting the ability of holders of our Class A common stock to influence corporate matters.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our Class B common stock will retain 10 votes per share voting power following the Spin-Off. As of December 28, 2013, holders of our Class B common stock beneficially owned shares representing 97.1% of the voting power of our outstanding capital stock. Due to the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock, and currently such voting control is concentrated with Safeway. This concentrated control very significantly limits the ability of holders of Class A common stock to influence corporate matters, and, as a result, the market price of our Class A common stock could be materially and adversely affected and may trade at a different price per share than our Class B common stock following the Spin-Off.

The market prices of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our Class A common stock and, following the Spin-Off, our Class B common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Since the Offering through March 3, 2014, the market price of our Class A common stock has fluctuated from a low of $20.25 per share to a high of $29.73 per share. Factors that may contribute to fluctuations in the market prices of our common stock include:

•	failure to sustain an active, liquid trading market for our shares;

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	sales of our capital stock by our directors or executive officers or the distribution of our capital stock by Safeway in the Spin-Off;

•	actions by or changes in our relationship with Safeway (see “Risks Related to Our Relationship with Safeway” above);

•	the gain or loss of significant distribution partners or content providers;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic alliances;

•	litigation involving us, our industry or both;

•	additions or departures of key personnel;

•	regulatory developments in the United States and/or foreign countries;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

The existence of multiple classes of common stock may negatively impact the value and liquidity of our Class A common stock.

The holders of Class B common stock are entitled to 10 votes per share, and the holders of our Class A common stock are entitled to one vote per share. Our Class B common stock will retain 10 votes per share voting power following the Spin-Off. The difference in the voting rights of our Class A and Class B common stock could harm the value of the Class A common stock to the extent that any current or future investor in our common stock ascribes value to the rights of the holders of our Class B common stock to 10 votes per share. In addition, following the Spin-Off, shares of Class B common stock will no longer be convertible into shares of Class A common stock. In connection with the Spin-Off, our Class B common will be stock listed on the NASDAQ Global Select Market. The existence of multiple classes of common stock could result in less liquidity for our Class A common stock and could depress the price of our Class A common stock.

We incur significant costs as a public company and laws and regulations applicable to public companies may divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. The rules and regulations associated with being a public company also may make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept constraints on policy limits and coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are required to assess our internal control over financial reporting on an annual basis and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on the market prices of our common stock.

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

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We cannot provide any guarantee that there will not be material weaknesses and significant deficiencies in our internal controls. If our internal control over financial reporting is not effective, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations and lose investor confidence in the accuracy and completeness of our financial reports, which would cause the prices of our common stock to decline. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NASDAQ Global Select Market, regulatory investigations, civil or criminal sanctions and class action litigation.

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

Our anti-takeover provisions may delay or prevent a change of control, which could adversely affect the prices of our common stock.

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

Certain anti-takeover provisions under Delaware law also apply to our company. After Safeway ceases to own 15% of our voting stock (including as a result of the Spin-Off), we will be subject to Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Furthermore, our amended and restated certificate of incorporation specifies that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

Future sales of our common stock in the public market could cause our share price to fall.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market prices of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 3, 2014, we had 12,338,433 shares of Class A common stock outstanding and 40,188,037 shares of Class B common stock outstanding.

The holders of approximately 76.5% of our outstanding common stock based on shares outstanding as of March 3, 2014, including Safeway, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a stockholders’ agreement. In addition, upon exercise of outstanding stock options, stock appreciation rights and restricted stock units by our employees, our employees will be entitled to rights with respect to registration of the Class B common stock acquired on exercise of such equity awards, as well as shares of Class B common stock held by our employees that are currently subject to repurchase rights and will become eligible for registration when such repurchase rights lapse. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market prices for our common stock. If we file a registration statement for the purposes of selling additional shares of Class A common stock to raise capital, and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. In addition, we have filed a registration statement on Form S-8 under the Securities Act to register 7,928,768 shares of common stock for issuance under our 2006 Plan, 2007 Plan and 2013 Equity Incentive Award Plan and 2,000,000 shares of Class A common stock for issuance under our 2013 Employee Stock Purchase Plan. Upon issuance and once vested, these shares can be freely sold in the public market pursuant to the applicable plan and/or the agreements for the equity awards entered into with holders of such equity awards.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	PROPERTIES

Our principal executive offices are located in Pleasanton, California, in an approximately 149,000-square-foot commercial office building subleased from Safeway, for which the sublease expires on the earlier of April 30, 2017 or, if earlier, the date on which the master lease between Safeway and Safeway’s lessor terminates. We currently lease approximately 93,000 square feet of this building and are scheduled to occupy substantially all of the remaining portions of the building over the next few years. In addition, our ability to exercise our option to occupy the remaining portions of the building or extend our sublease for this facility is contingent on Safeway owning at least 51% of our common stock then outstanding. We are currently negotiating an amendment that will allow us to exercise this option irrespective of the Spin-Off.

We also maintain leased offices in Phoenix, Arizona; Denver, Colorado; Reno, Nevada; Wall, New Jersey; Fenton, Missouri and other small local sales or support office locations in the United States. Internationally, we have primary offices in leased facilities in Toronto, Mexico City, London, Sydney, Cologne and Melbourne and have leased a facility for a near-shore call center in San Salvador, El Salvador. We operate our data centers in co-location facilities provided by third parties in Santa Clara, California and Kent, Washington. We believe that our existing facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of business, including the matters described below. Although the outcome of any pending matters, including the matters described below, and the amount, if any, of our ultimate liability and any other forms of remedies with respect to these matters, cannot be determined or predicted with certainty, we currently do not believe that it is probable that the resolution of these matters would have a material adverse effect on our business, results of operations or financial condition.

We have been the subject of other claims and litigation in the past, and could be the subject of additional litigation and regulatory or judicial proceedings or investigations in the future.

Our industry has seen an increase in patent litigation in recent years, as there are a wide array of patents and pending patent applications related to the technologies used in the prepaid industry. As a result, third parties have asserted patent infringement claims against many participants in the prepaid industry. One example is a matter being prosecuted against a number of our content providers: Alexsam, Inc. v. Best Buy Co., Inc. et al, filed in the United States District Court for the Eastern District of Texas in March 2010, alleging patent infringement in connection with activation of prepaid cards. Alexsam was successful in other patent litigation in 2011. The defendants in our case have denied the claims and vigorously defended the infringement allegations. The trial court in the initial consolidated trial upheld the validity and enforceability of the Alexsam patents in late April 2013 and early May 2013. Separate infringement trials started in May 2013. The first litigation was settled in May 2013, and the next two trials resulted in non-infringement verdicts in June 2013. The remaining four cases were dismissed with prejudice, with no right of appeal. Alexsam has preserved its ability to appeal one case relating to subject matter involving Blackhawk transactions. If the matter is reversed on appeal, our content providers (including those not subject to the litigation) may be required to pay past and future royalties or future license fees (and may rely on us for indemnification of some of those payments) which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Our Class A Common Stock

Our Class A common stock has traded on the NASDAQ Global Select Market under the symbol “HAWK” since April 19, 2013. Our Offering was priced at $23.00 per share on April 18, 2013. Prior to that date, there was no public trading market for our common stock.

Following the Spin-Off, our Class B common stock will trade separately from our Class A common stock and may trade at different prices per share than our Class A common stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our Class A common stock as reported on the NASDAQ.

	High	Low
Fiscal Year Ended December 28, 2013
Quarter ended June 15, 2013 (beginning April 19, 2013)	$27.23	$23.05
Quarter ended September 7, 2013	$26.60	$21.37
Quarter ended December 28, 2013	$26.18	$20.25

On March 3, 2014, the closing price per share of our common stock as reported on the NASDAQ was $24.72 per share.

Stockholders

As of March 3, 2014, there were approximately 23 holders of record of our Class A common stock and approximately 479 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We paid no dividends to stockholders in 2009, 2010 and 2011. On December 14, 2012, our board of directors declared a one-time extraordinary cash dividend of $1.369 per common share (approximately $70 million in the aggregate) for stockholders of record as of December 18, 2012 and which was paid on December 21, 2012. Up to an additional $0.5 million in the aggregate will be payable in future periods with respect to restricted stock awards and restricted stock units outstanding but unvested at December 18, 2012. See Note 7—Capital Stock in the notes to our consolidated financial statements.

We have no present intention to pay future cash dividends on our common stock. Any determination to pay dividends to holders of our common stock in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as the board of directors deems relevant.

Equity Compensation Plan Information

For equity compensation plan information refer to Item 12 in Part III of this Annual Report.

Performance Graph

The following graph shows a comparison from April 19, 2013 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 28, 2013 of the total cumulative return of our Class A common stock with the total cumulative return of the NASDAQ Composite Index (the NASDAQ Composite), and the NASDAQ Other Finance Index (NASDAQ Other Finance). The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $26.01 on April 19, 2013 and in the NASDAQ Composite and NASDAQ Other Finance. Data for the NASDAQ Composite and NASDAQ Other Finance assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

From September 8, 2013 through December 28, 2013, we and our affiliated purchasers repurchased 5,117 shares of our Class A common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial data and other operational and financial data for the periods ended on or as of the dates indicated. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. The selected consolidated financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the financial statements and related notes included elsewhere in this Annual Report. Our historical results are not necessarily indicative of our future results.

We use a 52- or 53-week fiscal year ending on the Saturday closest to December 31, and our fiscal quarters consist of three 12-week periods and one 16- or 17-week period. The fiscal years presented in the tables below consist of the 52-week periods ended December 28, 2013, or 2013, and December 29, 2012, or 2012, December 31, 2011, or 2011, January 1, 2011, or 2010, and January 2, 2010, or 2009. As used in this Annual Report italicized terms reference line items appearing in our consolidated financial statements.

We derived the statement of operations data for 2013, 2012 and 2011 and the balance sheet data for 2013 and 2012 from our audited consolidated financial statements included elsewhere in this Annual Report. We derived the statement of operations data for 2010 and 2009 (which we adjusted for the reclassification of Business acquisition expense (benefit) and amortization of acquisition intangibles) and our balance sheet data for 2011, 2010 and 2009 from our audited financial statements not included in this Annual Report.

	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF INCOME DATA:
OPERATING REVENUES:
Commissions and fees	$904,796	$786,552	$639,633	$499,260	$419,086
Program, interchange, marketing and other fees(1)	141,735	103,432	87,551	64,611	70,225
Product sales	91,557	69,085	24,622	13,858	14,682

Total operating revenues	1,138,088	959,069	751,806	577,729	503,993
OPERATING EXPENSES:
Distribution partner commissions	597,437	510,789	410,781	315,087	266,254
Processing and services	157,868	137,105	117,263	95,694	81,303
Sales and marketing (2) (3)	171,569	129,285	101,581	84,131	69,472
Costs of products sold	86,357	66,265	22,567	12,167	13,502
General and administrative	50,830	41,370	38,901	33,618	24,113
Business acquisition expense (benefit) and amortization of acquisition intangibles (4) (5)	(9,280)	(2,550)	591	67	67

Total operating expenses	1,054,781	882,264	691,684	540,764	454,711
OPERATING INCOME (1) (2) (3) (4) (5)	83,307	76,805	60,122	36,965	49,282
OTHER INCOME (EXPENSE):
Interest income and other income, net	241	1,297	1,536	789	1,507
Interest expense	—	(11)	(5)	(70)	—

INCOME BEFORE INCOME TAX EXPENSE	83,548	78,091	61,653	37,684	50,789
INCOME TAX EXPENSE	29,862	30,199	25,154	18,496	24,032

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	53,686	47,892	36,499	19,188	26,757
Add: Net loss attributable to non-controlling interests (net of tax)	418	273	—	—	—

NET INCOME ATTRIBUTABLE TO BLACKHAWK (1) (2) (3) (4) (5)	$54,104	$48,165	$36,499	$19,188	$26,757

EARNINGS PER SHARE:
Basic	$1.04	$0.93	$0.71	$0.38	$0.53
Diluted	$1.02	$0.93	$0.70	$0.37	$0.52
Weighted average shares outstanding—basic	51,164	50,045	50,225	50,615	50,583
Weighted average shares outstanding—diluted	52,402	50,045	50,877	50,998	50,773

	As of Year-End
	2013	2012	2011	2010	2009
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA (2):
Cash, cash equivalents and restricted cash (5) (6) (7) (12)	$550,380	$181,633	$162,642	$70,454	$46,118
Overnight cash advances to Parent (6) (8)	—	495,000	598,157	504,000	541,000
Settlement receivables (6) (9)	813,448	510,853	249,028	179,221	146,000
Total assets (5) (6)	1,981,094	1,533,711	1,301,301	973,690	909,808
Settlement payables (6) (9)	1,484,047	1,231,429	990,436	767,898	686,485
Notes payable to Parent	—	—	17,915	10,568	56,486
Warrant and common stock liabilities (10)	—	26,675	24,943	22,801	16,528
Total liabilities (6)	1,752,930	1,436,064	1,186,434	897,754	856,126
Redeemable equity (11)	—	34,997	30,112	26,632	21,913
Total stockholders’ equity (2) (3) (10) (11) (12)	228,164	62,650	84,755	49,304	31,769

(1)	In 2011 and 2009, we entered into contract amendments with two of our issuing banks that substituted or adjusted a program management fee for monthly card fees on our proprietary Visa gift cards. Under GAAP, we recognized as revenue fees of $4.4 million in 2011 and $23.4 million in 2009 when we entered into these amendments. A portion of the fees recognized in 2009 and 2011 related to cards sold in earlier years.
(2)	In 2013, our Offering terminated the put and call rights for two equity awards issued to distribution partners, which eliminated the performance conditions. We expensed the remaining unamortized fair value of $6.0 million in Sales and marketing expense with an offsetting increase to Additional paid-in capital. See Note 9—Equity Awards Issued to Distribution Partners in the notes to our consolidated financial statements.
(3)	In 2013, we issued fully vested warrants to two distribution partners that contained no performance or service conditions. We recorded the initial measurement of the fair value of the instruments of $22.3 million in Additional paid-in capital with an offset to Intangible assets. Amortization expense related to these warrants, recorded in Sales and marketing expense, totaled $3.0 million in 2013. See Note 9—Equity Awards Issued to Distribution Partners in the notes to our consolidated financial statements.
(4)	In 2013 and 2012, we recorded mark-to-market decreases of $14.7 million and $3.0 million, respectively, in the estimated fair value of our Cardpool contingent consideration liability. We recognized the decrease in this liability as a benefit to our consolidated statements of income in Business acquisition expense (benefit) and amortization of acquisition intangibles. See Note 2—Fair Value Measurements in the notes to our consolidated financial statements.
(5)	In 2013, we completed our acquisitions of Retailo and InteliSpend. We paid $166.5 million in cash, partially offset by $46.8 million of cash received and trading securities sold for cash. We also recorded goodwill and intangible assets of $171.0 million and liabilities of $79.3 million. Amortization expense related to these intangible assets totaled $2.9 million in 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows from Financing Activities” and Note 5—Business Acquisitions in the notes to our consolidated financial statements.
(6)	A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. The timing of December holiday sales, cash inflows from our distribution partners and cash outflows to our content providers results in significant but temporary increases in our Cash, cash equivalents and restricted cash, Overnight cash advances to Parent, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal period end balances. For additional information about the effects of seasonality on our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations and Seasonality.”

(7)	Includes $0.0 million, $9.0 million, $9.0 million, $8.8 million and $8.7 million of restricted cash at year-end 2013, 2012, 2011, 2010 and 2009, respectively. We maintained this cash balance in an escrow account in accordance with a stock purchase agreement with one of our distribution partners. After our Offering, this cash became unrestricted and was reclassified to Cash and cash equivalents.
(8)	Overnight cash advances to Parent represent cash amounts that are borrowed from us by Safeway and invested by it on an overnight basis for our benefit.
(9)	Settlement receivables represent the amounts due from our distribution partners for funds collected at the point of sale related to any of our prepaid products. Settlement payables represent the amounts that are due to our content providers or issuing banks.
(10)	Warrant and common stock liabilities represent the potential cash settlement obligation to certain distribution partners under put rights for equity instruments they hold. These put rights terminated upon our Offering, and we reclassified such amounts to Additional paid-in capital. For additional information about the balance sheet classification of such rights, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Equity Instruments Issued to Distribution Partners.”
(11)	Redeemable Equity represents the redemptive value for equity instruments issued to employees and a distribution partner that contained provisions requiring us, at the option of the holder, to repurchase the instrument. We adjusted the redemption value of redeemable equity from Stockholders’ equity. Our Offering terminated these rights, and we reclassified redeemable equity to Stockholders’ equity.
(12)	On December 14, 2012, our Board declared a one-time extraordinary cash dividend of $1.369 per common share for stockholders of record as of December 18, 2012, and we paid $69.9 million related to this dividend on December 21, 2012.

For further discussion of items (1) through (5), please see the “Reconciliation of Non-GAAP Measures” table as well as the discussion of Adjusted operating revenues, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Statistics”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected consolidated financial data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk factors” and “Special note regarding Forward-Looking statements” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Blackhawk is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 20 other countries. Our extensive prepaid network provides significant benefits to our key constituents: consumers who purchase or receive the products and services we offer; content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services; distribution partners who sell those products; and business partners that distribute our products as incentives or rewards. For consumers, we provide convenience by offering a broad variety of quality brands and content through retail and online distribution locations or through loyalty, incentive and reward programs offered by our business customers. For our content providers, we drive incremental sales by providing access to millions of consumers and creating new customer relationships. For our retail distribution partners, we provide a significant, high-growth and highly productive product category that drives incremental store traffic and customer loyalty. And for our business partners, we provide a wide array of prepaid products to enhance their customer incentives and employee rewards programs. Our technology platform allows us to efficiently and seamlessly connect our network participants and offer new products and services as payment technologies evolve. We believe the breadth of our distribution network and product content, combined with our consumer reach and technology platform, creates powerful network effects that enhance value for our constituents and drive growth in our business.

We are one of the largest third-party distributors of gift cards in the world based on the total value of funds loaded on the cards we distribute, which we refer to as load value. Our retail network connects to more than 650 content providers and over 180,000 active retail distribution locations, providing access to tens of millions consumer visits per week, which we increased through our 2013 acquisition of Retailo AG and its subsidiaries (collectively, Retailo), a leading third-party gift card distribution network in Germany, Austria and Switzerland. In addition, we sell physical and electronic gift cards to consumers through both leading online distributors and our website, GiftCardMall.com. Through our acquisition of InteliSpend Prepaid Solutions, LLC (InteliSpend) in 2013, we also distribute prepaid products through approximately 2,000 business partners for their incentives, rewards and loyalty programs. In 2013, we processed a total load value of $9.9 billion and over 240 million load transactions.

Our product offerings include gift cards, prepaid telecom products and prepaid financial services products (including general purpose reloadable, or GPR, cards and our reload network). We offer gift cards from leading consumer brands such as Amazon.com, Applebee’s, iTunes, Lowe’s, Macy’s and Starbucks and from leading network card associations such as American Express, Discover, MasterCard and Visa. We also distribute prepaid telecom products offered by leading prepaid wireless telecom brands. In addition, we distribute GPR cards provided by Green Dot and NetSpend, the industry leaders in this product category, as well as PayPower, our own GPR card. Reloadit, our proprietary reload network, allows consumers to reload funds onto certain of their previously purchased GPR cards. We also offer innovative prepaid solutions including functionality and connectivity for digital wallet products within the rapidly growing digital payments space as well as an online gift card exchange called Cardpool.

We distribute our products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers. Grocery is our largest channel and enjoys a high volume of frequent visits from all consumer demographics. Our distribution network includes nine of the top ten, and approximately 90% of the aggregate grocery store locations operated by the top 50, conventional grocery retailers in the United States and Canada as reported by Supermarket News on January 13, 2014. These grocery retailers include Ahold, Kroger, Loblaws, Publix and Safeway. We also distribute our products in specialty retailers such as Bed Bath & Beyond, Lowe’s and Staples, in convenience stores such as QuikTrip and Wawa and in other retailers such as JCPenney and Kohl’s. In addition to the United States, we distribute our products in 20 other countries, including Canada, the United Kingdom, Germany and Australia. We have recently expanded into Brazil, South Korea and South Africa. Our international network includes leading retailers such as Albert Heijn, Carrefour, Loblaws, Morrisons, Tesco and Woolworths. Our international business accounted for approximately 19% of our total operating revenues in 2013.

We have experienced continued growth in revenues and operating results, reflecting our increased number of distribution points, our expanded product and service offerings, the growth in our consumer base and our continued focus on enhancing the value of our network for all participants. From 2011 to 2013, we increased our:

•	Operating revenues from $751.8 million to $1.1 billion, representing a CAGR of 23%;

•	Adjusted operating revenues from $337.5 million to $540.7 million, representing a CAGR of 27%;

•	Adjusted EBITDA from $78.1 million to $114.2 million, representing a CAGR of 21%;

•	Net income from $36.5 million to $54.1 million, representing a CAGR of 22%; and

•	Adjusted net income from $38.9 million to $57.8 million, representing a CAGR of 22%.

In addition, from 2011 to 2013 we increased load value from $6.9 billion to $9.9 billion, selling store count from approximately 75,800 to approximately 181,700 and the number of content providers from approximately 500 to approximately 675.

For definitions of Adjusted operating revenues, EBITDA, Adjusted EBITDA and Adjusted net income and related reconciliations to net income or the most appropriate corresponding GAAP measure, please see “Key Operating Statistics.”

Description of Our Revenues

Commissions and Fees—Commissions and fees consist of content provider commissions, consumer purchase fees, GPR load and reload fees and other transaction-based commissions. We account for total commissions and fees as revenues. The portion of commissions and fees that we pay to our distribution partners is accounted for as Distribution partner commissions in operating expenses.

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

•

Purchase Fees—We generate a portion of our revenue from fees related to open loop gift cards, including our proprietary Visa gift card, American Express and MasterCard network-branded gift cards and GPR cards provided by Green Dot and NetSpend, the industry leaders in this product category, as well as PayPower, our own GPR card. The consumer pays a purchase fee upon activation of a network-branded card or the initial load to the GPR cards. These purchase fees vary based on the type of card purchased and the dollar amount of the load transaction. We serve as the program manager, in conjunction with the issuing banks, for our proprietary Visa gift card and PayPower GPR card and have ongoing customer service obligations after card activation. We recognize revenue for our proprietary Visa gift card purchase fee ratably in proportion to the historical redemption patterns of the card portfolio over the estimated life of the card (currently 12 months), which presently results in the recognition of approximately 90% of the purchase fee within four months of card activation. We recognize the initial load fee on the PayPower GPR card on a straight-line basis over the estimated life of the card (currently four months). For the American Express and MasterCard network-branded gift cards and the Green Dot and NetSpend branded GPR cards, we receive a contractual percentage of the consumer purchase fee, which is recognized as revenue at the time of card activation as we have no future customer service obligations.

•	Reload Fees—The consumer pays a purchase fee and we earn the fee when consumers reload funds onto their PayPower GPR card or another GPR card through our Reloadit network. Revenue is recognized when the reload is processed.

•	Incentive Program Fees—We receive fees from our business partners for the activation of incentive cards and the overall management of our incentives and rewards business. Incentive cards include Visa and MasterCard network-branded cards, for which we serve as program manager in conjunction with issuing banks, and Discover network-branded cards that we issue. We defer initial program fees for incentive cards ratably over the estimated card life for single use cards (currently nine months) and on a straight-line basis for reloadable cards (currently 24 months), and we recognize fees for reloading cards when the reload is processed. We may grant price concessions to certain business partners for the purchase of incentive cards. Such concessions are presented as a reduction of Commissions and fees revenue. If such concessions exceed the revenues received from the business partner, we present the net amounts in Operating expenses in Distribution partner commissions

•	Merchant Commissions—Certain open-loop incentive cards are redeemable only at certain merchants utilizing our proprietary restricted authorization network technology. We receive commissions from such merchants based on a contractual percentage of the amount redeemed. Revenue is recognized when the cardholders make purchases.

•	Transaction-Based and Other Fees—We receive transaction-based fees from certain telecom partners related to the use of our proprietary network. These fees vary with usage or volumes and are recognized at the time our network is accessed. We also receive fees for certain services related to our local, regional and sports team card programs such as balance tracking, customer service calls and financial settlement. Revenue is recognized in the period the services are performed.

Program, Interchange, Marketing and Other Fees—Program, interchange, marketing and other fees consist of post-activation program management fees, settlement network interchange fees, marketing revenues from our content providers, account service fees, fund expiration fees, fund expiration revenues and other fees.

•	Post-Activation Program Management Fees—We receive a program management fee from certain of our issuing banks related to our proprietary Visa gift card. This fee is based on a contractually stated percentage of load value and represents a portion of our compensation for the overall management and customer support of our proprietary Visa gift card program. The fees are deferred and recognized over the estimated life of the card in proportion to historical redemption patterns. The fee percentage is subject to quarterly renegotiation and may be adjusted based on recent changes in the underlying redemption patterns, escheat obligations, regulations and other factors that change the underlying economics of the card portfolio.

•	Interchange Fees—We earn payment network fees related to the cardholder’s usage of our proprietary Visa gift, PayPower GPR and open loop incentive cards. Merchants are charged at varying rates established by Visa, MasterCard and Discover. These fees are contractually passed through to us by the issuing banks net of any fees paid to Visa or MasterCard, or paid directly to us by Discover for the cards that we issue. We recognize revenues when cardholders make purchases.

•	Marketing Revenue—We receive funds from our content providers to promote their prepaid cards throughout our retail distribution partner network. We generally recognize revenue ratably over the period of the related marketing campaign.

•	Account Service Fees—We earn a monthly fee and other transaction-based service fees on the PayPower GPR card and earn monthly fees for certain Visa gift and incentive cards, which we charge only after a predetermined amount of time has transpired since card activation. These consumer-paid service fees are collected by reducing card balances and are recognized as revenue at the time the card balance is reduced.

•	Fund Expiration Revenue—We serve as issuer of Discover network-branded incentive cards and present the cardholder liability in Consumer and Customer Deposits in our consolidated balance sheets. When funds expire, we recognize revenue and derecognize the liability.

•	Fund Expiration Fees—We receive fees from our issuing banks for certain Visa gift and Visa and MasterCard incentive cards, based on a contractual percentage of the unredeemed funds when the funds expire. We recognize revenue when the funds expire.

•	Other Fees—In some instances, we may receive a portion of other fees such as account maintenance, interchange or referral fees for open loop cards and GPR cards other than our proprietary Visa gift card and PayPower GPR card. We also receive fees related to Safeway-branded gift cards and local, regional and sports team card programs. Typically, these fees are recognized when earned. For one open loop content provider, we receive a fee, under deferred payment terms, based on a percentage of load value and pay the content provider a fee (a portion of which is also under deferred payment terms) for meeting certain activation targets. We recognize the net amount of these fees upon activation.

Product Sales—Product sales consist of our card production sales, secondary card market sales and telecom handset sales.

•	Card Production—We provide card design, development and third-party production services for certain content providers that are separate from the standard content provider contract. We outsource the physical card production to a third party and charge the content provider actual cost plus a margin for managing this process. Revenue is recognized when the cards are received by our content providers, at our distribution partners’ locations or by us at our third-party warehouse.

•	Secondary Card Market—We generate revenue through our wholly owned subsidiary, Cardpool, by acquiring previously owned closed loop gift cards at a discount from the remaining value on the card and then selling them at a mark-up over our costs (but still at a discount to the value on the card) to consumers. Revenue is recognized when the cards are delivered to the purchaser.

•	Telecom Handsets—We earn revenue from the sale of telecom handsets to our distribution partners to facilitate and supplement the sale of our prepaid telecom content providers’ airtime cards. Revenue is generally recognized upon handset shipment to or receipt by the distribution partner based upon the shipping terms, net of estimated returns. We may grant price discounts to distribution partners to increase sales of the distribution partners’ remaining inventory, which we recognize as a reduction of revenue.

Description of Our Expenses

Distribution Partner Commissions—Distribution partner commissions represent the amounts paid to members of our distribution partner network for their distribution services related to our content providers’ cards and our proprietary Visa gift card and PayPower GPR card. We compensate our distribution partners by paying them a negotiated share of the commission we receive from our content providers or the consumer purchase fee associated with open loop cards. The percentage shared is generally fixed, but may vary based on annual load value per store location. We recognize pricing concessions in excess of revenue from incentive business partners in Distribution partner commission expense. Distribution partner commission expense is recognized upon card activation, except for Visa gift, PayPower GPR and incentive cards where commission expense is capitalized and then amortized based on the same redemption pattern as the related revenue.

Processing and Services—Processing and services costs are the direct costs of generating commissions and fees, and program, interchange, marketing and other fees and include costs of development, integration, maintenance, depreciation and amortization of technology platforms and related hardware; card distribution, fulfillment, merchandising and fixture display amortization; card production for our Visa gift, PayPower GPR and incentive cards and certain other content providers’ cards, data communication costs, customer support services, third-party processing, data center facilities costs and compensation costs for processing and services personnel. These costs are expensed as incurred. However, for the Visa gift, incentive and PayPower GPR cards, card production costs and upfront transaction processing fees are capitalized and expensed based on the same redemption pattern as the related revenue. We also incur significant costs to develop new technology platforms and to add functionality to our existing technology platforms. Those costs are capitalized and included in Property, equipment and technology, net and amortized to Processing and services expense over the project’s estimated useful life, which is typically five years. Some costs related to operating our technology platform, including certain technology personnel costs and the cost of our in-store displays and merchandising, are fixed in nature, not increasing directly with increasing prepaid product sales, but certain costs will increase based on general growth of our business.

Sales and Marketing—We incur costs, both discretionary and contractual, in the form of marketing allowances, direct advertising campaigns, general marketing and trade promotions to promote content providers’ prepaid cards and our Visa gift card and PayPower GPR card at our distribution partner locations. Sales and marketing expenses consist of program marketing and advertising costs, distribution partner program development expenses, compensation and travel costs for marketing and sales personnel, communication costs, mark-to-market charges and intangible amortization expense resulting from equity instruments issued to certain distribution partners, facilities costs and outside consulting fees. Additionally, sales and marketing expense includes additional compensation to certain distribution partners for the sale of certain prepaid products, for which the Company earns revenues included in Program, interchange, marketing and other fees. Program development expenses are generally contractually fixed and do not increase based on volume of prepaid product sales. Other sales and marketing costs do not vary directly with the volume of prepaid product sales, but certain costs will increase based on general growth of our business.

Costs of Products Sold—Costs of products sold include the direct costs of card production efforts, the costs to acquire previously issued prepaid cards and other direct costs related to our Cardpool secondary gift card market business and costs to acquire telecom handsets. We may receive pricing concessions from our telecom handset vendors to increase sales of remaining inventory at distribution partners, which we recognize as a reduction of expense and pass onto our distribution partners as a reduction of revenue. Most costs of products sold are variable based on the volume of product sales.

General and Administrative—General and administrative expenses include compensation and benefits for administrative staff, facilities costs, telecommunications costs and professional service fees. These costs do not vary directly with the volume of prepaid product sales, but certain costs will increase based on general growth of our business. General and administrative expenses may also include bad debt and legal expenses, which may cause significant fluctuations from period to period.

Business acquisition expense (benefit) and amortization of acquisition intangibles— Business acquisition expense (benefit) and amortization of acquisition intangibles includes the change in the estimated fair value of the Cardpool contingent consideration liability, amortization of intangible assets acquired in a business acquisition and acquisition-related costs, such as legal, tax, audit and valuation services.

Key Operating Statistics

The following table sets forth key operating statistics that directly affected our financial performance for the years ended 2013, 2012 and 2011.

	2013	2012	2011
	(in thousands, except percentages, average load transaction value and selling stores)
Load value	$9,914,403	$8,474,285	$6,914,373
Commissions and fees as a % of load value	9.1%	9.3%	9.3%
Distribution partner commissions paid as a % of commissions and fees	66.0%	64.9%	64.2%
Number of load transactions	241,801	216,214	184,245
Average load transaction value	$41.00	$39.19	$37.53
Selling stores	181,700	100,700	75,800
Adjusted operating revenues(1)	$540,651	$448,280	$337,512
Adjusted EBITDA(1)	$114,168	$99,702	$78,109
Adjusted EBITDA margin(1)	21.1%	22.2%	23.1%
Adjusted net income(1)	$57,777	$50,610	$38,920
Adjusted diluted earnings per share(1)	$1.09	$0.98	$0.75

(1)	Our Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. These measures, however, should be considered in addition to, and not as a substitute for or superior to, operating revenues, operating income, operating margin, cash flows, or other measures of the financial performance prepared in accordance with GAAP.

Load Value—Represents the total dollar amount of value loaded onto any of our prepaid products during the period. The dollar amount and volume of card sales directly affect the amount of our revenues and direct costs. We measure and monitor Load value by distribution partner channel and content provider program. The significant growth in Load value over the past two years has been driven by increased consumer use of prepaid products, partly in response to distribution partner loyalty and incentive programs, expansion of product content and services we offer and expansion of Selling stores in our distribution partner network in the United States and internationally.

Commissions and Fees as a Percentage of Load Value—Represents the total amount of Commissions and fees recognized during the period as a percentage of Load value for the same period. Commissions as a percentage of load value is generally higher for closed loop and telecom products than the purchase, load and incentive program fees as a percentage of load value for open loop, financial services and incentive products. As a result, overall Commissions and fees as a percentage of load value is directly affected by the mix of Load value among our product offerings. This metric helps us understand and manage overall margins from our product offerings.

Distribution Partner Commissions Paid as a Percentage of Commissions and Fees—Represents Distribution partner commissions expense divided by Commissions and fees revenue during the period. This metric represents the expense recognized for the share of content provider commissions and purchase or load fees we pay to our distribution partners as a percentage of total Commissions and fees revenue recognized during the period. Distribution partner commission share percentages are individually negotiated with our distribution partners and are independent of the commission rates negotiated between us and our content providers. The distribution partner commissions paid percentage is affected by changes in the proportion of Load value and resulting Commissions and fees revenue between distribution partners with differing share percentages.

Number of Load Transactions—Represents the total number of load transactions (including reloads) for all of our prepaid products during the period.

Average Load Transaction Value—Represents Load value divided by the Number of load transactions during the period.

Selling Stores—Represents the approximate number of retail store locations selling one or more of our cards during the latest fiscal quarter within the period.

We regard Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share as useful measures of operational and financial performance of the business. We regard Adjusted EBITDA margin as an important financial metric that we use to evaluate the operating efficiency of our business. Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share measures are prepared and presented to eliminate the effect of items from EBITDA, Net income and Diluted earnings per share that we do not consider indicative of our core operating performance within the period presented. Adjusted operating revenues are prepared and presented to eliminate the prior period effect or effects of certain provisions contained in contract amendments with our proprietary Visa gift card issuing banks and to offset the commissions paid to our distribution partners. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Adjusted operating revenues. Our Adjusted operating revenues, Adjusted EBITDA, Adjusted EBITDA margin Adjusted net income and Adjusted diluted earnings per share may not be comparable to similarly titled measures of other organizations because other organizations may not calculate these measures in the same manner as we do. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

We believe Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share are useful to evaluate our operating performance for the following reasons:

•	adjusting our operating revenues for the issuing bank contract amendment fees and the commissions paid to our distribution partners is useful to understanding our operating margin;

•	EBITDA and Adjusted EBITDA are widely used by investors and securities analysts to measure a company’s operating performance without regard to items that can vary substantially from company to company and from period to period depending upon their financing, accounting and tax methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

•	Adjusted EBITDA margin provides a measure of operating efficiency based on Adjusted operating revenues and without regard to items that can vary substantially from company to company and from period to period depending upon their financing, accounting and tax methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

•	non-cash equity grants made to employees and distribution partners at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and the related expenses are not key measures of our core operating performance;

•	the issuing bank contract amendment fee adjustments are necessary to adjust operating revenues, EBITDA and Net income to recognize the revenues from these fees as if the contract amendments had been in force in the previous years, which we believe better reflects our core operating performance during those periods;

•	intangible asset amortization expenses can vary substantially from company to company and from period to period depending upon the applicable financing and accounting methods, the fair value and average expected life of the acquired intangible assets, the capital structure and the method by which the intangible assets were acquired and, as such, we do not believe that these adjustments are reflective of our core operating performance; and

•	non-cash fair value adjustments to contingent business acquisition liability do not directly reflect how our business is performing at any particular time and the related expense adjustment amounts are not key measures of our core operating performance.

The following tables present a reconciliation of Total operating revenues to Adjusted operating revenues, a reconciliation of Net income to EBITDA and Adjusted EBITDA, a reconciliation of Operating income margin to Adjusted EBITDA margin, a reconciliation of Net income to Adjusted net income and a reconciliation of Diluted earnings per share to Adjusted diluted earnings per share, in each case reconciling the most comparable GAAP measure to the adjusted measure, for each of the periods indicated.

Reconciliation of Non-GAAP Measures:

	2013	2012	2011
Adjusted operating revenues:
Total operating revenues	$1,138,088	$959,069	$751,806
Issuing bank contract amendment fee adjustment(b)	—	—	(3,513)
Distribution partner commissions	(597,437)	(510,789)	(410,781)

Adjusted operating revenues	$540,651	$448,280	$337,512

Adjusted EBITDA:
Net income before allocation to non-controlling interests	$53,686	$47,892	$36,499
Interest income and other income, net	(241)	(1,297)	(1,536)
Interest expense	—	11	5
Income tax expense	29,862	30,199	25,154
Depreciation and amortization	28,479	18,431	15,123

EBITDA	111,786	95,236	75,245
Adjustments to EBITDA:
Employee stock-based compensation	8,524	5,008	3,028
Distribution partner mark-to-market expense(a)	8,598	2,432	3,260
Issuing bank contract amendment fee adjustment(b)	—	—	(3,513)
Change in fair value of contingent consideration(c)	(14,740)	(2,974)	89

Adjusted EBITDA	$114,168	$99,702	$78,109

Adjusted EBITDA margin:
Total operating revenues	$1,138,088	$959,069	$751,806
Operating income	$83,307	$76,805	$60,122
Operating margin	7.3%	8.0%	8.0%
Adjusted operating revenues	$540,651	$448,280	$337,512
Adjusted EBITDA	$114,168	$99,702	$78,109
Adjusted EBITDA margin	21.1%	22.2%	23.1%

Adjusted net income:
Net income before allocation to noncontrolling interests	$53,686	$47,892	$36,499
Employee stock-based compensation	8,524	5,008	3,028
Distribution partner mark-to-market expense(a)	8,598	2,432	3,260
Issuing bank contract amendment fee adjustment(b)	—	—	(3,513)
Change in fair value of contingent consideration(c)	(14,740)	(2,974)	89
Amortization of intangibles(d)	6,817	785	543

Total pretax adjustments	9,199	5,251	3,407
Tax expense on adjustments(e)	(5,526)	(2,806)	(986)

Adjusted net income before allocation to non-controlling interests	57,359	50,337	38,920
Add: Net loss attributable to non-controlling interests (net of tax)	418	273	—

Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$57,777	$50,610	$38,920

Adjusted diluted earnings per share:
Net income attributable to Blackhawk Network Holdings, Inc.	$54,104	$48,165	$36,499
Distributed and undistributed earnings allocated to participating securities	(692)	(1,464)	(725)

Net income attributable to common shareholders	$53,412	$46,701	$35,774

Diluted weighted-average shares outstanding	52,402	50,045	50,877
Diluted earnings per share	$1.02	$0.93	$0.70
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$57,777	$50,610	$38,920
Adjusted distributed and undistributed earnings allocated to participating securities	(734)	(1,464)	(773)

Adjusted net income attributable to common shareholders	$57,043	$49,146	$38,147

Diluted weighted-average shares outstanding	52,402	50,045	50,877
Adjusted diluted earnings per share	$1.09	$0.98	$0.75

(a)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is settled or expired. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Equity Instruments Issued to Distribution Partners.”
(b)	In 2011, we entered into a contract amendment with one of our issuing banks that substituted or adjusted a program management fee for monthly card fees on our proprietary Visa gift cards. Under GAAP, we recognized fee revenue of $4.4 million when we entered into this amendment. A portion of the fees related to cards sold in earlier years. Adjusted EBITDA and Adjusted net income for 2011 have been adjusted to recognize the revenues from these fees as if the contract amendments had been in force in the previous years.
(c)	Adjustments to reflect a contingent business acquisition liability at its estimated fair value.
(d)	Non-cash expense resulting from the amortization of intangible assets.
(e)	Assumes our statutory tax rate adjusted for certain amounts that are not deductible for tax purposes.

Results of Operations

The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 52-week periods ended December 28, 2013, or 2013, December 29, 2012, or 2012, and December 31, 2011, or 2011.

The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our consolidated statements of income for 2013, 2012 and 2012.

	2013	% of Total Operating Revenues	2012	% of Total Operating Revenues	2011	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$904,796	79.5%	$786,552	82.0%	$639,633	85.1%
Program, interchange, marketing and other fees	141,735	12.5%	103,432	10.8%	87,551	11.6%
Product sales	91,557	8.0%	69,085	7.2%	24,622	3.3%

Total operating revenues	1,138,088	100.0%	959,069	100.0%	751,806	100.0%
OPERATING EXPENSES:
Distribution partner commissions	597,437	52.5%	510,789	53.3%	410,781	54.6%
Processing and services	157,868	13.9%	137,105	14.3%	117,263	15.6%
Sales and marketing	171,569	15.1%	129,285	13.5%	101,581	13.5%
Costs of products sold	86,357	7.6%	66,265	6.9%	22,567	3.0%
General and administrative	50,830	4.5%	41,370	4.3%	38,901	5.2%
Business acquisition expense (benefit) and amortization of acquisition intangibles	(9,280)	(0.8%)	(2,550)	(0.3%)	591	0.1%

Total operating expenses	1,054,781	92.7%	882,264	92.0%	691,684	92.0%
OPERATING INCOME	83,307	7.3%	76,805	8.0%	60,122	8.0%
OTHER INCOME (EXPENSE):
Interest income and other income, net	241	—%	1,297	0.1%	1,536	0.2%
Interest expense	—	—%	(11)	—%	(5)	—%

INCOME BEFORE INCOME TAX EXPENSE	83,548	7.3%	78,091	8.1%	61,653	8.2%
INCOME TAX EXPENSE	29,862	2.6%	30,199	3.1%	25,154	3.3%

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	53,686	4.7%	47,892	5.0%	36,499	4.9%
Add: Net loss attributable to non-controlling interests (net of tax)	418	—%	273	—%	—	—%

NET INCOME ATTRIBUTABLE TO BLACKHAWK	$54,104	4.8%	$48,165	5.0%	$36,499	4.9%

Fiscal Years Ended 2013, 2012 and 2011

Operating Revenues

The following table sets forth our consolidated operating revenues for the years ended 2013, 2012 and 2011.

	2013	2012	2011	Change 2013 - 2012		Change 2012 - 2011
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$904,796	$786,552	$639,633	$118,244	15.0%	$146,919	23.0%
Program, interchange, marketing and other fees	141,735	103,432	87,551	38,303	37.0%	15,881	18.1%
Product sales	91,557	69,085	24,622	22,472	32.5%	44,463	180.6%

Total operating revenues	$1,138,088	$959,069	$751,806	$179,019	18.7%	$207,263	27.6%

Commissions and Fees

2013 Compared to 2012

Commissions and fees revenue increased 15.0% primarily due to a 17.0% increase in Load value, partially offset by a decrease in Commissions and fees as a percentage of load value to 9.1% in 2013 from 9.3% in 2012. The increase in Load value from 2012 to 2013 was primarily due to an 11.8% increase in the Number of load transactions and a 4.6% increase in the Average load transaction value. The increase in Number of load transactions reflects improved store productivity in certain parts of our distribution partner network, the addition of new distribution partners and our acquisitions of InteliSpend and Retailo, partially offset by the discontinuation of our wholesale telecom business and certain low-margin promotional programs. Increases in financial services and incentive products sold increased Average load transaction value and decreased Commissions and fees as a percentage of load value as these products generally have higher load values with lower Commissions and fees revenue. This decrease in Commissions and fees as a percentage of load value was partially offset by other favorable changes in the mix of prepaid products sold in the United States and an increase in the portion of our products sold internationally, which generally have higher Commissions and fees as a percentage of load value.

2012 Compared to 2011

Commissions and fees revenue increased 23.0% primarily due to a 22.6% increase in Load value with minimal impact from Commissions and fees as a percentage of load value, which remained relatively constant at 9.3% in both 2012 and 2011. The increase in Load value from 2011 to 2012 was primarily due to a 17.4% increase in the Number of load transactions reflecting improved store productivity in the United States, primarily in closed loop gift cards, and expansion internationally.

Program, Interchange, Marketing and Other Fees

2013 Compared to 2012

Program, interchange, marketing and other fees increased primarily due to a 52.8%, or $19.5 million, increase in marketing revenues, and increases in our program-managed Visa gift, PayPower GPR and incentive cards sold, which resulted in a 27.0%, or $10.0 million, increase in post-activation program management fees, a 36.9%, or $6.6 million, increase in net interchange fees, card expiration fees and account service fees.

2012 Compared to 2011

Program, interchange, marketing and other fees increased primarily due to a 30.5%, or $8.6 million, increase in marketing revenues, and a 7.6%, or $2.5 million, increase in program management fees related to open loop cards reflecting a 17.2% increase in the load value of open loop cards, partially offset by $3.5 million in additional fees in 2011 resulting from contract amendments with our issuing banks related to cards sold in 2009 and 2010.

Product Sales

2013 Compared to 2012

Product sales increased due to a 37.7%, or $16.0 million, increase in sales from Cardpool, a 39.7%, or $6.1 million, increase in card production sales and a 3.9%, or $0.4 million, increase in telecom handset sales.

2012 Compared to 2011

Product sales increased due to $36.5 million in additional revenue from Cardpool, which we acquired in the fourth quarter of 2011, an 85.5%, or $5.3 million, increase in telecom handset sales, and a 21.3%, or $2.7 million, increase in card production sales.

Operating Expenses

The following table sets forth our consolidated operating expenses for the years ended 2013, 2012 and 2011.

	2013	2012	2011	Change 2013-2012		Change 2012-2011
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$597,437	$510,789	$410,781	$86,648	17.0%	$100,008	24.3%
Processing and services	157,868	137,105	117,263	20,763	15.1%	19,842	16.9%
Sales and marketing	171,569	129,285	101,581	42,284	32.7%	27,704	27.3%
Costs of products sold	86,357	66,265	22,567	20,092	30.3%	43,698	193.6%
General and administrative	50,830	41,370	38,901	9,460	22.9%	2,469	6.3%
Business acquisition expense (benefit) and amortization of acquisition intangibles	(9,280)	(2,550)	591	(6,730)	263.9%	(3,141)	(531.5%)

Total operating expenses	$1,054,781	$882,264	$691,684	$172,517	19.6%	$190,580	27.6%

Distribution Partner Commissions

2013 Compared to 2012

Distribution partner commissions expense increased 17.0% primarily due to a 15.0% increase in Commissions and fees revenue and an increase in Distribution partner commissions expense as a percentage of commissions and fees revenue to 66.0 % in 2013 from 64.9 % in 2012. Commissions paid to Safeway for 2013 increased by $8.4 million, or 0.9% of Commissions and fees revenue, as a result of amendments to our distribution partner agreements with Safeway (see Note 12—Related-Party Transactions in the notes to our consolidated financial statements). Distribution partner commissions expense as a percentage of commissions and fees revenue were also higher due to distribution partner mix, partially offset by a $2.3 million increase in expense in 2012 as a result of a retroactive contract amendment with a distribution partner.

2012 Compared to 2011

Distribution partner commissions expense increased 24.3% primarily due to a 23.0% increase in Commissions and fees revenue and an increase in Distribution partner commissions expense as a percentage of commissions and fees revenue to 64.9% in 2012 from 64.2% in 2011. This increase in Distribution partner commission expense as a percentage of commissions and fees revenue was primarily due to an increased proportion of Load value from sales through distribution partners with higher commission share percentages.

Processing and Services

2013 Compared to 2012

Processing and services expenses increased 15.1 % primarily due to an 11.8% increase in the Number of load transactions for 2013 from 2012. The $20.8 million increase includes increases of $4.0 million in in-store fixture amortization and other fixture costs, $3.9 million in depreciation, equipment and data center lease expenses related to capitalized software projects and related hardware, $3.2 million in supply chain costs, $3.2 million in merchandising costs, $2.7 million in net employee and contractor compensation, benefits and travel related costs for technology and operations personnel, and $3.8 million net increase in other costs. Processing and services expenses decreased as a percentage of Total operating revenues to 13.9% in 2013 from 14.3% in 2012 due to increased leverage of our technology infrastructure, partially offset by costs for rolling out new distribution partners and enhanced fixture displays.

2012 Compared to 2011

Processing and services expenses increased 16.9% primarily due to a 17.4% increase in the total Number of load transactions from 2011 to 2012. The $19.8 million increase includes $10.2 million in employee and contractor compensation, benefits and travel related costs, $4.1 million in depreciation and equipment expense related to capitalized software projects and related hardware, $3.0 million of in-store fixture amortization and $2.7 million in card production for Visa gift and PayPower GPR cards, offset by a net decrease of $0.2 million of other costs. Processing and services expenses decreased as a percentage of Total operating revenues to 14.3% in 2012 from 15.6% in 2011 due to sales growth rates and leverage of expenses for existing selling store locations, supply chain, customer care and merchandising.

Sales and Marketing

2013 Compared to 2012

Sales and marketing expenses increased primarily due to a $28.7 million increase in program marketing and development expenses, most of which resulted from the $19.5 million increase in marketing revenue in Program, interchange, marketing and other fees which are in turn used to fund marketing programs. This increase also reflects a $9.1 million increase in mark-to-market and amortization expense for equity instruments held by distribution partners, primarily as a result of the Offering, the issuance of warrants in 2013 and the increase in shares issuable under a warrant based on 2013 operating results (see Note 9—Equity Awards Issued to Distribution Partners in the notes to our consolidated financial statements), and a $4.5 million increase in employee compensation, benefits and travel related costs.

2012 Compared to 2011

Sales and marketing expenses increased primarily due to a $20.2 million increase in program marketing and development expenses. This increase also reflects an $8.3 million increase for employee compensation, benefits and travel related costs, partially offset by a $0.8 million decrease in mark-to-market expense related to equity instruments held by distribution partners.

Costs of Products Sold

2013 Compared to 2012

Costs of products sold increased due to a $15.3 million increase in Cardpool costs and a $5.3 million increase in card production costs, partially offset by a $0.5 million decrease in telecom handset costs. Costs of products sold decreased to 94.3% of product sales in 2013 compared to 95.9% in 2012 primarily due to an increase in the gross margin percentages for Cardpool and telecom handsets, partially offset by a decrease in gross margin percentage for card production sales.

2012 Compared to 2011

Costs of products sold increased primarily due to a $36.9 million increase in Cardpool costs, which we acquired in the fourth quarter of 2011. The increase also reflects increases of $4.9 million for telecom handset costs and $2.0 million for card production costs. Costs of products sold increased to 95.9% of product sales in 2012 compared to 92.0% in 2011 because Cardpool, which has lower margins than other product sales, increased its share of total product sales.

General and Administrative

2013 Compared to 2012

General and administrative expenses increased primarily due to a $5.8 million increase in employee compensation, benefits and travel related costs, a $1.1 million increase in lease expense and related depreciation and amortization, $1.2 million for additional costs as a public company, primarily legal, accounting and insurance costs, and $1.4 million increase in other costs.

2012 Compared to 2011

General and administrative expenses increased primarily due to a $3.0 million increase in employee compensation, benefits and travel related costs, a $2.2 million increase in professional services and $0.8 million in net other costs, partially offset by $3.5 million litigation settlement charge recorded in 2011 related to our patent litigation with e2Interactive.

Business acquisition expense (benefit) and amortization of acquisition intangibles

Business acquisition expense (benefit) and amortization of acquisition intangibles for 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011
Change in fair value of Cardpool contingent consideration liability (See Note 2—Fair Value Measurements in the notes to our consolidated financial statements)	$(14,740)	$(2,974)	$89
Amortization of intangible assets acquired in business combination (See Note 5—Goodwill and Other Intangible Assets in the notes to our consolidated financial statements)	3,349	424	170
Acquisition related expenses (See Note 4—Business Acquisitions in the notes to our consolidated financial statements)	2,111	—	332

Total business acquisition expense (benefit) and amortization of acquisition intangibles	$(9,280)	$(2,550)	$591

2013 Compared to 2012

Business acquisition expense (benefit) and amortization of acquisition intangibles increased due to a $14.7 million non-cash credit adjustment in 2013 related to the change in the estimated fair value of the Cardpool contingent consideration liability as compared to a $3.0 million non-cash credit adjustment in 2012. The large credit adjustment in 2013 results from a lower revenue forecast for the final contingent consideration measurement period due mainly to delayed roll-outs of additional card acquisition channels. The benefit from the Cardpool continent consideration liability was partially offset by increases of $2.9 million for the amortization of intangible assets and $2.1 million for acquisition-related costs resulting from our acquisitions of InteliSpend and Retailo in 2013.

2012 Compared to 2011

Business acquisition expense (benefit) and amortization of acquisition intangibles decreased primarily due to a $3.0 million reduction during 2012 in the amount of the non-cash credit adjustment related to the change in the estimated fair value of the Cardpool contingent consideration liability.

Other Income (Expense) and Income Tax Expense

The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for 2013, 2012 and 2011.

	2013	2012	2011	Change 2013 - 2012		Change 2012 - 2011
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income, net	$241	$1,297	$1,536	$(1,056)	(81.4%)	$(239)	(15.6%)
Interest expense	—	(11)	(5)	11	100.0%	(6)	120.0%

Total other income (expense)	241	1,286	1,531	(1,045)	(81.3%)	(245)	(16.0%)
INCOME TAX EXPENSE	$29,862	$30,199	$25,154	$(337)	(1.1%)	5,045	20.1%
EFFECTIVE TAX RATE	35. 7%	38.7%	40.8%	(3.0%)		(2.1%)

Other Income (Expense)

Other income (expense) consists of interest and other income, foreign currency transaction gains and losses, other non-operating gains (losses) and interest expense. Interest income and other income, net includes interest income earned primarily on short-term cash investments and Overnight cash advances to Parent balances, net of interest expense to Safeway pursuant to our working capital note payable, as well as foreign currency transaction gains and losses and other non-operating gains and losses. Interest income has fluctuated with the amount and duration of the short-term investments and Overnight cash advances to Parent balances and changes in interest and commercial paper rates. Such investments were significantly lower in 2013 due to a $69.9 million dividend paid in the fourth quarter of 2012 and our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013. Additionally, in 2013, we recognized $0.4 million in losses on intercompany foreign currency transactions, and we had no such expense in 2012 and 2011. Interest expense relates primarily to our note payable to Safeway pursuant to our TSA, which we fully repaid in 2012. As a result of our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013, we have a working capital deficit at year-end 2013. In addition, as a result of the Spin-Off, we plan to terminate our line of credit from Safeway and certain other credit support from Safeway, including certain guarantees, and obtain a line of credit from a group of banks. We expect interest expense related to our anticipated bank line of credit to total approximately $5.0 million for fiscal 2014. Please see “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

Income Tax Expense

Adjusted Effective Income Tax Rate

Our Adjusted net income adjusts Net income for certain items, including the change in the fair value of contingent consideration and certain amounts of distribution partner mark-to-market expense, that are nontaxable or nondeductible for income tax purposes. As such, we have presented in the tables below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for 2013, 2012, and 2011, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable or nondeductible items that we do not consider indicative of our core operating performance within the period presented.

	2013
	Income Before Income Tax Expense	Income Tax Provision	Effective Income Tax Rate
	(in thousands, except percentages)
As reported	$83,548	$29,862	35.7%
Employee stock-based compensation	8,524	957
Distribution partner mark-to-market expense	8,598	2,008
Change in fair value of contingent consideration	(14,740)	—
Amortization of intangibles	6,817	2,561

Adjusted	$92,747	$35,388	38.2%

	2012
	Income Before Income Tax Expense	Income Tax Provision	Effective Income Tax Rate
	(in thousands, except percentages)
As reported	$78,091	$30,199	38.7%
Employee stock-based compensation	5,008	1,885
Distribution partner mark-to-market expense	2,432	751
Change in fair value of contingent consideration	(2,974)	—
Amortization of intangibles	785	170

Adjusted	$83,342	$33,005	39.6%

	2011
	Income Before Income Tax Expense	Income Tax Provision	Effective Income Tax Rate
	(in thousands, except percentages)
As reported	$61,653	$25,154	40.8%
Employee stock-based compensation	3,028	1,216
Distribution partner mark-to-market expense	3,260	1,109
Issuing bank contract amendment fee adjustment	(3,513)	(1,411)
Change in fair value of contingent consideration	89	—
Amortization of intangibles	543	72

Adjusted	$65,060	$26,140	40.2%

2013 Compared to 2012

Our effective tax rate decreased primarily due to higher nontaxable income from the noncash credit adjustment resulting from the reduction in the estimated fair value of the Cardpool contingent consideration liability, partially offset by higher amounts of non-deductible expenses from mark-to-market expense on redeemable common stock, non-deductible amounts of stock-based compensation for certain of our executives as a result of our Offering and other net individually immaterial items. As a result of our Offering, certain compensation for certain executives became subject to IRS limitations. We were not able to avail ourselves to one-year transition rules related to stock-based awards granted prior to our Offering since we are the subsidiary of a publicly traded company. As a result, we wrote-off deferred tax assets related to stock-based compensation for certain executives and no longer recognize any income tax benefits related to such stock compensation expense. Our Adjusted effective income tax rate decreased primarily due to true-ups that we recorded for our foreign income tax provisions in 2012 with minimal impact from our foreign tax rates. This decrease was partially offset by an increase in our state tax rate, which was mitigated due to a decrease in the U.S. portion of our total taxable income.

2012 Compared to 2011

Our effective tax rate in 2012 was 38.7%, compared to 40.8% in 2011. Of the 2.1% decrease in the effective tax rate, 1.5% of the decrease resulted from the mark-to-market decrease in the fair value of the Cardpool contingent liability that is not deductible for tax purposes, and 0.3% of the decrease was the result of lower mark-to-market expense for an equity instrument held by a distribution partner.

Quarterly Results of Operations and Seasonality

Seasonal consumer spending habits, which are most pronounced in December of each year as a result of the holiday selling season, significantly affect our business. We believe this seasonality is important to understanding our quarterly operating results. A significant portion of gift card sales occurs in late December of each year during the holiday gifting season. As a result, we earn a significant portion of our revenues, net income and cash flows during the fourth quarter of each year. We also experience an increase in revenues, net income and cash flows during the second quarter of each year, which we primarily attribute to the Mother’s Day, Father’s Day and graduation gifting season and the Easter holiday. Depending on when the Easter holiday occurs, the associated increase could occur in either the first or second quarter.

The table below illustrates the quarterly load value for all our products for each of the last five fiscal years. Our fiscal year consists of a 52- or 53-week period ending on the Saturday closest to December 31. Consequently, our fiscal quarters consist of three 12-week periods and one 16- or 17-week period ending on a Saturday. Fiscal 2009, 2010, 2011, 2012 and 2013 included 52 weeks. As a result, our fourth fiscal quarter of each year contains not only the holiday gifting season but also an extra four weeks (or five weeks for 53-week fiscal years) when compared to our first three fiscal quarters.

The following tables set forth unaudited consolidated statements of operations data for our four fiscal quarters of 2013 and 2012. We prepared our consolidated statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report. In the opinion of our management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. These quarterly operating results are not necessarily indicative of our operating results for any future period. We have corrected the second quarter of 2013 from previously reported amounts on Form 10-Q for such period for a $1.4 million increase in Income tax expense and decrease in Net income resulting from certain amounts of stock based compensation which became subject to Internal Revenue Code limitations as a result of our Offering .

	Q4 ‘13	Q3 ‘13	Q2 ‘13	Q1 ‘13	Q4 ‘12	Q3 ‘12	Q2 ‘12	Q1 ‘12
	(in thousands)
OPERATING REVENUES:
Commissions and fees	$425,232	$158,270	$176,819	$144,475	$375,196	$133,993	$156,904	$120,459
Program, interchange, marketing and other fees	63,118	25,352	28,907	24,358	49,570	16,039	18,417	19,406
Product sales	32,830	22,374	20,136	16,217	28,131	14,619	14,701	11,634

TOTAL REVENUE	521,180	205,996	225,862	185,050	452,897	164,651	190,022	151,499
OPERATING EXPENSES:
Distribution partner commissions	277,941	105,361	118,153	95,982	242,749	89,458	100,878	77,704
Processing and services	56,547	34,927	34,258	32,136	51,699	29,594	29,697	26,115
Sales and marketing	72,826	30,486	39,932	28,325	57,025	22,891	27,543	21,826
Costs of products sold	30,575	21,422	18,509	15,850	26,298	14,278	14,232	11,457
General and administrative	17,715	10,321	11,015	11,780	15,143	7,833	8,554	9,840
Business acquisition expense (benefit) and amortization of acquisition intangibles	(8,318)	(255)	(1,384)	677	792	(3,639)	149	148

OPERATING EXPENSES	447,286	202,262	220,483	184,750	393,706	160,415	181,053	147,090
OPERATING INCOME	73,894	3,734	5,379	300	59,191	4,236	8,969	4,409
OTHER INCOME (EXPENSE):
Interest and other income	(191)	59	96	277	325	262	303	407
Interest expense	—	—	—	—	—	(1)	(9)	(1)

INCOME BEFORE INCOME TAX EXPENSE	73,703	3,793	5,475	577	59,516	4,497	9,263	4,815
INCOME TAX EXPENSE	24,530	1,544	3,470	318	23,323	1,494	3,442	1,940

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	49,173	2,249	2,005	259	36,193	3,003	5,821	2,875
Add: Loss attributable to non-controlling interest (net of tax)	99	106	126	87	152	88	33	—

NET INCOME ATTRIBUTABLE TO BLACKHAWK	$49,272	$2,355	$2,131	$346	$36,345	$3,091	$5,854	$2,875

Overall, our business experiences a seasonal pattern that historically has resulted in an increase in revenues during the second and fourth fiscal quarters, a significant sequential decrease in revenues from the fourth to first fiscal quarters and a modest sequential decrease from the second to third quarters. While Distribution partner commissions and some other expenses are directly related to volume of prepaid card sales, many of our expenses, including significant portions of technology infrastructure and personnel costs, are either fixed or less variable and are incurred ratably over the fiscal year. In addition, we generally increase in-store display and merchandising expenses in advance of the fourth fiscal quarter holiday shopping period.

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.

Liquidity and Capital Resources

A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. The timing of December holiday sales, cash inflows from our distribution partners and cash outflows to our content providers results in significant but temporary increases in our Cash, cash equivalents and restricted cash, Overnight cash advances to Parent, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. As a result, the year over year comparison of cash generated by operating activities and total changes in cash can vary significantly. In 2013, the average monthly balances of Cash, cash equivalents and restricted cash was $131.4 million, and the average monthly balance of Overnight cash advances to Parent was $29.6 million. We do not presently generate significant cash balances from operations located outside of the United States, and we do not anticipate repatriating any excess cash balances held in foreign locations in the foreseeable future.

The following table sets forth the major sources and uses of cash for the last three fiscal years.

	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$28,250	$20,157	$225,152
Net cash (used in) provided by investing activities	353,687	79,802	(133,654)
Net cash provided by (used in) financing activities	457	(82,020)	558
Effect of exchange rates on cash	(4,679)	1,052	(18)

Net increase in unrestricted cash and cash equivalents	$377,715	$18,991	$92,038

Adjust for Change in overnight cash advances to Parent	(495,000)	(103,800)	94,157

Net increase (decrease) in unrestricted cash and cash equivalents and overnight cash advances to Parent	$(117,285)	$(84,809)	$186,195

In 2013, 2012 and 2011, we financed our operations primarily through our cash flows from operations and our line of credit from Safeway for working capital. Our business is seasonal and the cash generated in the month of December is significantly higher than any other month of the year. We may lend a portion of our cash balances to our Parent daily on an overnight basis and earn interest at market rates and borrow from Safeway, as necessary for our working capital and financing needs, as described further below under “—Relationship with Safeway and Related Transactions—Cash Management and Treasury Services Agreement.”

Our line of credit from Safeway provides sufficient liquidity to cover our working capital deficit at year-end 2013. We intend to obtain a line of credit from a group of banks in March 2014 to replace our line of credit from Safeway, which we plan to terminate in anticipation of the Spin-Off. See “—Sources of Liquidity” for additional information. We believe that our Cash and cash equivalents, projected cash flow from operations, our line of credit from Safeway and anticipated bank line of credit will be sufficient to meet our operating needs for at least the next 12 months, including working capital and capital expenditure requirements.

In March 2014, Safeway announced that it had entered into a definitive agreement to merge with Albertsons. If the merger is completed, it is expected that the distribution of our shares in the Spin-Off will be taxable to Safeway and its shareholders. It is also anticipated that there will be a step-up in the tax basis of our assets that would be amortized as a tax deduction over a 15-year period, resulting in an estimated $30 million in cash tax savings per year for us over this 15-year period. Our ability to realize these benefits will be dependent upon, among other things, our ability to generate adequate taxable income to fully utilize the deductions and the value of our common stock at the time of the distribution.

Adjusted Net Cash Provided by Operating Activities and Free Cash Flow

Adjusted net cash provided by operating activities is calculated as the net cash flow from operating activities adjusted to exclude the impact from changes in Settlement receivables and Settlement payables. Free cash flow is calculated as Adjusted cash provided by operating activities, less expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from gift card sales in late December, which we believe is useful to understanding our business. Please see “Liquidity and Capital Resources—Cash Flows from Operating Activities” for additional information. The following table sets forth our free cash flow for 2013, 2012 and 2011:

	2013	2012	2011
		(in thousands)
Net cash provided by operating activities	$28,250	$20,157	$225,152
Decrease (increase) in settlement payables, net of settlement receivables	50,307	23,230	(149,211)

Adjusted net cash provided by operating activities (1)	78,557	43,387	75,941
Expenditures for property, equipment and technology and intangible assets	(30,410)	(23,838)	(29,665)

Free cash flow (1)	$48,147	$19,549	$46,276

(1)	Our Adjusted net cash provided by operating activities and Free cash flow are a non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. This measure, however, should be considered in addition to, and not as a substitute for or superior to cash flows or other measures of the financial performance prepared in accordance with GAAP.

Cash Flows from Operating Activities

2013 Compared to 2012

Our Adjusted net cash provided by operating activities, which removes the impact on operating cash flow from the timing of cash settlement of Settlement receivables and Settlement payables, increased primarily due to a 24.3%, or $20.8 million, increase in net income adjusted for noncash reconciling items to $106.4 million in 2013 from $85.6 million in 2012. This increase reflects our 18.7% increase in operating revenues and increased leverage of certain direct costs and personnel costs. Adjusted net cash provided by operating activities also increased due to favorable changes related to Accounts receivable, current and long-term and Accounts payable and accrued operating expenses, partially offset by increased roll-outs of fixtures to new distribution partners and enhanced fixture displays to existing distribution partners and the use of cash for Income taxes, net.

2012 Compared to 2011

The $20.2 million of net cash provided by operating activities in 2012 resulted from $47.9 million of net income, the adjustment for non-cash operating expenses of $37.7 million (including $18.4 million for Depreciation and amortization, $17.0 million for Program development cost amortization, $5.0 million for Employee stock-based compensation, $2.6 million for Provision for doubtful accounts and sales adjustments and $2.4 million for Distribution partner mark-to-market expense, partially offset by $4.7 million for Deferred income taxes and $3.0 million for a mark-to-market decrease in Change in fair value of the Cardpool contingent acquisition liability), cash flow increases of $238.0 million, $9.0 million, $9.7 million and $4.5 million from changes in Settlement payables, Accounts payable and accrued operating expenses, Other current and long-term liabilities and Income taxes, net, respectively, and cash flow decreases of $261.2 million, $30.0 million, $7.7 million, $25.7 million and $2.0 million from changes in Settlement receivables, Accounts receivable, current and long-term, Prepaid expenses and other current assets, Other assets and Consumer and customer deposits, respectively.

The $225.2 million of net cash provided by operating activities in 2011 resulted from $36.5 million of net income, the adjustment for non-cash operating expenses of $41.1 million (including $15.1 million for Depreciation and amortization, $13.3 million for Program development cost amortization, $3.7 million for Deferred income taxes, $3.3 million for Distribution partner mark-to- market expense, $3.1 million for Provision for doubtful accounts and sales adjustments and $3.0 million for Employee stock-based compensation), cash flow increases of $222.4 million, $9.9 million, $16.1 million and $20.6 million from changes in Settlement payables, Accounts payable and accrued operating expenses, Other current and long-term liabilities and Income taxes, net, respectively, and cash flow decreases of $73.2 million, $17.6 million, $9.3 million $18.9 million and $2.3 million from changes in Settlement receivables, Accounts receivable, current and long-term, Prepaid expenses and other current assets, Other assets and Consumer and customer deposits, respectively.

Cash Flows from Investing Activities

We may advance a portion of our U.S. cash balances at the end of every day to Safeway, which invests these amounts in overnight investments. At the end of 2013, 2012 and 2011, Overnight cash advances to Parent were $0.0 million, $495.0 million and $598.2 million, respectively. However, the average monthly Overnight cash advances to Parent during the year were $29.6 million, $164.3 million and $120.3 million for 2013, 2012 and 2011, respectively. Other than the change in Overnight cash advances to Parent, net cash used in investing activities consisted of expenditures for property equipment and technology, payments of $149.4 million for our acquisitions of InteliSpend and Retailo in 2013, partially offset by the sale of trading securities of $29.7 million from the acquisition of InteliSpend, a payment of $9.6 million for our acquisition of Cardpool in 2011, and the release of restricted cash of $9.0 million in 2013 as a result of our Offering. We used the cash received from the sale of trading securities to satisfy the redemption requirements of the outstanding consumer liabilities for Discover incentive cards that we assumed (See Note 4—Business Acquisitions in the notes to our consolidated financial statements).

Cash Flows from Financing Activities

The cash provided by financing activities for 2013 totaled $0.5 million, consisting of $4.9 million for employee-related stock activity, including the exercise of options and related excess tax benefits, net of payments for taxes, and $0.8 million for reimbursements, net of payments, for costs related to our Offering, partially offset by payments of $5.6 million for our Cardpool contingent consideration liability. We are still liable for additional payments of up to $18.1 million based on Cardpool’s operating results through our third quarter of 2014 even though we have estimated the fair value of the liability to be $0.0 million at year-end 2013 (see Note 2—Fair Value Measurements and Note 4—Business Acquisitions in the notes to our consolidated financial statements). The net cash used in financing activities of $82.0 million in 2012 was primarily attributable to the payment of a $69.9 million dividend to our common shareholders, a payment of $9.4 million for our Cardpool acquisition liability and $2.7 million for the exercise and/or repurchase of employee equity awards and other activities. The net cash provided by financing activities for 2011 was related to the exercise and/or repurchase of employee equity awards and was insignificant to our overall cash flows.

Sources of Liquidity

We maintain a line of credit from Safeway for working capital and other capital needs pursuant to an unsecured demand promissory note, which was increased from $25.0 million at year-end 2012 to $50.0 million in April 2013 and $175.0 million in November 2013. We used this line of credit to meet our working capital needs and to partially finance our acquisitions of InteliSpend and Retailo in 2013. During 2013, the largest amount due under this note totaled $165.0 million and interest expense was immaterial. At year-end 2012 and 2013, $0.0 million was outstanding.

We are currently negotiating a credit agreement of up to $475 million with a group of banks led by Wells Fargo Bank, N.A. The facility includes a $175 million 4-year term loan and a revolving credit facility of up to $200 million with up to an additional $100 million during the year-end holiday period for specific settlement related requirements. We expect the credit facility to be entered into by the end of March 2014, prior to the completion of the Spin-Off. The line of credit from Safeway will be terminated and any outstanding borrowings will be repaid immediately preceding the entry into this new credit facility.

Contractual Obligations and Commitments

Our contractual commitments will have an impact on our future liquidity and represent material expected or contractually committed future obligations as of year-end 2013. The following table summarizes our contractual obligations, including noncancellable commitments under certain contracts to provide marketing development funds and display fixtures for distribution partners totaling $148.4 million (which are expected to be directly utilized for increasing load value); card sales, production and payment processing volume commitments totaling $21.0 million (which are expected to be directly utilized in generating revenues through the sale of open loop gift cards); our Cardpool contingent consideration liability (the fair value of which we estimated to be $0 – see Note 2—Fair Value Measurements in the notes to our consolidated financial statements) and office, warehouse and data center operating leases totaling $25.0 million.

Fiscal Year	Contingent Acquisition Liability	Volume and Purchase Commitments	Distribution Partner Commitments	Operating Leases	Total Contractual Commitments
	(in thousands)
2014	$18,135	$12,741	$48,860	$6,360	$86,096
2015	—	6,211	41,298	6,073	53,582
2016	—	2,028	30,460	5,888	38,376
2017	—	—	15,524	3,741	19,265
2018	—	—	8,653	2,505	11,158
Thereafter	—	—	3,635	481	4,116

Total	$18,135	$20,980	$148,430	$25,048	$212,593

Off-Balance Sheet Arrangements

From time to time, we enter into contracts containing provisions that contingently require us to indemnify various parties against certain potential claims from third parties. Under contracts with certain issuing banks we are responsible to the banks for any unrecovered overdrafts on cardholders’ accounts. Under contracts with certain content and distribution partners, we are responsible for potential losses resulting from certain claims from third parties. Because the indemnity amounts associated with these agreements are not explicitly stated, the maximum amount of the obligation cannot be reasonably estimated. Historically, we have paid limited amounts pursuant to these indemnification provisions.

Relationship with Safeway and Related Transactions

Our relationship with Safeway is currently governed by various agreements, some of which are described here because they are material to our liquidity and capital resources.

Gift Card Distribution Partners Program Agreements

Safeway is one of our distribution partners. Under the gift card alliance partners program agreements, Safeway offers gift cards, prepaid telecom cards and handsets, and GPR cards provided by us for sale in its stores in the United States, and Blackhawk provides funds and services relating to the management, marketing and service of products and services offered through the gift card alliance partners program agreements as well as relating to the launch and implementation of pilot programs for new products and services. Under the gift card alliance partners program agreements, Safeway receives a portion of the commissions and other fees that we receive from our content providers and consumers in connection with the purchase, activation, load, reload and use of our products and services offered through Safeway stores. Prior to 2013, the portion of the distribution commission that we retained pursuant to these agreements was higher than the portion of commissions that we retained pursuant to our other distribution partner agreements and reflected additional services that we provided to Safeway compared to other distribution partners. Effective December 30, 2012, our gift card alliance partner program agreements with Safeway were amended to, among other things, extend the term to December 31, 2017 (and further extended through December 31, 2019 in a February 2014 amendment) and increase the share of distribution partner commissions retained by Safeway. Under our amended distribution partner agreements, the services received and the commissions retained by Safeway are comparable to the arrangements with similarly situated distribution partners.

Overnight Cash Advances

We may advance a portion of our U.S. cash balances at the end of every day to Safeway, which invests these amounts in overnight investments. These advances are made pursuant to unsecured promissory notes. Average daily borrowings by Safeway for this purpose were $42.9 million and $146.3 million for 2013 and 2012, respectively. Advances pursuant to these unsecured promissory notes will cease in conjunction with the termination of the Safeway line of credit (See Source of Liquidity above). Outstanding amounts at year-end 2013 and 2012 are presented as Overnight cash advances to Parent in the accompanying consolidated balance sheets. For additional information, see Note 12—Related Party Transactions in the notes to our consolidated financial statements.

Tax Sharing Agreement

We are party to a tax sharing agreement, or TSA, with Safeway. The TSA governs the respective rights, responsibilities and obligations of Safeway and us with respect to the payment of taxes, filing of tax returns, reimbursements of taxes, control of audits and other tax proceedings and other matters regarding taxes. We are engaged in discussions with Safeway to amend the TSA for the purpose of accommodating a Spin-Off that may or may not be tax-free to Safeway and its stockholders. In March 2014, Safeway announced that it had entered into a definitive agreement to merge with Albertsons and that it expects to complete the Spin-Off by mid-April. If the Merger is completed, it is expected that the distribution of our shares in the Spin-Off will be taxable to Safeway and its stockholders. Please see “—Liquidity and Capital Resources” above for further information. We believe that if the Spin-Off is completed by mid-April 2014 and the Spin-Off is ultimately determined to be taxable to Safeway, we may realize certain federal and state income tax benefits that are potentially material and which would not be available to us in a Spin-Off that is tax free to Safeway for federal income tax purposes. Though we might be responsible for payment of the estimated taxes associated with the distribution, pursuant to the merger agreement and the TSA, Safeway will be responsible for the corporate tax on the distribution of Blackhawk shares to Safeway shareholders in this situation. It is anticipated the TSA will be amended to address the manner, amount and timing of the tax payments related to the distribution. We also expect the TSA to provide for other circumstances under which we may share tax liabilities and/or benefits with Safeway.

Stockholders are cautioned that we do not control the timing of any Spin-Off, whether a Spin-Off will or will not be taxable to Safeway and its stockholders, or the resulting tax impact on Blackhawk. Therefore no assurance can be given that we will realize any tax benefit from a Spin-Off or the amount or timing of any potential tax benefit. For additional information about the TSA, please see Note 1—The Company and Significant Accounting Policies—Income Taxes in the notes to our consolidated financial statements.

Guarantees

Safeway has, in limited instances, provided guarantees to certain content providers with respect to our payment obligations relating to sales of their gift cards by our distribution partners. These guarantees have stated maximum amounts and expiration dates ranging from 2014 to 2018, although certain guarantees are renewable indefinitely, subject to early termination upon the occurrence of certain events, such termination of the underlying commercial agreements or the Spin-Off. We are currently negotiating the terms of these guarantees in anticipation of the Spin-Off, and are currently negotiating a credit agreement to provide adequate security in place of these guarantees. Please see “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

Cash Management and Treasury Services Agreement

We have entered into a cash management and treasury services agreement with Safeway. This agreement sets forth the terms and conditions of the cash management and credit services provided to us by Safeway and permits Safeway to borrow cash from our operating accounts in excess of our immediate working capital and other operating requirements, calculated in accordance with the agreement, on an overnight basis to meet Safeway’s short-term funding requirements. The services provided by Safeway include, among others, (i) assisting us in the investment of the excess cash described in the preceding sentence, to the extent it is not borrowed by Safeway, (ii) lending us an amount necessary to satisfy our short-term working capital requirements (as calculated in accordance with the agreement), up to an aggregate of $175 million in U.S. dollars, such amounts to be lent under unsecured demand promissory notes, and (iii) providing guarantees for liabilities related to our operating activities for a certain period of time. We intend to terminate this agreement by the end of March 2014, in connection with the anticipated entry into the credit facility described in “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

Critical Accounting Policies and Estimates

Critical accounting policies are those accounting policies that our management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Significant estimates and assumptions affect, among other things, allowances for doubtful accounts and sales adjustments, useful lives of assets, card redemption patterns and lives, and valuation assumptions with respect to goodwill, contingent business acquisition liabilities, other intangible assets, common stock and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement; the service or product has been provided to the customer; collection of our commissions and fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable.

Commissions and Fees

We derive the majority of our revenues from commissions and fees paid by our content providers for distribution and program management of prepaid cards. Gross commissions are generally recognized as revenue at the time of card activation. For our proprietary Visa gift card and PayPower GPR card, we serve as the program manager operating in conjunction with our issuing banks. Consequently, all of the purchase fees for these cards are deferred and recognized ratably in proportion to historical redemption patterns over the estimated life of the card, presently 12 months for our proprietary Visa gift cards and four months for the GPR cards. Fees for reloading GPR cards are recognized when funds are transferred onto the card.

For the American Express and MasterCard network-branded gift cards and nonproprietary GPR cards, consumers pay a purchase fee in addition to the amount loaded onto the card. We receive a portion of the consumer fees for our marketing and distribution services provided to American Express and the MasterCard program manager. We recognize the gross fee paid on the cards at the point of sale when the consumer loads funds onto the cards.

Program, Interchange, Marketing and Other Fees

We generate revenues related to redemption processing and account maintenance that occurs after the initial activation and load onto a card for which we act as program manager. Monthly or transaction/usage based fees are charged on our proprietary Visa gift, PayPower GPR and incentive cards. Revenue for these cards is recognized when the fees are charged and deducted from card balances. When cardholders make purchases at merchants, we also earn and recognize a portion of the network interchange fees charged to the merchant by the issuing banks or by Discover. We also have agreements with our issuing banks where the bank pays us a program management fee based on a percentage of the load value of certain Visa gift cards. We recognize such fees in proportion to historical redemption patterns over the estimated card life, presently 12 months. The fee percentage is subject to quarterly renegotiation and may be adjusted based on changes in the underlying redemption patterns, escheat obligations, regulations and other factors that change the underlying economics of the card portfolio. We receive fees, recognized as revenue, from our issuing banks for certain Visa gift and Visa and MasterCard incentive cards, based on a contractual percentage of the unredeemed funds when the funds expire, and we also recognize revenue resulting from unredeemed funds on Discover incentive cards that we issue. We recognize these revenues when the funds expire. Other fee revenue is generated primarily from marketing payments from our content providers which are reported on a gross basis and are recognized when services are rendered, items shipped or fees contractually earned.

Product Sales

We also generate revenue by selling previously owned closed loop gift cards that we acquired at a discount, by selling telecom handsets to our distribution partners and by providing some of our content providers with design, development and production services related to their individual prepaid card programs. Revenue is recognized on a gross basis when items are shipped or delivered, based on the underlying shipping terms.

Income Tax Expense

Prior to our Offering, income tax expense and related current and deferred income are calculated assuming that we filed a hypothetical stand-alone income tax return for both federal and state purposes. After the Offering, income tax expense and related current and deferred income taxes are calculated on a stand-alone basis except for a hypothetical stand-alone income tax return for certain states where we continue to be included in Safeway’s consolidated tax return. We have historically been included in Safeway’s consolidated group for U.S. federal income tax purposes and in certain consolidated, combined or unitary groups for state and local income tax purposes. We are also party to a tax sharing agreement with Safeway, or the TSA, which is generally designed to approximate the tax liability that for (i) U.S. federal income tax purposes, would be incurred if we filed our own federal consolidated income tax return separate from the Safeway consolidated group and (ii) state and local income tax purposes, would represent our proportionate share of the tax liability shown due on any state or local combined, consolidated or unitary state or local income tax return filed by Safeway in which we or any of our subsidiaries were included. Effective December 30, 2012, we and Safeway amended and restated the TSA (Amended TSA). For state and local income tax purposes, the Amended TSA provides that we and Safeway generally make payments to each other such that, with respect to state and local income tax returns for any taxable period in which we or any of our subsidiaries are included in Safeway’s combined, consolidated or unitary group for state or local income tax purposes, the amount of taxes to be paid by us is determined, subject to certain limitations, by calculating the excess of any taxes shown due on any such return over the amount that would otherwise be due if the return were recalculated by excluding us and any of our included subsidiaries.

We are charged for our portion of income taxes under the TSA and periodically settle this liability with Safeway through an intercompany obligation on our consolidated balance sheet. In 2013 and 2012, we paid Safeway $16.3 million and $22.5 million, respectively, for current and prior years’ taxes due under the TSA (we did not make any payments under the TSA in 2011). Differences have and may continue to arise between our hypothetical tax liability under GAAP and the TSA liability. To the extent any of these amounts represent a permanent difference, we record the amount in equity as an increase or decrease to Additional paid-in capital, rather than as an increase or decrease to tax expense, since these amounts will never be payable under the TSA. As a result of our Offering, we will no longer be included in Safeway’s federal tax return and certain state and local tax returns, and will begin to file tax returns and settle amounts due directly with such tax authorities. We settle amounts due to or from Safeway related to fiscal periods prior to the Offering pursuant to the terms of the TSA and continue to be included with Safeway in certain state and local tax returns and to settle such amounts pursuant to the TSA. We do not expect that the change in tax status or settlement terms will materially affect its consolidated financial statements.

We are engaged in discussions with Safeway to amend the TSA for the purpose of accommodating a Spin-Off that may or may not be tax-free to Safeway and its stockholders. In March 2014, Safeway announced that it had entered into a definitive agreement to merge with Albertsons and that it expects to complete the Spin-Off by mid-April. If the Merger is completed, it is expected that the distribution of our shares in the Spin-Off will be taxable to Safeway and its stockholders. Please see “—Liquidity and Capital Resources” above for further information. We believe that if the Spin-Off is completed by mid-April 2014 and the Spin-Off is ultimately determined to be taxable to Safeway, we may realize certain federal and state income tax benefits that are potentially material. In these circumstances, it is anticipated that there will be a step-up in the tax basis of Blackhawk’s assets that could generate approximately $30 million in cash tax savings per annum for Blackhawk. On a present value basis, using a 10% discount rate, over 15 years this tax savings is valued at approximately $230 million. The actual benefits realized will be dependent upon, among other things, Blackhawk generating adequate taxable income to fully utilize the deductions and the value of Blackhawk at the time of the Spin-Off. Though we might be responsible for payment of the estimated taxes associated with the distribution, pursuant to the merger agreement and the TSA, Safeway will be responsible for the corporate tax on the distribution of Blackhawk shares to Safeway shareholders in this situation. It is anticipated the amended TSA will address the manner, amount and timing of the tax payments related to the distribution. In addition, we expect the amended TSA to provide for other circumstances under which we may share tax liabilities and/or benefits with Safeway.

Stockholders are cautioned that we do not control the timing of any Spin-Off, whether a Spin-Off will or will not be taxable to Safeway and its stockholders, or the resulting tax impact on Blackhawk. Therefore no assurance can be given that we will realize any tax benefit from a Spin-Off or the amount or timing of any potential tax benefit.

Business Acquisitions

We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income.

Goodwill and Intangible Assets

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be periodically evaluated for impairment.

We test goodwill for impairment at the reporting unit level at least annually (on the first day of the fourth quarter), or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. A two-step process is required to evaluate impairment. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment.

Under GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. We have concluded that we operate in one segment and have one reporting unit for impairment testing purposes.

Intangible assets consist of acquired distribution partner, content provider and customer relationships, patents, domain and trade names, and other intangibles as well as distribution partner relationships resulting from the issuance of equity awards, which we amortize on a straight-line or accelerated basis, based on our assessment of the pattern of economic benefits, over their expected useful lives ranging from one to 15 years. For acquisitions, we classify acquired software technology as Property, equipment and technology, net.

Cost of Software Developed or Obtained for Internal Use

We capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, typically estimated to be five years. Costs incurred prior to meeting these criteria are expensed as incurred. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements.

Income Tax Contingencies

Safeway is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities with respect to tax returns which include Blackhawk, and we are subject to periodic audits by various federal, foreign, state and local taxing authorities with respect to our applicable separate company tax returns. These audits may challenge certain of our tax positions, such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish tax liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect our effective tax rate and cash flows in future years.

Employee Stock-Based Compensation

We account for all stock-based awards to employees, including grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance stock units, as compensation based on the fair value of the award at the grant date and amortize the fair value over the requisite service period, which is generally the vesting period.

We determine the fair value of restricted stock, restricted stock units and performance stock units as the grant date fair value of our common stock and the fair value of our stock option and stock appreciation rights using the Black-Scholes option pricing model. The resulting fair value, less estimated forfeitures, is amortized on a straight-line basis to expense over the requisite service period as the employee vests into the award. The Black-Scholes option pricing model incorporates certain assumptions, such as the estimated fair value of our common stock, expected volatility, the expected life of the option, the risk-free interest rate, the expected forfeiture rate and the expected dividend yield in order to arrive at a fair value estimate.

•	Fair Value of Common Stock—Prior to our Offering in April 2013, we did not have a trading history for our common stock and the fair value is determined by our board of directors. For additional information about the factors and assumptions used by our board of directors to make this determination, please see “—Valuation of Common Stock.”

•	Volatility—Prior to our Offering in April 2013, we did not have a trading history for our common stock, and following our Offering, we have only a limited trading history. The expected price volatility for our common stock was estimated based upon historical volatility for comparable publicly traded companies over a five-year period.

•	Expected Term—The expected term was estimated using the simplified method allowed under SEC Staff Accounting Bulletin No. 110, Share-Based Payment.

•	Risk-free Rate—The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term of the stock options for each stock option group.

•	Forfeiture Rate—We estimated the forfeiture rate using our historical experience with forfeitures. We review the estimated forfeiture rates each period end and make changes as factors affecting the forfeiture rate calculations and assumptions change.

•	Dividend Yield—Expected dividend yield is based on our dividend policy at the time the options were granted. Other than the December 2012 extraordinary cash dividend of $1.369 per share, we have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. Consequently, we have historically used an expected dividend yield of zero.

The assumptions we use in the option pricing model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes option pricing model change significantly, compensation expense for future awards may differ materially compared to awards previously granted.

Valuation of Common Stock

Prior to our Offering in April 2013, our board of directors periodically determined and established the fair value of our common stock by considering at the time of grant a number of objective and subjective factors, including discounted cash flow analysis, comparable company analysis, regular periodic valuations from an independent third-party valuation firm, overall market conditions, repurchases of our common stock, and our current, historical and expected future operating performance. This approach is consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

One of the factors considered by our board of directors was a periodic independent third-party valuation analysis, which was based on a combination of market and income approaches. Under the market approach, consideration was given to pricing information for similar public companies, referred to as the guideline (or comparable) publicly traded company methodology, and to relevant transactions involving the sales of similar companies, referred to as the mergers and acquisitions method. The income approach discounted expected future cash flows to their present value at a discount rate based upon our weighted-average cost of capital that considered the risk-free rate, as well as risks associated with an investment in the business. The projections used in connection with the market and income valuation approaches were based on our expected operating results and cash flows over the forecast period. A key component in determining the fair value of our common stock was developing an estimate of our enterprise value based on a weighting of the market and income approaches. In determining the enterprise value, we historically placed greater weighting on the guideline public company method as compared to the mergers and acquisitions method and the income approach due to the number of public company comparables, how closely they related to our company, our consistently positive EBITDA generation and our expected EBITDA growth over the next few years. Our peer group was comprised of a number of U.S. based publicly traded companies primarily focused on prepaid cards and processing of electronic payment transactions. Uncertainty and subjectivity were inherent in these fair value estimates. If different peer companies, discount rates and other assumptions had been used, the valuations would have been different.

Equity Instruments Issued to Distribution Partners

In conjunction with marketing and distribution service agreements, we have issued common stock and warrants to five of our distribution partners. Certain of these instruments contain services and/or performance conditions, and three of them provided the holder with a right to put the instrument back to us at fair value or its redemption value. Two of these instruments were issued in April 2013 without any related put rights. In addition, we were required under the terms of an investor agreement with one of these distribution partners to offer such partner a purchase right in connection with certain issuances of our securities. Measuring the fair value of each of these instruments, determining the requisite service period over which to amortize the fair value and determining the appropriate classification in our consolidated balance sheets is complex and requires significant judgment. For all of these instruments, we initially measured the fair value of these instruments using a Black-Scholes option pricing model with input assumptions similar to our employee stock option grants, except for the expected term, which equals the terms of the service or warrant agreements.

For the instruments with service and/or performance conditions, the fair value of the equity instrument is re-measured, or marked to market, at each reporting date to its fair value and expensed to Sales and marketing expense in our consolidated statements of income, generally over the requisite service or performance period. Due to the holder’s put right, the fair value of two of these instruments was reflected as Warrant and common stock liabilities in our consolidated balance sheets. Our Offering terminated the put and call rights for these two awards. The termination of the call rights eliminated the performance conditions of these equity instruments, and, accordingly, we expensed the remaining unamortized fair value of with an offsetting increase to Additional paid-in capital. Further, we reclassified Warrant and common stock liabilities related to these put rights to Additional paid-in capital. The redemption value of a third instrument was recorded in Redeemable equity, since the holder had a contingent put right, but had not yet achieved a measurement or performance commitment date. Our Offering terminated the put right and we reclassified Redeemable equity to Stockholders’ equity. Our Offering did not affect the performance condition of this award, so we will continue to mark-to-market this award over the service period.

For the instruments with no service and/or performance conditions, we recorded the initial measurement of the fair value of the instruments in Additional paid-in capital with an offset to Intangible assets and amortize the assets to Sales and marketing expense over the term of the related marketing and distribution services agreements.

Recently Adopted or Issued Accounting Pronouncements

In 2013, we adopted a new standard that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and into net income by the respective line item by component. We have adopted this standard retrospectively.

In 2013, the Financial Accounting Standards Board issued a new standard regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We will adopt this standard in the first quarter of 2014 and do not expect the adoption to materially affect our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hedge this exposure as, to date, it has not been significant. We also have exposure to interest rate risk to the extent we invest our cash with third-party financial institutions. The majority of our cash has been invested with our parent company through overnight advances. Investments with third-party financial institutions have not been significant.

Interest Rate Risk

We are also exposed to interest rate risk associated with the investing of available cash. We invest available cash in conservative short-term instruments and are primarily subject to changes in short-term interest rates.

Currency Risk

We currently have international operations in countries which include Australia, Canada, Mexico, the United Kingdom and other countries in the European Union. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in foreign exchange translation gains and losses. We had unrealized foreign currency translation gains of approximately $1.1 million in 2012; and unrealized foreign currency translation losses of $3.2 million and $1.5 million in 2013 and 2011, respectively. Our realized foreign transaction gains and losses were immaterial in 2013, 2012 and 2011. If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results of operations and cash flows would not be materially affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the report of our independent registered public accounting firm are included in this Annual Report beginning on page F-1. The index to these reports and our financial statements is included in Part IV, Item 15 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2013. Based on the evaluation of our disclosure controls and procedures as of December 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION.

On December 4, 2013, our Compensation Committee approved a base salary increase to $550,000 for Talbott Roche.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2014 annual meeting of stockholders (the Proxy Statement) entitled “Election of Class I Directors.”

Information required by this Item regarding our corporate governance, including our audit committee and code of business conduct and ethics, is incorporated by reference to the sections of the Proxy Statement entitled “Corporate Governance.”

Information required by this Item regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Information Regarding the Board of Directors and its Committees” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance –Independence of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on the pages indicated:

2.	Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

3.	Exhibits. A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: March 14, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Ulrich and William Tauscher, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Y. Tauscher William Y. Tauscher	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2014

/s/ Jerry Ulrich Jerry Ulrich	Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	March 14, 2014

/s/ Joan B. Lockie Joan B. Lockie	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2014

/s/ Steven A. Burd	Director	March 14, 2014
Steven A. Burd

/s/ Robert L. Edwards	Director	March 14, 2014
Robert L. Edwards

/s/ Mohan Gyani	Director	March 14, 2014
Mohan Gyani

Signature	Title	Date

/s/ Paul Hazen	Director	March 14, 2014
Paul Hazen

/s/ Douglas J. Mackenzie	Director	March 14, 2014
Douglas J. Mackenzie

/s/ Lawrence F. Probst III	Director	March 14, 2014
Lawrence F. Probst III

/s/ Arun Sarin	Director	March 14, 2014
Arun Sarin

		Incorporated by Reference				Filed
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.2	April 25, 2013

3.2	Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.3	April 25, 2013

4.1	Specimen Stock Certificate.	S-1	333-187325	4.1	April 8, 2013

4.2	Fourth Amended and Restated Stockholders’ Agreement, dated as of March 14, 2013, by and among Blackhawk Network Holdings, Inc., Safeway Inc. and certain other stockholders.	S-1	333-187325	4.2	March 18, 2013

4.3†	Investor Agreement, dated as of July 27, 2009.	S-1	333-187325	4.3	March 18, 2013

4.4†	Investor Agreement, dated as of January 5, 2011.	S-1	333-187325	4.4	March 18, 2013

4.5†	Amended and Restated Investor Agreement, dated as of March 31, 2011.	S-1	333-187325	4.5	March 18, 2013

10.1†	Amended and Restated Alliance Partner Program Agreement, effective December 30, 2012, between Blackhawk Network, Inc. and Safeway Inc.	S-1	333-187325	10.1	March 18, 2013

10.2	Amendment No, 1 to Amended and Restated Alliance Partners Program Agreement, effective February 19, 2014, between Blackhawk Network, Inc. and Safeway Inc.					X

10.3†	Amended and Restated Alliance Partners Program Agreement, effective December 30, 2012, between Blackhawk Network (Canada) Ltd. and Canada Safeway Limited.	S-1	333-187325	10.2	March 18, 2013

10.4†	Sublease Agreement, dated as of July 29, 2010, between Safeway Inc. and Blackhawk Network, Inc., and Amendment No. 1 to Sublease Agreement, dated as of January 1, 2013, between Safeway Inc. and Blackhawk Network, Inc.	S-1	333-187325	10.3	March 18, 2013

10.5	Form of Unsecured Demand Promissory Note.	S-1	333-187325	10.4	March 18, 2013

		Incorporated by Reference				Filed
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Herewith

10.6	Fourth Amended and Restated Unsecured Demand Promissory Note, dated October 23, 2013	8-K	001-35882	10.1	October 25, 2013

10.7	Amended and Restated Tax Sharing Agreement, effective as of December 30, 2012, by and among Safeway Inc. its affiliates and Blackhawk Network Holdings, Inc. and its affiliates.	S-1	333-187325	10.5	March 18, 2013

10.8	Blackhawk Network Agreement for Services (U.S.), effective as of October 19, 2011, between Blackhawk Network, Inc. and Safeway Inc.	S-1	333-187325	10.6	March 18, 2013

10.9	Blackhawk Network Agreement for Services (Canada), effective as of November 1, 2011, between Blackhawk Network (Canada) Ltd. and Canada Safeway Limited, and Amendment No. 1.	S-1	333-187325	10.7

10.10	Amended and Restated Administrative Services Agreement (Safeway Services to Blackhawk), effective as of March 15, 2013, between Blackhawk Network, Inc. and Safeway Inc.	S-1	333-187325	10.8	March 18, 2013

10.11	Stock Purchase Warrant, dated as of April 4, 2013.	S-1	333-187325	10.9	April 8, 2013

10.12†	Warrant Issuance Agreement, dated as of November 3, 2010.	S-1	333-187325	10.10	March 18, 2013

10.13†	Stock Purchase Warrant, dated as of January 5, 2011.	S-1	333-187325	10.11	March 18, 2013

10.14†	Stock Purchase Warrant, dated as of March 1, 2011.	S-1	333-187325	10.12	March 18, 2013

10.15†	Gift Card Sales and Management Agreement, effective as of January 1, 2004, by and between Blackhawk Marketing Services, Inc. and Safeway Inc.	S-1	333-187325	10.13	March 18, 2013

10.16†	Amendment No. 1 to Gift Card Sales and Management Agreement, effective as of February 24, 2006, by and between Blackhawk Marketing Services, Inc. and Safeway Inc.	S-1	333-187325	10.14	March 18, 2013

		Incorporated by Reference				Filed
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Herewith

10.17†	Gift Card Transfer and Management Agreement, effective as of February 24, 2006, by and between Blackhawk Marketing Services, Inc. and Safeway Gift Cards, LLC.	S-1	333-187325	10.15	March 18, 2013

10.18†	Office Space Lease, dated as of July 1, 2011, between Safeway Inc. and Blackhawk Networks, Inc.	S-1	333-187325	10.16	March 18, 2013

10.19	Amended and Restated Administrative Services Agreement (Blackhawk Services to Safeway), effective as of March 15, 2013, between Safeway Inc. and Blackhawk Network, Inc.	S-1	333-187325	10.17	March 18, 2013

10.20†	Gift Card Agreement—Bulk and Online Sales, effective as of November 2, 2007, by and among Blackhawk Network, Inc., Safeway Gift Cards, LLC and Safeway Inc.	S-1	333-187325	10.18	March 18, 2013

10.21+	Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1	333-187325	10.19	April 3, 2013

10.22+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1	333-187325	10.20	March 18, 2013

10.23+	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement for Amended and Restated 2006 Restricted Stock Plan.	S-1	333-187325	10.21	March 18, 2013

10.24+	Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.22	April 3, 2013

10.25+	Form of Non-Qualified Stock Option Grant Notice for Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.23	March 18, 2013

10.26+	Form of Stock Appreciation Right Grant Notice for Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.24	March 18, 2013

10.27+	2013 Equity Incentive Award Plan.	S-8	333-188456	10.4	May 8, 2013

10.28+	Form of Stock Option Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.7	May 14, 2013

		Incorporated by Reference				Filed
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Herewith

10.29+	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.8	May 14, 2013

10.30+	Form of Restricted Stock Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.9	May 14, 2013

10.31+	Form of Stock Appreciation Rights Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.10	May 14, 2013

10.32+	2013 Employee Stock Purchase Plan	Sch 14C	001-35882	Appendix A	December 5, 2013

10.33+	Non-Employee Director Compensation Program.	S-1	333-187325	10.26	March 18, 2013

10.34+	Jerry Ulrich Employment Offer Letter, dated June 1, 2006.	S-1	333-187325	10.27	April 15, 2013

10.35	Form of Indemnification Agreement between Blackhawk Network Holdings, Inc. and each of its directors and officers.	S-1	333-187325	10.28	March 18, 2013

10.36†	Servicing Agreement, effective as of March 30, 2012, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems, as amended by Amendment No. 1 thereto, dated as of November 5, 2012.	S-1	333-187325	10.29	March 27, 2013

10.37†	Amendment No. 2 to Servicing Agreement, dated as of October 31, 2013, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.					X

10.38	Administrative Cooperation Agreement, by and between Blackhawk Network Holdings, Inc. and Safeway Inc.	S-1	333-187325	10.30	April 3, 2013

10.39	Cash Management and Treasury Services Agreement, effective as of April 4, 2013, by and between Blackhawk Network Holdings, Inc. and Safeway Inc.	S-1	333-187325	10.31	April 8, 2013

10.40†	Stock Purchase Warrant, dated as of April 2, 2013.	S-1	333-187325	10.32	April 3, 2013

10.41†	Stock Purchase Warrant, dated as of April 2, 2013.	S-1	333-187325	10.33	April 3, 2013

		Incorporated by Reference				Filed
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Herewith

10.42†	Stock Purchase Warrant, dated as of April 2, 2013.	10-Q	001-35882	4.4	July 25, 2013

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS††	XBRL Instance Document					X

101.SCH††	XBRL Taxonomy Extension Schema					X

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF††	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB††	XBRL Taxonomy Extension Label Linkbase					X

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

(b)	Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blackhawk Network Holdings, Inc.

Pleasanton, CA

We have audited the accompanying consolidated balance sheets of Blackhawk Network Holdings, Inc. and subsidiaries (the “Company”) (a majority owned subsidiary of Safeway Inc.) as of December 28, 2013 and December 29, 2012 and the related consolidated statements of income, comprehensive income, redeemable equity and stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blackhawk Network Holdings, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the consolidated financial statements have been prepared as if the Company existed on a stand-alone basis for the periods presented, but may not necessarily reflect the results of operations, financial position or cash flows that would have been achieved if the Company had existed on a stand-alone basis separate from Safeway Inc. during the periods presented. Portions of certain expenses represent allocations arising from certain shared services and infrastructure provided by Safeway Inc.

/s/ Deloitte & Touche LLP

San Francisco, California

March 14, 2014

BLACKHAWK NETWORK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	Year-end 2013	Year-end 2012
ASSETS
Current assets:
Cash and cash equivalents	$550,380	$172,665
Overnight cash advances to Parent	—	495,000
Settlement receivables, net ($95,317 and $75,124 from Parent)	813,448	510,853
Accounts receivable, net ($1,833 and $4,229 from Parent)	126,369	101,001
Deferred income taxes	20,145	10,499
Prepaid expenses and other current assets ($8,268 and $0 from Parent)	67,474	53,968

Total current assets	1,577,816	1,343,986
Property, equipment and technology, net	79,663	66,998
Intangible assets, net	98,689	1,699
Goodwill	133,521	42,729
Restricted cash	—	8,968
Deferred income taxes	727	1,937
Other assets ($5,555 and $0 from Parent)	90,678	67,394

TOTAL ASSETS	$1,981,094	$1,533,711

LIABILITIES, REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables ($1,636 and $4,952 to Parent)	$1,484,047	$1,231,429
Consumer and customer deposits	54,915	8,989
Accounts payable and accrued operating expenses ($3,554 and $4,235 to Parent)	99,499	68,515
Other current liabilities ($0 and $19,604 to Parent)	81,270	77,038

Total current liabilities	1,719,731	1,385,971
Warrant and common stock liabilities	—	26,675
Deferred income taxes	24,488	266
Other liabilities ($0 and $3,072 to Parent)	8,711	23,152

Total liabilities	1,752,930	1,436,064

Commitments and contingencies (see Note 6 and Note 11)
Redeemable equity	—	34,997

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares issued or outstanding as of year-end 2013 and 2012	—	—
Class A common stock: $0.001 par value; 125,000 and 0 shares authorized, respectively; 12,235 and 0 issued, respectively; 12,188 and 0 shares outstanding, respectively	12	—
Class B common stock: $0.001 par value; 125,000 and 140,000 shares authorized, respectively; 40,678 and 51,681 issued, respectively; 40,252 and 51,274 shares outstanding, respectively	41	51
Additional paid-in capital	107,139	31,542
Treasury stock	(126)	—
Accumulated other comprehensive income (loss)	(2,873)	298
Retained earnings	116,975	30,669

Total Blackhawk Network Holdings, Inc. equity	221,168	62,560
Non-controlling interest	6,996	90

Total stockholders’ equity	228,164	62,650

TOTAL LIABILITIES, REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY	$1,981,094	$1,533,711

See accompanying notes to the consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
OPERATING REVENUES:
Commissions and fees	$904,796	$786,552	$639,633
Program, interchange, marketing and other fees	141,735	103,432	87,551
Product sales	91,557	69,085	24,622

Total operating revenues	1,138,088	959,069	751,806

OPERATING EXPENSES:
Distribution partner commissions	597,437	510,789	410,781
Processing and services	157,868	137,105	117,263
Sales and marketing	171,569	129,285	101,581
Costs of products sold	86,357	66,265	22,567
General and administrative	50,830	41,370	38,901
Business acquisition expense (benefit) and amortization of acquisition intangibles	(9,280)	(2,550)	591

Total operating expenses	1,054,781	882,264	691,684

OPERATING INCOME	83,307	76,805	60,122
OTHER INCOME (EXPENSE):
Interest income and other income, net	241	1,297	1,536
Interest expense	—	(11)	(5)

INCOME BEFORE INCOME TAX EXPENSE	83,548	78,091	61,653
INCOME TAX EXPENSE	29,862	30,199	25,154

NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	53,686	47,892	36,499

Add: Net loss attributable to non-controlling interests (net of tax)	418	273	—

NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$54,104	$48,165	$36,499

EARNINGS PER SHARE – CLASS A AND CLASS B:
Basic	$1.04	$0.93	$0.71
Diluted	$1.02	$0.93	$0.70
Weighted average shares outstanding—basic	51,164	50,045	50,225
Weighted average shares outstanding—diluted	52,402	50,045	50,877

See accompanying notes to the consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	$53,686	$47,892	$36,499
Other comprehensive income (loss):
Currency translation adjustments	(3,195)	1,088	(1,487)

COMPREHENSIVE INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	50,491	48,980	35,012
Add: Comprehensive net loss attributable to non-controlling interests (net of tax)	442	273	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$50,933	$49,253	$35,012

See accompanying notes to the consolidated financial statements.

BLACKHAWK NETWORK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
OPERATING ACTIVITIES:
Net income before allocation to non-controlling interest	$53,686	$47,892	$36,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,479	18,431	15,123
Program development cost amortization	21,039	17,016	13,337
Provision for doubtful accounts and sales adjustments	4,162	2,592	3,065
Employee stock-based compensation expense	8,524	5,008	3,028
Distribution partner mark-to-market expense	8,598	2,432	3,260
Change in fair value of contingent consideration	(14,740)	(2,974)	89
Excess tax benefit from stock-based awards	(2,411)	(367)	(616)
Deferred income taxes	(1,053)	(4,685)	3,653
Other	155	258	127
Changes in operating assets and liabilities:
Settlement receivables	(289,974)	(261,197)	(73,174)
Settlement payables	239,667	237,967	222,386
Accounts receivable, current and long term	(21,327)	(29,957)	(17,641)
Prepaid expenses and other current assets	(4,827)	(7,705)	(9,275)
Other assets	(37,160)	(25,745)	(18,936)
Consumer and customer deposits	714	(1,960)	(2,284)
Accounts payable and accrued operating expenses	27,235	8,979	9,869
Other current and long-term liabilities	11,148	9,656	16,062
Income taxes, net	(3,665)	4,516	20,580

Net cash provided by operating activities	28,250	20,157	225,152

INVESTING ACTIVITIES:
Change in overnight cash advances to Parent	495,000	103,800	(94,157)
Expenditures for property, equipment and technology	(30,010)	(23,838)	(29,255)
Purchase of intangible assets	(400)	—	(410)
Business acquisitions, net of cash received	(149,370)	—	(9,580)
Sale of trading securities	29,749	—	—
Change in restricted cash	8,968	—	(152)
Other	(250)	(160)	(100)

Net cash provided by (used in) investing activities	353,687	79,802	(133,654)

FINANCING ACTIVITIES:
Dividends paid	(145)	(69,916)	—
Payments of acquisition liability	(5,615)	(9,407)	—
Payments for initial public offering costs	(4,694)	(846)	—
Reimbursement for initial public offering costs	5,540	—	—
Proceeds from exercise of stock options	3,548	208	218
Proceeds from issuance of common stock to distribution partner	—	—	152
Repurchase of redeemable common stock	(171)	(2,259)	—
Payments for surrendered stock-based awards for taxes	(852)	(415)	(428)
Excess tax benefit from stock-based awards	2,411	367	616
Contribution from non-controlling interest	435	199	—
Other	—	49	—

Net cash provided by (used in) financing activities	457	(82,020)	558

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,679)	1,052	(18)

INCREASE IN CASH AND CASH EQUIVALENTS	377,715	18,991	92,038
CASH AND CASH EQUIVALENTS—Beginning of year	172,665	153,674	61,636

CASH AND CASH EQUIVALENTS—End of year	$550,380	$172,665	$153,674

(Continued)

See accompanying notes to the consolidated financial statements.

BLACKHAWK NETWORK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest paid to Parent	$—	$11	$—
Income taxes paid ($16,336, $22,454, ($1,465) payments to (refunds from) Parent)	$29,658	$30,078	$905
Noncash investing and financing activities:
Reclassification of warrant and common stock liabilities to additional paid-in capital upon initial public offering	$27,121	$—	$—
Reclassification of redeemable equity to stockholders’ equity upon initial public offering	$36,171	$—	$—
Intangible assets recognized for the issuance of fully vested warrants	$22,183	$—	$—
Working capital adjustment of business acquisition in liabilities	$2,254	$—	$—
Working capital adjustment of business acquisition in receivables	$1,050	$—	$—
Financing of business acquisition with liabilities	$—	$—	$32,647
Conversion of income tax payable and deferred taxes to additional paid-in capital	$2,172	$19	$280
Purchase of property and equipment included in accounts payable and accrued liabilities	$1,207	$2,431	$2,427
Initial public offering costs included in accounts payable and accrued liabilities	$—	$1,705	$—

See accompanying notes to the consolidated financial statements.

BLACKHAWK NETWORK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY

(in thousands)

	Redeemable Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non- Controlling Interest	Total Stock-holders’ Equity
		Shares	Amount	Shares	Amount
BALANCE—January 1, 2011	$26,632	—	$—	51,462	$51	$21,028	$—	$697	$27,528	$49,304	$—	$49,304
Comprehensive income	—	—	—	—	—	—	—	(1,487)	36,499	35,012	—	35,012
Amortization of employee restricted stock	—	—	—	—	—	743	—	—	—	743	—	743
Stock-option employee compensation	—	—	—	—	—	2,285	—	—	—	2,285	—	2,285
Mark-to-market adjustment on common stock issued to distribution partner	—	—	—	—	—	788	—	—	—	788	—	788
Mark-to-market adjustment on warrant issued to distribution partner	—	—	—	—	—	482	—	—	—	482	—	482
Tax benefit deficiency from stock-based awards, net	—	—	—	—	—	(449)	—	—	—	(449)	—	(449)
Adjustment to redeemable equity	3,690	—	—	—	—	566	—	—	(4,256)	(3,690)	—	(3,690)
Exercise of options	1,124	—	—	62	—	—	—	—	—	—	—	—
Surrender of options upon cashless exercise	(1,286)	—	—	—	—	—	—	—	—	—	—	—
Surrender of restricted stock awards	(48)	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock award	—	—	—	90	—	—	—	—	—	—	—	—
Shares issued to distribution partner	—	—	—	8	—	—	—	—	—	—	—	—
Conversion of income taxes payable to equity	—	—	—	—	—	280	—	—	—	280	—	280

BALANCE—December 31, 2011	$30,112	—	—	51,622	$51	$25,723	—	$(790)	$59,771	$84,755	$—	$84,755

(Continued)

See accompanying notes to the consolidated financial statements.

BLACKHAWK NETWORK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY

(in thousands)

	Redeemable Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non- Controlling Interest	Total Stock-holders’ Equity
		Shares	Amount	Shares	Amount
BALANCE—December 31, 2011	$30,112	—	$—	51,622	$51	$25,723	$—	$(790)	$59,771	$84,755	$—	$84,755
Comprehensive income	—	—	—	—	—	—	—	1,088	48,165	49,253	(273)	48,980
Amortization of employee restricted stock	—	—	—	—	—	1,595	—	—	—	1,595	—	1,595
Stock-option employee compensation	—	—	—	—	—	3,413	—	—	—	3,413	—	3,413
Mark-to-market adjustment on common stock issued to distribution partner	—	—	—	—	—	475	—	—	—	475	—	475
Mark-to-market adjustment on warrant issued to distribution partner	—	—	—	—	—	225	—	—	—	225	—	225
Excess tax benefit from stock-based awards, net	—	—	—	—	—	92	—	—	—	92	—	92
Adjustment to redeemable equity	7,351	—	—	—	—	—	—	—	(7,351)	(7,351)	—	(7,351)
Exercise of options	390	—	—	41	—	—	—	—	—	—	—	—
Surrender of options upon cashless exercise	(394)	—	—	—	—	—	—	—	—	—	—	—
Repurchase of redeemable shares	(2,259)	—	—	—	—	—	—	—	—	—	—	—
Surrender of restricted stock awards	(203)	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	18	—	—	—	—	—	—	—	—
Dividends paid to common shareholders ($1.369 per share)	—	—	—	—	—	—	—	—	(69,916)	(69,916)	—	(69,916)
Conversion of income taxes payable to equity	—	—	—	—	—	19	—	—	—	19	—	19
Non-controlling interest upon consolidation	—	—	—	—	—	—	—	—	—	—	164	164
Contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	—	199	199

BALANCE—December 29, 2012	$34,997	—	—	51,681	$51	$31,542	—	$298	$30,669	$62,560	$90	$62,650

(Continued)

See accompanying notes to the consolidated financial statements.

BLACKHAWK NETWORK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY

(in thousands)

	Redeemable Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non- Controlling Interest	Total Stock-holders’ Equity
		Shares	Amount	Shares	Amount
BALANCE—December 29, 2012	$34,997	—	$—	51,681	$51	$31,542	$—	$298	$30,669	$62,560	$90	$62,650
Comprehensive income	—	—	—	—	—	—	—	(3,171)	54,104	50,933	(442)	50,491
Stock-based employee compensation expense	—	—	—	—	—	8,524	—	—	—	8,524	—	8,524
Exercise of options	66	—	—	444	1	3,680	—	—	—	3,681	—	3,681
Surrender of stock-based equity awards for taxes	(465)	58	—	(58)	—	(460)	(126)	—	—	(586)	—	(586)
Excess tax benefit from stock-based awards, net	—	—	—	—	—	2,146	—	—	—	2,146	—	2,146
Repurchase of redeemable common stock	(171)	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	137	—	228	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	16	—	—	—	—	—	—	—	—
Mark-to-market adjustment on common stock and warrants issued to distribution partners	—	—	—	—	—	8,003	—	—	—	8,003	—	8,003
Issuance of fully vested warrants to distribution partners	—	—	—	—	—	22,332	—	—	—	22,332	—	22,332
Reclassification of income taxes payable and deferred taxes to additional paid-in capital	—	—	—	—	—	2,172	—	—	—	2,172	—	2,172
Reclassification of warrant and common stock liabilities upon initial public offering	—	—	—	—	1	27,120	—	—	—	27,121	—	27,121
Exercise of warrant	—	—	—	407	—	—	—	—	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	—	484	484
Fair value of non-controlling interests recognized from business combination	—	—	—	—	—	—	—	—	—	—	6,864	6,864
Dividends paid (See Note 7—Capital Stock)	—	—	—	—	—	—	—	—	(145)	(145)	—	(145)
Adjustment to redeemable equity	1,744	—	—	—	—	—	—	—	(1,744)	(1,744)	—	(1,744)
Reclassification of redeemable equity upon initial public offering	(36,171)	—	—	—	—	2,080	—	—	34,091	36,171	—	36,171
Conversion of Class B common stock to Class A common stock upon initial public offering	—	11,500	11	(11,500)	(11)	—	—	—	—	—	—	—
Other conversion of Class B common stock to Class A common stock	—	540	1	(540)	(1)	—	—	—	—	—	—	—

BALANCE—December 28, 2013	$—	12,235	$12	40,678	$41	$107,139	$(126)	$(2,873)	$116,975	$221,168	$6,996	$228,164

See accompanying notes to the consolidated financial statements.

BLACKHAWK NETWORK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies

The Company

Blackhawk Network Holdings, Inc., together with its subsidiaries (Blackhawk, or the Company), is a majority-owned subsidiary of Safeway Inc. (Safeway or Parent). As of December 28, 2013, Safeway owned approximately 72.2% of Blackhawk’s outstanding common stock. Blackhawk is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United Sates and 20 other countries. The Company’s payment network supports its key constituents: consumers who purchase or receive the products and services the Company offers, content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services, distribution partners who sell those products and business partners that distribute the Company’s products as incentives and rewards. The Company’s product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable (GPR) cards and the Company’s reload network (collectively, prepaid products). The Company offers gift cards from leading consumer brands (known as closed loop) as well as branded gift and incentive cards from leading payment network card associations such as American Express, Discover, MasterCard and Visa (known as open loop) and prepaid telecom products offered by prepaid wireless telecom carriers. The Company also distributes GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, the Company’s proprietary GPR card. The Company operates a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards. The Company distributes products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as distribution partners) in the Americas, Europe, Australia and Asia. In the fourth quarter of 2013, the Company acquired InteliSpend Prepaid Solutions, LLC, a leader in the corporate incentives and consumer promotions marketplace, and Retailo AG, a leading third-party gift card distribution network in Germany, Austria and Switzerland.

Initial Public Offering

On April 24, 2013, the Company completed an initial public offering (the Offering) of 11,500,000 shares of the Company’s Class A common stock at a price of $23.00 per share, which included 1,500,000 shares pursuant to the underwriters’ full exercise of their right to purchase additional shares. All such shares were sold by existing stockholders, and the Company received no proceeds from the sale of Class A common stock in the Offering. Immediately prior to the Offering, all then-outstanding shares of common stock were converted into Class B common stock on a share-for-share basis. All common share numbers and per common share data related to common stock before such conversion are reflected as Class B common stock in the accompanying consolidated financial statements and related notes. Shares of Class B common stock sold in the Offering were converted into Class A common stock. Shares of Class A and Class B common stock are substantially identical except that Class A common stock has one vote per share and Class B common stock has ten votes per share. See Note 7—Capital Stock.

Basis of Presentation

These consolidated financial statements include Blackhawk Network Holdings, Inc., a Delaware corporation, and its wholly-owned domestic and foreign subsidiaries, including Blackhawk Network, Inc., an Arizona corporation and the primary operating subsidiary of Blackhawk Network Holdings, Inc., and are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany transactions and balances among Blackhawk and its subsidiaries have been eliminated in consolidation. These consolidated financial statements have been prepared as if Blackhawk existed on a stand-alone basis for the periods presented, but may not necessarily reflect the results of operations, financial position or cash flows that would have been achieved if the Company had existed on a stand-alone basis separate from its Parent during the periods presented.

Blackhawk’s consolidated financial statements include an allocation of expenses arising from certain shared services and infrastructure provided by Safeway. Through 2011, these expenses primarily related to employee benefits; facilities rental; and services provided for tax, information technology, product support, insurance, legal, accounting and treasury management. In 2012 and 2013, these expenses primarily relate to facilities rental and tax services. These expenses are allocated using actual costs or estimates based on the portion of services used by Blackhawk. Management believes that the allocation methodology is reasonable and considers the charges to be a reasonable reflection of the cost of benefits received. Blackhawk also provides certain marketing, distribution and program management services to Safeway for which it receives program fees or expense reimbursements. Generally, such amounts are recorded as revenue in Program, interchange, marketing and other fees when rendered to Safeway as a content provider or as a reduction to expense in Processing and services when rendered to Safeway as a distribution partner.

The Company evaluated subsequent events through March 14, 2014, the date the consolidated financial statements were issued.

Recently Adopted or Issued Accounting Pronouncements

In 2013, the Company adopted a new standard that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and into net income by the respective line item by component. The Company has adopted this standard retrospectively.

In 2013, the Financial Accounting Standards Board issued a new standard regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company will adopt this standard in the first quarter of 2014 and does not expect the adoption to materially affect its consolidated financial statements.

Fiscal Year

The Company uses a 52- or 53-week convention ending on the Saturday closest to December 31. The fiscal years presented in the accompanying consolidated financial statements consisted of the 52-week periods ended on December 28, 2013 (year-end 2013 or 2013), December 29, 2012 (year-end 2012 or 2012) and December 31, 2011 (year-end 2011 or 2011).

Seasonality

A significant portion of gift card sales occurs in late December of each year during the holiday gifting season. As a result, the Company earns a significant portion of its revenues, net income and cash inflows during the fourth fiscal quarter of each year and remits the majority of the cash, less commissions, to the Company’s content providers in January of the following year. The timing of the fiscal year-end, December holiday sales and the related January cash settlement with content providers significantly increases the Company’s Cash and cash equivalents, Overnight cash advances to Parent, Settlement receivables and Settlement payables balances at the end of each fiscal year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to the consolidated financial statements. The Company generally bases its estimates and assumptions on a combination of historical factors, current circumstances, and the experience and judgment of management. Significant estimates and assumptions include, among other things, allowances for doubtful accounts and sales adjustments, useful lives of assets, card redemption patterns and lives, delivery timing for product sales and valuation assumptions with respect to acquisition liabilities, goodwill, other intangible assets, common stock and income taxes. Actual results could differ from the Company’s estimates.

Financial Instruments and Fair Value Measurements

The Company estimates the fair value of its monetary assets and liabilities noted below using appropriate valuation methodologies. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Additionally, the fair values are estimated at year-end and current estimates of fair value may differ from the amounts presented.

The fair value of Cash and cash equivalents, Overnight cash advances to Parent, Settlement receivables, Accounts receivable, Restricted cash, certain Other assets, Settlement payables, Consumer and customer deposits, Accounts payable and accrued operating expenses, and certain Other current liabilities approximate their carrying values due to the short-term settlement requirements and limited interest rate risk related to these instruments. Certain amounts of other receivables included in Other assets are due to be collected shortly after one year and the counter-party has limited credit risk, so the carrying amount approximates fair value.

The Company follows applicable guidance that establishes a fair value measurement framework, provides a single definition of fair value and requires disclosure summarizing fair value measurements. Such guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is determined based on the assumptions that market participants would use in pricing an asset or liability.

Fair value guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable input be used when available. Observable inputs are those that the market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is measured in three levels based on the reliability of inputs:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included in Level 1 that are directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with a maturity date of three months or less at the time of purchase.

Overnight Cash Advances to Parent

On a daily basis, pursuant to an unsecured, intercompany interest-bearing note, Safeway may borrow available excess cash from the Company. Amounts borrowed by Safeway are available to the Company on the following business day, as necessary, to meet operating requirements (see Note 12—Related-Party Transactions).

Restricted Cash

The Company maintained deposits in an escrow account under the terms of a stock purchase agreement with one of the Company’s distribution partners (see Note 9— Equity Awards Issued to Distribution Partners).

Settlement Receivables

Settlement receivables represent amounts due from distribution partners for consumer funds collected at the point of sale related to the purchase of prepaid products. The settlement receivable balances are net of commissions and fees retained by distribution partners.

Accounts Receivable

Accounts receivable represent non-commission revenue due from issuing banks, other content providers and distribution partners for program, interchange, marketing and product sales. These receivables relate primarily to fees and interchange due from the issuing banks of the Company’s proprietary Visa gift, PayPower-branded GPR and incentive cards (Visa gift and PayPower GPR cards, respectively); amounts due from content providers for marketing and card production sales; and amounts due from distribution partners for the sale of telecom handsets and fulfillment services.

Allowance for Doubtful Accounts and Sales Adjustments

Settlement receivables and Accounts receivable are presented net of allowances for doubtful accounts and sales adjustments (the allowances) in the accompanying consolidated balance sheets. These allowances represent the Company’s best estimate of the losses and billing credits inherent in the Company’s outstanding receivables at the balance sheet dates. Estimates are based on the Company’s historical collection and loss experiences. For Settlement receivables, the allowances were $1.8 million and $1.8 million at year-end 2013 and 2012, respectively. For Accounts receivable, the allowances were $1.3 million and $1.0 million at year-end 2013 and 2012, respectively. The Company records additions to the allowances for bad debt expense in General and administrative expense, for sales adjustments related to Settlement receivables in Distribution partner commissions and for sales adjustments for Accounts receivable as a reduction of revenue.

Property, Equipment and Technology

Property, equipment and technology are stated at historical cost or acquisition-date fair value for assets acquired in a business acquisition, net of accumulated depreciation and amortization. Depreciation for equipment and technology is recognized on a straight-line method over the estimated useful asset lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining term of the lease.

Technology consists of capitalized costs for both purchased and internally developed software. Software purchased or licensed for internal use is primarily enterprise-level business software that the Company customizes to meet specific operational requirements. Software developed for internal use is generally used to deliver processing, transactional, order management, on-line and digital services to the Company’s content providers, distribution partners, business partners and end-consumers. Application and development charges are capitalized and amortized over an estimated useful life of generally five years.

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, the Company recognizes an impairment loss. The Company measures the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. The Company has not identified any indicators of impairment during the years ended 2013, 2012 and 2011.

Business Acquisitions

The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of income.

Goodwill and Intangible Assets

Goodwill represents the excess cost over the estimated fair value of the net assets acquired in a business combination. This excess is not amortized, but rather capitalized and evaluated for impairment at the reporting unit level at least annually. Goodwill resulted from the Company’s 2013 acquisitions of substantially all of the assets and liabilities of InteliSpend Prepaid Solutions, LLC and its subsidiaries (collectively, InteliSpend) and Retailo AG and its subsidiaries (collectively, Retailo), the 2011 acquisition of Cardpool, Inc. (Cardpool) and the 2006 acquisition of EWI Holdings, Inc. (EWI). InteliSpend distributes prepaid products through business partners for their rewards, incentives and loyalty programs. Retailo is a leading third-party gift card distribution network in Germany, Austria and Switzerland. Cardpool is a secondary card exchange company where customers can buy or sell previously issued prepaid cards at a discount. The EWI acquisition provided payment processing technologies. See Note 4—Business Acquisitions.

The Company conducts an evaluation of goodwill for impairment annually on the first day of the fourth quarter, or sooner if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Testing for impairment is a two-step process. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a second step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment. Based on its annual test results, the Company’s goodwill asset was not impaired for any year or period presented.

Intangible assets consist of acquired distribution partner, content provider and customer relationships; patents, domain and trade names and other intangibles; as well as distribution partner relationships resulting from the issuance of equity awards (see Note 4—Business Acquisitions, Note 5—Goodwill and Other Intangible Assets and Note 9—Equity Awards Issued to Distribution Partners). Intangible assets are amortized on a straight-line or accelerated basis, based on the Company’s assessment of the pattern of economic benefits, over their expected useful lives, which range from one to 15 years. For acquisitions, the Company classifies acquired software technology as Property, equipment and technology, net.

Program Development Costs

The Company pays program development costs on behalf of some of its distribution partners. These costs include, but are not limited to, card displays, marketing allowances and technology platform integration. In the event of early termination of a contract, payments are refundable on a pro rata basis from the distribution partners to the Company. These costs are deferred as Prepaid and other current assets or Other assets and amortized over the shorter of their estimated useful lives or the contractual term to Sales and marketing or Processing and services expense.

Settlement Payables

Settlement payables represent amounts owed to content providers or issuing banks for funds loaded onto cards but not yet remitted to these partners. Payable amounts are net of commissions or fees due to the Company from content providers and generated at the time of card activation or value load at distribution partners. Settlement of settlement payables is funded through the Company’s Cash and cash equivalents, Overnight cash advances due from Parent, the collection of Settlement receivables, net and Accounts receivable, net and use of the Company’s note payable to Parent for working capital.

Consumer and Customer Deposits

Consumer and customer deposits represent amounts redeemable on prepaid products issued by the Company, including Discover network-branded incentive cards, the Company’s proprietary Reloadit cards, and certain other cards, and amounts received from incentive business partners prior to the issuance of prepaid products.

Redeemable Equity

Prior to the Offering, equity instruments issued to employees and a distribution partner that contained provisions requiring the Company, at the option of the holder, to repurchase the instrument are classified as redeemable equity in the accompanying consolidated balance sheets and consolidated statements of redeemable equity and stockholders’ equity. The redeemable equity balance at each reporting date represented the maximum redemption value for fully vested awards, including amounts not currently redeemable; and a proportionate amount of vesting at the maximum redemption value for nonvested awards. The Company adjusted the redemption value of its redeemable equity awards from Retained earnings, or in the case of an accumulated deficit, from Additional paid-in capital. The Company recorded the repurchase of its common stock pursuant to these provisions as a reduction of redeemable equity. When the repurchase obligation expired, including at the time of the Offering, the Company reclassified redeemable equity amounts to the applicable line item in Stockholders’ equity.

Treasury Stock

Prior to the Offering, the Company recognized the repurchase of common stock related to employee equity awards as a settlement of Redeemable equity (see Note 2—Fair Value Measurements). After the Offering, the Company uses the cost method when it purchases its own common stock as treasury shares and presents treasury stock as a reduction of Stockholders’ equity. Treasury shares totaled approximately 472,000 and 406,000 shares as of year-end 2013 and 2012, respectively.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are the local currencies. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates at the end of each of the Company’s interim four-week periods, and revenues and expenses are translated at average daily rates during each four-week period. Translation adjustments are reported within comprehensive income in the accompanying consolidated statements of comprehensive income and statements of redeemable equity and stockholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statements of income.

Intercompany Foreign Currency Transactions

The Company generally considers amounts due from its foreign subsidiaries to be permanent investments in such subsidiary and does not require or anticipate repayment in the foreseeable future. As a result, foreign currency transaction gains and losses related to these balances are excluded from the determination of net income. In 2013, the Company began settling or requiring settlement of intercompany balances with certain subsidiaries and includes intercompany foreign currency transaction gains or losses related to such balances in the determination of net income. The Company reported losses resulting from intercompany foreign currency transactions of $0.4 million in 2013 in Interest income and other income, net.

Comprehensive Income

Comprehensive income includes net income plus other comprehensive income (loss) resulting from changes in foreign currency translation.

Income Taxes

Income tax expense reflects the amount of taxes payable for the current year, the effect of deferred tax liabilities and deferred tax assets, accrued interest on tax deficiencies, and accrued penalties on tax deficiencies.

Deferred income taxes represent future net tax effects resulting from temporary differences between the balances presented in consolidated financial statements and the tax basis of assets, liabilities, and income statement transactions using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the allowance, the Company considers projected realization of tax benefits based on expected future taxable income, available tax planning strategies and its overall deferred tax position. These estimates are complex and involve management judgment. Actual payments and tax liabilities may not match these estimates.

Prior to the Offering, the Company was included in Safeway’s “consolidated group” for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups for state and local income tax purposes. The Company is also party to a federal and state and local tax sharing agreement with Safeway (TSA). Under the TSA, the amount of federal tax liability paid by Blackhawk is based on the approximate liability that would be incurred if Blackhawk filed its own consolidated tax return separate from the Safeway consolidated group. Through 2012, the state tax liability paid by the Company is partly based on Blackhawk’s share of taxable income and the total actual state tax liability of the Safeway consolidated group which will generally be less than the state income tax liability that the Company would incur if it filed its own consolidated state tax returns. Effective December 30, 2012, the Company and Safeway amended and restated their tax sharing agreement (Amended TSA). Under the Amended TSA, the state tax liability paid by Blackhawk is based on the incremental liability paid by Safeway resulting from including Blackhawk in its consolidated tax group, which will generally be greater than the state income tax liability that Blackhawk would incur if it filed its own consolidated tax returns.

As a result of the Offering, the Company is no longer included in Safeway’s federal tax return and certain state and local tax returns, and files tax returns and settles amounts due directly with such tax authorities. Pursuant to the Amended TSA, the Company settles amounts due to or from Safeway related to fiscal periods prior to the Offering and continues to be included with Safeway in certain state and local tax returns and settles such amounts with Safeway. The Company does not expect that the change in tax status or settlement terms will materially affect its consolidated financial statements.

Prior to the Offering, the Company’s income tax expense and related current and deferred income taxes are calculated on a hypothetical stand-alone income tax return basis for both federal and state purposes. After the Offering, income tax expense and related deferred income taxes are calculated on a stand-alone basis except for a hypothetical stand-alone income tax return for certain states where the Company continues to be included in Safeway’s consolidated tax return. Certain deferred tax assets and liabilities will never be realized if Blackhawk were to become a tax filer separate from the Safeway consolidated group where the Company continues to be included in certain of Safeway’s consolidated state and local tax returns. Differences arise as a result of computing the Company’s federal and state tax payments pursuant to the TSA or Amended TSA versus the liability that results from the stand-alone provision calculation. These differences, to the extent the Company deems them to be permanent are recorded in equity as Additional paid-in capital in the accompanying consolidated statements of redeemable equity and stockholders’ equity and consolidated balance sheets.

The Company is subject to periodic audits by the Internal Revenue Service (IRS) and by various foreign, state and local taxing authorities, either stand-alone or as part of Safeway’s consolidated tax group for federal and certain state and local tax returns for periods prior to the Offering and certain state and local tax returns following the Offering. These audits may challenge certain of the tax positions applicable to the Company, such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting literature related to uncertainty in income taxes. This accounting literature provides guidance for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax return filings. For financial statement benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the applicable taxing authority. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon the settlement.

Revenue Recognition and Presentation

The Company’s operating revenues consist of Commissions and fees; Program, interchange, marketing and other fees; and Product sales. The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of the arrangement exists, the service is performed or the product is delivered, and collectability of the resulting receivable is reasonably assured.

Commissions and Fees—Commissions and fees consist of content provider commissions, consumer purchase fees, GPR load and reload fees and other transaction-based commissions. The Company accounts for total commissions and fees as revenues. The portion of commissions and fees paid to distribution partners is accounted for as Distribution partner commissions in operating expenses.

Content Provider Commissions—The Company earns the majority of its revenues from commissions paid by content providers for the marketing and distribution of their prepaid cards, which the Company refers to as closed loop cards. For closed loop cards and prepaid telecom cards, commissions are based on a contractual percentage of the load value of cards activated during a defined period. After a closed loop or telecom card is activated, the Company has no further service obligations and recognizes the commissions as revenue at the time of card activation.

Consumer Purchase Fees—The Company earns a portion of its revenue from fees related to open loop gift cards, including its Visa gift, American Express and MasterCard network-branded gift cards and GPR cards, including Green Dot and NetSpend branded cards as well as the Company’s PayPower GPR cards. The consumer pays a purchase fee upon activation of open loop cards or at the time initial value is loaded onto the GPR cards. These purchase fees vary based on the type of card purchased and the dollar amount of the load transaction. The Company serves as the program manager, in conjunction with issuing banks, for the Company’s Visa gift and PayPower GPR cards and has ongoing customer service obligations after card activation. The Company defers the Visa gift purchase fees in Other current liabilities, and recognizes revenue ratably in proportion to the historical redemption patterns of the card portfolio over the estimated life of the card (currently 12 months), which results in the recognition of approximately 90% of the purchase fee within the first four months of card activation. The Company recognizes the initial load fee on the PayPower GPR card on a straight-line basis over the estimated life of the card (currently four months). For the American Express and MasterCard network-branded gift cards and the Green Dot and NetSpend branded GPR cards, the Company receives a contractual percentage of the consumer purchase fee, which the Company recognizes as revenue at the time of card activation as the Company has no future service obligations.

Reload Fees—The Company earns fees when consumers reload funds onto their PayPower GPR card or another GPR card through the Company’s Reloadit network. Revenue is recognized when the reload is processed.

Incentive Program Fees—The Company receives fees from its business partners for the activation of Incentive cards and the overall management of the incentives and rewards program. Incentive cards include Visa and MasterCard network-branded cards for which the Company serves as program manager, in conjunction with issuing banks, and Discover network-branded cards that the Company issues. The Company defers initial cards fees for incentive cards ratably over the estimated card life for single use cards (currently nine months) and on straight-line basis for reloadable cards (currently 24 months) and recognizes fees for reloading cards when the reload is processed. The Company may grant price concessions to certain business partners for the purchase of incentive cards. Such concessions are presented as a reduction of Commissions and fees revenue. If such concessions exceed the program fees received from the business partner, the Company presents the net amounts in Operating expenses in Distribution partner commissions.

Merchant Commissions—Certain open-loop incentive cards are redeemable only at certain merchants utilizing the Company’s restricted authorization network technology. The Company receives commissions from such merchants based on a contractual percentage of the amount redeemed. Revenue is recognized when the cardholders make purchases and the funds are redeemed.

Transaction-Based and Other Fees—The Company receives transaction-based fees from certain telecom partners related to the use of its proprietary network. These fees vary with usage or volumes and are recognized at the time the Company’s network is accessed. The Company also receives fees for certain services related to its local, regional and sports team card programs such as balance tracking, customer service calls, and financial settlement. Revenue is recognized in the period the services are performed.

Program, Interchange, Marketing and Other Fees—Program, interchange, marketing and other fees consist of post-activation program management fees, settlement network interchange fees, marketing revenue from content providers, account service fees, card expiration revenues, card expiration fees and other fees.

Post-Activation Program Management Fees—The Company receives program management fees from certain issuing banks related to its proprietary Visa gift card. This fee is based on a contractually stated percentage of load value and represents a portion of the Company’s compensation for the overall management and customer support of the Visa Gift card program. The Company defers these fees in Other current liabilities and recognizes the revenue over the estimated life of the card in proportion to historical redemption patterns. In November 2011, as a result of a contract amendment with one of the Company’s card-issuing banks, “back end” monthly fees charged to cardholders were eliminated from the Visa gift cards’ terms and conditions. As consideration for eliminating these fees, the issuing bank agreed to pay the Company a program management fee, as described above. Additionally, the issuing bank agreed to compensate the Company for eliminated fees on cards issued in multiple years prior to the contract amendments. As a result, in conjunction with the execution of the contract amendment, the Company recognized revenue of $3.2 million in the fourth quarter of 2011.

Interchange Fees—The Company earns payment network fees related to the cardholder’s usage of the Visa gift, PayPower GPR cards and incentive cards. Merchants are charged by the issuing banks at varying rates established by Visa and MasterCard, and are charged directly by Discover. These fees are contractually passed through to the Company by the issuing banks net of any fees paid to Visa or MasterCard, or paid directly to the Company by Discover. Revenue is recognized when cardholders make purchases and the funds are redeemed.

Marketing Revenue—The Company receives funds from content providers to promote their prepaid cards throughout the Company’s distribution partner network. Revenue is generally recognized ratably over the period of the related marketing campaign, which is typically a fiscal quarter.

Account Service Fees—The Company earns a monthly fee and other transaction-based service fees on the PayPower GPR card and earns monthly fees for certain Visa gift and incentive cards, which the Company charges only after a certain amount of time has transpired since card activation. These consumer-paid service fees are collected by reducing card balances and are recognized as revenue at the time the card balance is reduced.

Fund Expiration Revenue—The Company serves as issuer of Discover network-branded incentive cards and presents the cardholder liability in Consumer and Customer Deposits in the accompanying consolidated balance sheets. When the funds expire, the Company recognizes revenue and derecognizes the liability.

Fund Expiration Fees—The Company receives fees from issuing banks for certain Visa gift and Visa and MasterCard incentive cards, based on a contractual percentage of the unredeemed funds when the funds expire. The Company recognizes revenue when the funds expire.

Other Fees—In some instances, the Company may receive a portion of other fees, such as account service, interchange or referral fees for open loop cards and GPR cards other than Visa gift and PayPower GPR cards. The Company also receives fees related to Safeway-branded gift cards and local, regional and sports team card programs. Typically, these fees are recognized when earned. For one open loop content provider, the Company receives a fee, under deferred payment terms, based on a percentage of load value and pays the content provider a fee (a portion of which is also under deferred payment terms) for meeting certain activation targets. The Company recognizes the net amount of these fees upon activation.

Product Sales—Product sales consist of revenue from card production sales, secondary card market sales and telecom handset sales.

Card Production Sales—The Company provides card design, development and third-party production services for certain content providers that are separate from the standard services provided to content partners. Physical card production is outsourced to a third party, and the Company charges the content provider actual cost plus a margin for managing this process. Revenue is recognized when cards are received at the content provider’s designated location, at the distribution partners’ store locations or at the Company’s third party warehouse.

Secondary Card Market Sales—The Company generates revenue through its wholly-owned subsidiary, Cardpool, by acquiring previously owned closed loop gift cards at a discount from load value and then selling them at a mark-up to cost (but still at a discount to load value) to online consumers. Revenue is recognized when the cards are delivered to the purchaser.

Telecom Handset Sales—The Company earns revenue from the sale of telecom handsets to its distribution partners to facilitate and supplement the sale of the prepaid telecom content providers’ airtime cards. Revenue is generally recognized upon handset shipment to or receipt by the distribution partner based upon the shipping terms, net of estimated returns. The Company may grant price discounts to distribution partners to increase sales of the distribution partners’ remaining inventory, which the Company recognizes as a reduction of revenue.

Operating Expenses

Distribution Partner Commissions—The Company compensates distribution partners by paying them a negotiated commission amount which is generally a function of the load value commission received from content providers or a percentage of the consumer purchase fee associated with open loop cards. The Company generally recognizes pricing concessions in excess of program revenues from incentive business partners in Distribution partner commission expense. Distribution partner commission expense is recognized upon card activation, except for Visa gift, PayPower GPR and incentive cards where commission expense is capitalized and then amortized based on the same redemption pattern as the related revenue.

Processing and Services—Processing and services costs are the direct costs of generating Commissions and fees, and Program, interchange, marketing and other fees and include costs of development, integration, maintenance, depreciation and amortization of technology platforms and related hardware; card distribution, fulfillment, merchandising and fixture display amortization; card production for the Visa gift, PayPower GPR and incentive cards and certain other content providers’ cards; data communication costs; customer support services; third-party processing; data center facilities costs; and compensation costs for processing and services personnel. These costs are expensed as incurred. However, for the Visa gift, PayPower GPR and incentive cards, card production costs and upfront transaction processing fees are capitalized and expensed based on the same redemption pattern as the related revenue. The Company also incurs significant costs to develop new technology platforms and to add functionality to its existing technology platforms. Those costs are capitalized and included in Property, equipment and technology, net and amortized to processing and services expense over the project’s estimated useful life, which is typically five years.

Sales and Marketing—The Company incurs costs, both discretionary and contractual, in the form of marketing allowances, direct advertising campaigns, general marketing and trade promotions to promote content providers’ prepaid cards and its Visa gift and PayPower GPR cards at the Company’s distribution partner locations. Sales and marketing expenses consist of program marketing and advertising costs, distribution partner program development expenses, compensation and travel costs for marketing and sales personnel, communication costs, mark-to-market charges and intangible asset amortization related to equity instruments issued to certain distribution partners, facilities costs and outside consulting fees. Additionally, sales and marketing expense includes additional compensation to certain distribution partners for the sale of certain prepaid products, for which the Company earns revenues included in Program, interchange, marketing and other fees.

Costs of Products Sold—Costs of products sold consist of the direct costs of card production efforts; the costs to acquire previously issued prepaid cards for resale in the Company’s online exchange business; the personnel costs and other direct costs of providing exchange services; costs of telecom handsets; and other costs for miscellaneous products. The Company may receive pricing concessions from its telecom handset vendors to increase sales of remaining inventory at distribution partners, which the Company recognizes as a reduction of expense and passes onto the distribution partners as a reduction of revenue.

General and Administrative—General and administrative expenses include compensation and benefits for administrative staff, facilities costs, telecommunications costs and professional service fees. General and administrative expenses also include bad debt and legal expenses.

Business acquisition expense (benefit) and amortization of acquisition intangibles—Business acquisition expense (benefit) and amortization of acquisition intangibles includes the change in the estimated fair value of the Cardpool contingent consideration liability, amortization of intangible assets acquired in a business acquisition and acquisition-related costs, such as legal, tax, audit and valuation services.

Stock-Based Employee Compensation

The Company accounts for all stock-based awards to employees, including grants of stock options, stock appreciation rights, restricted stock, restricted stock units and performance stock units, as compensation based on the fair value of the award at the grant date and amortizes the grant date fair value to expense over the requisite service period, which is generally the vesting period. The Company determines the fair value of restricted stock and restricted stock units as the grant date fair value of Blackhawk stock and determines the fair value of stock options and stock appreciation rights using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield and the expected life of options in order to arrive at a fair value estimate. Stock-based employee compensation expense is classified in the Operating expenses line items corresponding to the applicable employee compensation expenses (see Note 8—Equity Incentive Plans and Stock Based Compensation).

Prior to the Offering, the Company’s Board of Directors (the Board) periodically determined and established the fair value of the Company’s stock. Because there had been no public market for Blackhawk common stock prior to April 18, 2013, the Board determined the fair value of Blackhawk common stock at the time of grant by considering a number of objective and subjective factors, including discounted cash flow analysis, comparable company analysis, regular periodic valuations from an independent third-party valuation firm, overall market conditions, and the Company’s current, historical and expected future operating performance. This approach is consistent with the methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The factors considered by the Board included periodic independent third-party valuation analyses, which were based upon a combination of market and income approaches. Under the market approach, consideration was given to pricing information for similar public companies, referred to as the guideline public company method, and to relevant transactions involving the sales of similar companies, called the mergers and acquisitions method. The income approach discounted expected future cash flows to their present value at a discount rate based upon the Company’s weighted-average cost of capital that considered the risk free rate, as well as risks associated with an investment in the business. The projections used in connection with the market and income valuation approaches were based on the Company’s expected operating results and cash flows over the forecast period. Since 2011, the Company weighted its valuation 100% on the guideline public company method due to the number of public company comparables, how closely they related to the Company, the Company’s consistently positive EBITDA generation and the expected EBITDA growth over the following years. The Company’s peer group comprised a number of U.S.-based publicly traded companies primarily focused on prepaid cards and processing of electronic payment transactions. There is inherent uncertainty and subjectivity in these fair value estimates. If different peer companies, discount rates and other assumptions had been used, the valuations would have been different.

Reclassification

In the accompany consolidated balance sheets, the Company has reclassified amounts previously reported as Accounts payable and accrued liabilities into Consumer and customer deposits, Accounts payable and accrued expenses and Other current liabilities. The Company has made the corresponding reclassifications in the consolidated statements of cash flows and has combined the changes of Other current liabilities and Other liabilities as Other current and long-term liabilities.

In the accompanying consolidated statements of operations, the Company has reclassified certain amounts from previously reported amounts in various Operating expenses, including the change in fair value of contingent consideration and acquisition-related expenses previously reported in General and administrative expense, to Business acquisition expense (benefit) and amortization of acquisition intangibles.

In the accompanying consolidated statements of cash flows, the Company has reclassified the working capital change related to long-term receivables from previously reported amounts in Other assets to Accounts receivables, current and long-term, as well as certain amounts related to employee equity awards within financing activities to conform to current presentation. Additionally, the Company has reclassified the Change in the provision for doubtful accounts and sales adjustments from previously reported amounts to (i) the Provision for doubtful accounts and sales adjustments, (ii) the working capital change for Settlement receivables and (iii) the working capital change for Accounts receivable, current and long-term.

2. Fair Value Measurements

The Company measures certain assets, liabilities and equity instruments at fair value on a recurring basis (see Note 1—Financial Instruments and Fair Value Measurements). The table below summarizes the fair value of these assets, liabilities and equity instruments as of year-end 2013 and 2012 (in thousands):

	2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$379,000	$—	$—	$379,000
Liabilities
Contingent consideration	$—	$—	$—	$—

	2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$91,000	$—	$—	$91,000
Liabilities
Contingent consideration	$—	$—	$18,947	$18,947
Redeemable equity	$—	$—	$34,997	$34,997

Level 1—The Company classifies investments within Level 1 if quoted prices are available in active markets. Level 1 investments generally include trading securities with quoted prices on active markets and money market mutual funds.

Level 2—The Company did not classify any amounts within Level 2 as of year-end 2013 or 2012.

In 2013 and 2012, there were no transfers between Level 1 and Level 2.

Level 3—The fair value of contingent consideration is determined using a discounted cash flows methodology , which reflects the Company’s estimated probability of achieving the relevant financial and operational milestones. A significant increase in the Company’s estimate of the probability of achieving the relevant financial and operational milestones could materially increase the fair value of contingent consideration. Contingent consideration is recorded in Other current liabilities and Other liabilities in the accompanying consolidated balance sheets.

The changes in fair value of contingent consideration classified as Level 3 for 2013 and 2012 are as follows (in thousands):

	2013	2012
Contingent Consideration
Beginning balance	$18,947	$23,329
Decrease in fair value of contingent consideration	(14,740)	(2,974)
Settlements	(4,207)	(1,408)

Ending balance	$—	$18,947

The decrease in the fair value of the business acquisition liability is recognized in Business acquisition expense (benefit) and amortization of acquisition intangibles, is presented as a non-cash adjustment to net income in the accompanying consolidated statements of cash flows and reflects the changes in the passage of time, expected timing of the contingent payments and the Company’s estimate of the probability of achieving the applicable operational milestones (see Note 4—Business Acquisitions). The Company estimated the fair value of the contingent consideration to be $0.0 million at year-end 2013 due to lower actual and estimated operating results for the final contingent consideration measurement period of the 52 weeks ending September 6, 2014. Settlements reflect the resolution of the contingency based on achievement of financial and operational milestones. Settlements of $1.4 million at year-end 2012 were paid during 2013 and there were no unpaid settlements at year-end 2013. Payments of settlements are presented as a financing outflow in the accompanying consolidated statements of cash flows.

The redemptive value of instruments classified as Redeemable equity was based on the fair value of Blackhawk common stock. The Offering terminated the redemption feature of these instruments, and the Company reclassified Redeemable equity of $36.2 million to Stockholders’ equity. The changes in fair value of Redeemable equity classified as Level 3 for 2013 and 2012 are as follows (in thousands):

	2013	2012
Redeemable Equity
Beginning balance	$34,997	$30,112
Additions	1,810	8,146
Unrealized changes in value	—	331
Settlements	(36,807)	(3,592)

Ending balance	$—	$34,997

For Redeemable equity, additions resulted from the vesting of equity awards, which were accreted from Retained earnings, and the exercise of stock options. Settlements reflect the Company’s satisfaction of the put right whereby the shares become treasury shares, the purchase of surrendered equity awards for taxes and the termination of the redemption features as a result of the Offering.

3. Consolidated Financial Statement Details

Allowance for Doubtful Accounts and Sales Allowances

The table below summarizes the changes in the allowances for doubtful accounts and sales allowances for 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Beginning balance	$2,785	$2,503	$6,201
Provision	4,162	2,592	3,065
Charges against allowances, net of recoveries	(3,958)	(2,310)	(6,763)
Other	145	—	—

Ending balance	$3,134	$2,785	$2,503

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of year-end 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Card stock	$13,342	$14,782
Deferred expenses	10,126	8,125
Program development costs	5,767	3,409
Prepaid load value	10,631	8,291
Income taxes receivables ($8,268 and $0 from Parent)	8,344	846
Other prepaids	19,264	18,515

Total prepaid expenses and other current assets	$67,474	$53,968

Card stock includes the manufacturing and transportation costs of the Company’s Visa gift cards, PayPower GPR cards, incentive cards and cards for certain other content providers prior to card activation. Deferred expenses represent commissions paid to distribution partners, card stock costs and up-front transaction processing costs for Visa gift, PayPower GPR cards and incentive cards that, upon activation, are amortized based on the same historical redemption pattern as the related revenue (see Note 1—Operating Expenses). Program development costs represent funds paid to the Company’s distribution partners for in-store promotions and other marketing campaigns for content provider cards. Prepaid load value represents load value amounts paid to certain content providers, net of commissions and fees, prior to the activation of prepaid products.

Property, Equipment and Technology

Property, equipment and technology as of year-end 2013 and 2012 consisted of the following (in thousands):

	Useful Lives in Years	2013	2012
Leasehold improvements	5	$5,590	$4,976
Computers and related equipment	3–5	31,373	24,739
Technology	5	124,948	98,719

Total property, equipment and technology		161,911	128,434
Less accumulated depreciation and amortization		(82,248)	(61,436)

Property, equipment and technology, net		$79,663	$66,998

Depreciation and amortization expense related to property, equipment and technology totaled $21.6 million, $18.0 million and $14.9 million for 2013, 2011 and 2012, respectively, and is included in Processing and services, Costs of products sold, or General and administrative expenses.

Other Assets

Other assets as of year-end 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Program development costs	$58,029	$42,250
Other receivables	19,905	19,800
Income taxes receivable from Parent	5,555	—
Other	7,189	5,344

Total other assets	$90,678	$67,394

The Company pays program development costs on behalf of some of its distribution partners. These costs include card displays, marketing allowances and technology platform integration costs, generally have an expected life of three to five years and are amortized as Processing and services or Sales and marketing expense over the shorter of their estimated life or the term of the underlying distribution partner contract. Amortization expense related to program development costs totaled $21.0 million, $17.0 million and $13.3 million for 2013, 2012 and 2011, respectively.

Other receivables include the long-term portion of program management fees due from issuing banks, which totaled $10.7 million and $9.5 million at year-end 2013 and 2012, respectively (see Note 1—Revenue Recognition and Presentation). Other receivables also include the long-term portion of payments due from a content provider under a deferred payment arrangement, which totaled $9.2 million and $10.3 million at year-end 2013 and 2012, respectively.

Other Current Liabilities

Other current liabilities as of year-end 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Deferred revenue	$30,540	$24,922
Income taxes payable ($0 and $19,604 to Parent)	21,167	21,082
Payroll and related liabilities	20,949	17,179
Acquisition liabilities	2,279	8,666
Other payables and accrued liabilities	6,335	5,189

Total other current liabilities	$81,270	$77,038

Acquisition liabilities represent remaining amounts due for the acquisition of Retailo at year-end 2013 (see Note 4—Business Acquisitions) and the current portion of the estimated fair value of the Cardpool contingent liability at year-end 2012 (see Note 4—Business Acquisitions).

Other Liabilities

Other liabilities as of year-end 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Cardpool acquisition liability	$—	$11,689
Payable to content provider	6,664	6,958
Income taxes payable to Parent	—	3,072
Deferred income and other liabilities	2,047	1,433

Total other liabilities	$8,711	$23,152

The Cardpool acquisition liability represents the estimated fair value of amounts of the contingent consideration expected to be paid more than one year after the balance sheet date (see Note 4— Business Acquisitions) assuming financial and operational performance milestones are achieved. The payable to content provider represents amounts payable under a minimum transaction volume arrangement with one of the Company’s content providers.

Business Acquisition Expense (Benefit) and Amortization of Acquisition Intangibles

Business acquisition expense (benefit) and amortization of acquisition intangibles for 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011
Change in fair value of Cardpool contingent consideration liability (See Note 2—Fair Value Measurements)	$(14,740)	$(2,974)	$89
Amortization of intangible assets acquired in business combination (See Note 5—Goodwill and Other Intangible Assets)	3,349	424	170
Acquisition related expenses (See Note 4—Business Acquisitions)	2,111	—	332

Total business acquisition expense (benefit) and amortization of acquisition intangibles	$(9,280)	$(2,550)	$591

4. Business Acquisitions

2013 Acquisitions

Retailo

On November 29, 2013 (closing), the Company acquired 100% of the outstanding common stock of Retailo AG and its subsidiaries (collectively, Retailo), a German privately-held company which is a leading third-party gift card distribution network in Germany, Austria and Switzerland. This acquisition has allowed the Company to expand its services in the German market. The Company accounted for the acquisition as a business combination and has included Retailo’s results in its consolidated financial statements starting on November 29, 2013.

The Company acquired Retailo for total purchase consideration of €51.7 million, consisting of €50.0 million paid at closing and €1.7 million due as of year-end 2013 based on Retailo’s closing working capital balance. Such purchase consideration totaled approximately $70.2 million based on the foreign currency exchange rate at the acquisition date. The Company allocated the purchase consideration to tangible net assets, identifiable technology and intangible assets and deferred income taxes based on the estimated fair value of each asset and liability. The Company recorded the excess purchase price over the fair value of the net assets as goodwill and does not expect to deduct goodwill for foreign tax purposes. Goodwill represents the value of the acquired workforce and cash flows from increased productivity of existing distribution partners and from future distribution partners (see Note 5—Goodwill and Other Intangible Assets).

The following table summarizes the initial purchase price allocation, and the Company may make adjustments to these amounts through the one year measurement period to finalize information regarding working capital and the amount due for the working capital adjustment (in thousands):

Settlement receivables (gross contractual receivables totaled $18.3 million, of which $0.2 million are not expected to be collected)	$18,085
Settlement payables	(14,815)
Other tangible liabilities, net	(778)
Deferred income taxes, net	(7,360)
Identifiable technology and intangible assets	45,725
Noncontrolling interests	(6,864)
Goodwill	36,223

Total consideration	$70,216

Noncontrolling interests result from third-party ownership interests in certain subsidiaries of Retailo. The Company valued the noncontrolling interests using the income approach. Significant assumptions include forecasts of revenues, costs of revenue, general and administrative expenses and discount rate.

The following table summarizes the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Distribution partner relationships	$37,977	15 years
Customer relationships	5,546	8-10 years
Technology	1,862	3 years
Trade name	340	3 years

Total identifiable technology and intangible assets	$45,725

Distribution partner and customer relationships represent the estimated fair value of the underlying relationships and agreements with Retailo’s distribution and content providers, respectively. Technology primarily consists of the internal-use software used for the settlement of transactions between Retailo’s distribution partners and content providers. The trade name represents the fair value of the brand and name recognition associated with Retailo.

The Company valued distribution partner provider relationships and trade names using the income approach and valued the customer relationships using the cost-to-build and lost profits approach. Significant assumptions include forecasts of revenues, costs of revenue, general and administrative expenses; estimated attrition rates for distribution partners; costs and estimated time to build content provider relationships; and royalty rates for the trade name. The Company discounted the cash flows at rates ranging from 14% to 20%, reflecting the different risk profiles of the assets. The Company valued technology using the cost approach.

InteliSpend

On November 12, 2013 (closing), the Company acquired substantially all of the net assets of InteliSpend Prepaid Solutions, LLC and its subsidiaries (InteliSpend) from Maritz Holdings Inc. (Maritz), a privately-held company. InteliSpend distributes prepaid products through business partners for their awards, incentives and loyalty programs. This acquisition has allowed the Company to broaden its distribution channels to include businesses that offer prepaid cards as incentives and rewards. The Company accounted for the acquisition as a business combination and has included the results of InteliSpend’s operations in the accompanying consolidated financial statements starting on November 12, 2013.

The Company acquired InteliSpend for total purchase consideration of $97.4 million, consisting of $98.5 million paid at closing and $1.1 million due to the Company at year-end 2013 based on closing working capital balances. The Company allocated the total purchase consideration to tangible net assets and identifiable technology and intangible assets based on the estimated fair value of each asset and liability and recorded the excess purchase price over the fair value of the net assets as goodwill. Goodwill represents the value of the acquired workforce and future cash flows from new customers and the growth of the corporate incentives and consumer promotions market (see Note 5—Goodwill and Other Intangible Assets), and the Company expects to deduct $53.8 million of goodwill for U.S. and foreign tax purposes, with $0.4 million non-deductible for foreign tax purposes.

The following table summarizes the initial purchase price allocation, and the Company may make adjustments to these amounts through the one year measurement period to finalize information regarding working capital and the amount due to the Company for the working capital adjustment (in thousands):

Cash and cash equivalents	$14,957
Trading securities	29,369
Accounts receivable (gross contractual receivables totaled $8.0 million, of which $0.1 million are not expected to be collected)	7,918
Cardholder liabilities	(31,417)
Customer deposits	(12,497)
Other tangible liabilities, net	(3,963)
Deferred taxes	(283)
Identifiable technology and intangible assets	39,190
Goodwill	54,175

Total purchase consideration	$97,449

The Company sold the trading securities for cash on the day after closing and presents this sale as an inflow from investing activities in the accompanying consolidated statements of cash flows. Pursuant to certain state regulatory requirements, the Company must maintain cash and cash equivalents or certain other permissible investments to fulfill the redemptive value of cardholder liabilities, which totaled $33.5 million at closing. The step down in fair value of the cardholder liabilities primarily represents amounts for which the Company does not expect to fulfill the redemption obligation. Additionally, due to the requirements for a state regulatory approval, the Company had not assumed certain cardholder liabilities nor acquired the related cash as of year-end 2013, which have remained with Maritz. The Company received a conditional approval from such state in March 2014 but has not yet assumed the cardholder liabilities nor acquired the related cash. Such cardholder liabilities totaled $3.8 million and $3.7 million as of closing and year-end 2013, respectively.

The following table summarizes the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Customer relationships	$23,880	7–14 years
Back-log	9,260	1–3 years
Patent	3,310	5 years
Technology	2,450	5 years
Trade name	290	4 years

Total identifiable technology and intangible assets	$39,190

Customer relationships represent the estimated fair value of the underlying relationships and agreements with InteliSpend’s customers. Back-log represents the estimated fair value resulting from cards issued prior to the acquisition date, resulting from revenues, including interchange, merchant commissions, card expiration fees and account service fees. Patent represents the estimated fair value of InteliSpend’s restricted access network patent for which it earns merchant commissions included in Commissions and fees (see Note 1–Revenue Recognition). Technology primarily consists of the internal-use software used for the order, fulfillment and management of customer orders. Trade name represents the fair value of the brand and name recognition associated with InteliSpend.

The Company valued certain customer relationships, back-log, patent and trade name using the income approach and certain other customer relationships using a cost-to-build and lost profits approach. Significant assumptions include forecasts of revenues, costs of revenue and sales, general and administrative expenses; estimated attrition rates for customers; costs and time to build customer relationships; and royalty rates for the patent and trade name. The Company discounted the cash flows at rates ranging from 9% to 13%, reflecting the different risk profiles of the assets.

Financial Data and Pro-Forma Information

Acquisition-related costs for the acquisitions of Retailo and InteliSpend, consisting of professional services for legal, audit, tax and valuation services, totaled $1.1 million and $1.0 million, respectively, and are included in Business acquisition expense (benefit) and amortization of acquisition intangibles.

The following table presents the amounts of revenues and earnings for Retailo and InteliSpend from their acquisition dates through December 28, 2013 (in thousands):

	Retailo	InteliSpend
Total revenues	$6,244	$5,883
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	827	(888)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company, Retailo and InteliSpend as though the companies had been combined as of the beginning of fiscal 2012 (in thousands):

	2013	2012
Total revenues	$1,196,476	$1,022,588
Net income attributable to Blackhawk Network Holdings, Inc.	54,242	38,666

The pro forma financial information includes adjustments to reclassify the acquisition related costs from 2013 to 2012, amortize the identifiable technology and intangible assets starting at the beginning of 2012 and reduce card expiration revenue as a result of the step down in fair value of the cardholder liability at the beginning of 2012. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2012.

2011 Acquisition

Cardpool

On September 16, 2011 (closing), the Company acquired 100% of the outstanding common stock of Cardpool, a privately-held company which provides a secondary card market exchange where consumers can purchase or sell previously issued prepaid cards at a discount from load value. This acquisition has allowed the Company to expand its service offering into the secondary prepaid card market.

The Company acquired Cardpool for total purchase consideration of $42.3 million. The following table summarizes the components of the purchase consideration (in thousands):

	Paid at Closing	Due One Year From Closing	Contingent Consideration	Total
Cash payments	$9,897	$10,000	$25,000	$44,897
Less: Employee compensation	(243)	(500)	(1,250)	(1,993)
Fair value adjustments	—	(93)	(510)	(603)

Total consideration	$9,654	$9,407	$23,240	$42,301

The Company determined that certain portions of the payments are employee compensation, and recorded such amounts paid at closing as General and administrative expense. The Company ratably expenses unpaid employee compensation over the service periods. Contingent payments, which range from $0 to $25 million, are payable between one and three years after acquisition, only upon the successful achievement of financial and operational milestones. The Company valued the $10.0 million cash payment due one year after closing and the $25.0 million contingent consideration payments at their acquisition-date fair values, based on the passage of time and likelihood of achieving the relevant milestones (see Note 2—Fair Value Measurements) and recorded such amounts in Other current liabilities or Other liabilities in the accompanying consolidated balance sheets. In November 2012, the Company made a cash payment of $9.5 million, representing the $10.0 million due one year from closing, net of employee compensation. Of the cash payment, the Company presented the acquisition-date fair value of $9.4 million as a financing activity in the accompanying consolidated statements of cash flows. The Company allocates the contingent consideration liability between short-term and long-term liabilities on the accompanying consolidated balance sheets, based on management’s best estimates of when the relevant financial or operational milestones will be achieved. Through 2013, the Company has paid $5.6 million of the contingent consideration (excluding employee compensation) and is still liable for the remaining $18.1 million in payments (excluding employee compensation) assuming the performance thresholds for the payment are met, though the Company has estimated the fair value of such contingent consideration to be $0.0 million at year-end 2013 (see Note 2—Fair Value Measurements).

The Company allocated the $42.3 million total purchase consideration to tangible net assets, identifiable technology and intangible assets and deferred income taxes based on the estimated fair value of each asset and liability. The Company recorded the excess purchase price over the fair value of the net assets as goodwill and does not expect goodwill to be deductible for tax purposes. Goodwill represents the value of the acquired workforce, time to market and the synergies generated between the Company and Cardpool (see Note 5—Goodwill and Other Intangible Assets).

The following table summarizes the purchase price allocation (in thousands):

Tangible assets, net	$393
Identifiable technology and intangible assets	1,228
Deferred income taxes, net	189
Goodwill	40,491

Total consideration	$42,301

Acquisition-related costs totaled $0.3 million and are included in Business acquisition expense (benefit) and amortization of acquisition intangibles expense. Pro forma financial information is not presented as amounts are not material to the Company’s consolidated financial statements.

5. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill during 2013 and 2012 is as follows (in thousands):

	2013	2012
Balance, beginning of year	$42,729	$42,729
InteliSpend acquisition	54,175	—
Retailo acquisition	36,223	—
Foreign currency translation adjustments	394	—

Balance, end of year	$133,521	$42,729

For impairment purposes, the Company has concluded that it consists of a single reporting unit. Goodwill generated as a result of all acquisitions have been evaluated for impairment at the reporting unit level.

Intangible assets as of year-end 2013 are as follows (in thousands):

	Useful Lives in Years	Gross	Accumulated Amortization	Net
Distribution partner relationships	5 –15	$63,131	$(5,522)	$57,609
Customer relationships, including Back-log	1 –14	38,652	(2,560)	36,092
Patents	3 –13	5,220	(994)	4,226
Domain names, trade names and other intangibles	3 – 5	1,406	(644)	762

Total intangible assets		$108,409	$(9,720)	$98,689

Intangible assets as of year-end 2012 are as follows (in thousands):

	Useful Lives in Years	Gross	Accumulated Amortization	Net
Distribution partner relationships	7	$2,520	$(1,939)	$581
Patents	3 –13	1,310	(569)	741
Domain names and other intangibles	3 – 5	772	(395)	377

Total intangible assets		$4,602	$(2,903)	$1,699

The following table presents a roll-forward of gross intangible assets during 2013 (in thousands):

		Additions
	Beginning Balance	Business Acquisitions	Issuance of Warrants	Purchases from Third Parties	Foreign Currency Translation Adjustments	Ending Balance
Distribution partner relationships	$2,520	$37,977	$22,183	$—	$451	$63,131
Customer relationships, including Back-log	—	38,686	—	—	(34)	38,652
Patents	1,310	3,310	—	600	—	5,220
Domain names, trade names and other intangibles	772	630	—	—	4	1,406

Total intangible assets	$4,602	$80,603	$22,183	$600	$421	$108,409

The following table presents total intangible amortization expense according to the income statement line in the accompanying consolidated statements of income for 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Processing and services	$92	$—	$—
Sales and marketing	3,376	361	373
Business acquisition expense (benefit) and amortization of acquisition intangibles	3,349	424	170

Total intangible amortization expense	$6,817	$785	$543

The following table presents future intangible asset amortization as of year-end 2013 according to the income statement line (in thousands):

Fiscal Year	Processing and services	Sales and marketing	Business acquisition expense (benefit) and amortization of acquisition intangibles	Total
2014	$120	$4,853	$14,231	$19,204
2015	120	4,631	8,795	13,546
2016	120	4,631	7,386	12,137
2017	120	4,631	6,276	11,027
2018	28	642	5,539	6,209
Thereafter	—	—	36,566	36,566

Total amortization	$508	$19,388	$78,793	$98,689

6. Lease Obligations

The Company’s principal executive offices are located in Pleasanton, California. Currently, the Company leases approximately 93,000 square feet under a sublease with Safeway, which expires in April 2017, and is scheduled to increase its occupancy in future years. The Company also leases other office, data center and warehouse space within and outside the United States under operating leases expiring at various dates through 2020. Cash or rent abatements received from the lessor are recognized on a straight-line basis as a reduction to rent expense over the lease term.

Several of the Company’s operating leases include an option that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception and at rates that approximate fair market value. Some leases also include early termination options, which can be exercised under specific conditions. The Company has no obligations under capital leases.

Future minimum operating lease payments as of year-end 2013 are as follows (in thousands):

Fiscal Year	Operating Leases
2014	$6,360
2015	6,073
2016	5,888
2017	3,741
2018	2,505
Thereafter	481

Total minimum lease payments	$25,048

Future payments due to Safeway under the sublease totaled approximately $9.4 million at year-end 2013. Rental expense for noncancelable operating leases was $6.6 million, $5.1 million and $4.3 million for 2013, 2012 and 2011, respectively, of which $2.0 million, $1.6 million and $1.4 million related to the Safeway sublease, respectively. Total rent expense and rent expense under the Safeway sublease were net of landlord incentive amortization of $0.1, $0.3 million and $0.3 million for 2013, 2012 and 2011, respectively.

7. Capital Stock

Classes of Common Stock and Shares Authorized and Issued

After the Offering, the Company’s common stock consists of Class A common stock and Class B common stock. Authorized Class A common stock consists of 125 million shares of $0.001 par value per share common stock. Class A common stock issued at year-end 2013 was approximately 12,235,000 shares, of which approximately 12,188,000 shares were outstanding. Authorized Class B common stock consists of 125 million shares of $0.001 par value per share common stock. Class B common stock issued at year-end 2013 was approximately 40,678,000 shares, of which approximately 40,252,000 shares were outstanding. The Company also has 10 million shares of authorized preferred stock with no shares outstanding as of December 28, 2013. Share of Class A and Class B common stock are substantially identical expecept that Class A common stock has one vote per share and Class B common stock has ten votes per share.

Reverse Split

On April 1, 2013, the Company effected a 1-for-2 reverse stock split (the Reverse Split) by filing an amendment to its Certificate of Incorporation with the Delaware Secretary of State. As a result of the Reverse Split, the Company also adjusted the share amounts under its employee incentive plans and common stock and warrant agreements with third parties. All common share numbers and per common share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Split and the amendment to the Certificate of Incorporation.

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

Dividend

On December 14, 2012, the Company’s Board of Directors declared a dividend of $1.369 per common share for stockholders of record as of December 18, 2012. The Company paid $69.9 million for the dividend on December 21, 2012 and will pay the dividend to holders of unvested restricted stock awards if and when the shares vest. Additionally, the Board declared a dividend equivalent of $1.369 per common share for restricted stock units to be paid when the award vests and the shares are issued, and a reduction of the exercise price of $1.369 per share for stock option and stock appreciation rights. Accordingly, the Company may pay up to $0.5 million if all restricted stock awards and restricted stock units vest and paid $0.1 million in 2013. The dividend also resulted in the reduction of the exercise price of all stock options and stock appreciation rights outstanding by an aggregate of $4.6 million in accordance with the anti-dilution provisions of the underlying plans.

8. Equity Incentive Plans and Stock Based Compensation

Stock Compensation Plans

2013 Equity Incentive Plan – In March 2013, the Board approved the 2013 Equity Incentive Plan (the 2013 Plan) to permit the issuance of up to 3,000,000 shares of Class A common stock. Under the terms of the 2013 Plan, the Company may award stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other incentive awards to Blackhawk employees, consultants, officers and directors. Additionally, following the Offering, the remaining shares reserved for issuance under the 2006 Restricted Stock and Restricted Stock Unit Plan (2006 Plan) and 2007 Stock Option Plan and Stock Appreciation Right Plan (2007 Plan), including those that later become available for future issuance as the result of the cancellation of awards, are available for issuance under the 2013 Plan as shares of Class A common stock. After the Offering, the Company ceased to grant awards under the 2006 Plan and 2007 Plan and granted awards under the 2013 Plan. As of year-end 2013, 3,431,000 shares are available for grant under this plan, which includes the additional shares from the 2006 Plan and the 2007 Plan.

2013 Employee Stock Purchase Plan – In December 2013, the Board approved the 2013 Employee Stock Purchase Plan (the ESPP) to permit the issuance of up to 2,000,000 shares of Class A common stock. Employees, with certain restrictions, may purchase shares at a 15% discount to the lesser of the fair market value of Class A common stock at the beginning and end of the offering period, which is generally six months. Shares available for issuance may increase, each year starting in 2015, up to 1% of the total Class A and Class B common stock outstanding at the date of the adoption of the ESPP. No offering periods were available during 2013 and accordingly the Company recognized no compensation expense nor issued any shares during 2013.

2007 Stock Option and Stock Appreciation Right Plan – In February 2007, the Board approved the 2007 Stock Option Plan and Stock Appreciation Right Plan (as amended, the 2007 Plan) to permit the issuance of

2,500,000 shares of Class B common stock. Under the 2007 Plan, Blackhawk may grant nonqualified options and stock appreciation rights at an exercise price equal to or greater than the fair market value at the grant date. Options and stock appreciation rights generally vest over four or five years. In March 2010 and March 2013, the Company’s Board of Directors voted to increase the pool of authorized shares of common stock available for grants under the 2007 Blackhawk Plan by 1,500,000 and 500,000 shares, respectively, to an aggregate of 4,500,000 shares.

2006 Restricted Stock Plans – In February 2006, the Board approved the 2006 Restricted Stock and Restricted Stock Unit Plan (as amended, the 2006 Plan) to permit the issuance of up to 1,250,000 shares of Class B common stock. In March 2013, the Board increased the shares available for grant under the 2006 Plan by 250,000 shares to an aggregate of 1,500,000 shares. Under the 2006 Plan, the Company may grant restricted stock awards or units to various Blackhawk employees. Also in February 2006, Safeway’s Board of Directors approved a restricted stock program whereby Safeway awards issued and outstanding Blackhawk stock originally owned by Safeway to various Safeway employees (the Safeway Restricted Stock Plan). Shares or units issued under these plans vest over four or five years provided that the employee remains employed by the Company or Safeway. Pursuant to his or her restricted stock agreement, an employee’s restricted shares will continue to vest following a spin-off, a change in ownership or control or an initial public offering (as defined in the agreement) of Blackhawk stock.

Stock Option and Stock Appreciation Rights

The Company determines the fair value of its stock option awards and stock appreciation rights using the Black-Scholes option pricing model. The assumptions used to value the option grants for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Expected life (in years)	5	5	5
Expected stock volatility	37.5%–48.3%	46.6%–48.2%	43.5%–44.2%
Risk-free interest rate	0.43%–1.64%	0.6%–1.1%	1.4%–2.8%
Expected dividend yield during expected term	0%	0%	0%

The expected term of the awards was determined using the “simplified method” outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 110, Share-Based Payment (SAB 110). Expected stock volatility was determined based upon historical volatility for comparable publicly traded companies over a five year period.

The risk free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on Blackhawk’s dividend policy at the time the options were granted.

A summary of Blackhawk’s stock option and stock appreciation right activity under all Plans for 2013 is as follows:

	Stock Options and Appreciation Rights (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, year-end 2012	3,335,150	$13.84	4.3	$20,875
2013 activity:
Granted	869,250	$20.16
Canceled	(259,500)	$19.76
Exercised	(444,402)	$8.55

Outstanding, year-end 2013	3,500,498	$15.84	4.2	$34,367

Exercisable, year-end 2013	1,523,153	$12.59	3.0	$19,911

Vested and expected to vest, year-end 2013	3,231,002	$15.58	4.1	$32,921

The weighted average grant-date fair values of stock options and stock appreciation rights granted during 2013, 2012 and 2011 were $8.00, $8.14 and $8.44 per share, respectively. The Company recognized stock-based compensation expense for options and appreciation rights of $5.9 million, $3.4 million and $2.3 million, in 2013, 2012 and 2011, respectively. Stock-based compensation is reported in the operating expense line item corresponding to the applicable employee compensation expense. As of year-end 2013, the unamortized stock-based expense for options and appreciation rights totaled $9.6 million and is expected to be recognized over the remaining weighted average period of 2.6 years. The total intrinsic value of options exercised and options surrendered upon cashless exercise totaled $7.2 million, $0.8 million and $1.5 million during 2013, 2012 and 2011, respectively.

Restricted Stock and Restricted Stock Units

Under both Blackhawk’s and Safeway’s Plans, the Company recognizes compensation expense for the restricted stock and restricted stock unit awards ratably over the vesting period based on the fair value of the stock at the grant date. Restricted stock compensation expense under all plans totaled $2.5 million, $1.6 million and $0.7 million in 2013, 2012 and 2011, respectively, and is reported in the operating expense line item corresponding to the applicable employee compensation expense. The fair values of restricted stock awards that vested during 2013, 2012 and 2011 totaled $2.6 million, $1.5 million and $1.8 million, respectively. As of year-end 2013, unrecognized compensation expense related to nonvested restricted stock and restricted stock unit awards totaled $6.7 million, and is expected to be recognized over the weighted average period of 3.0 years.

The changes in awards under the Blackhawk and Safeway’s Plans for 2013 are as follows:

	Blackhawk Restricted Stock Share and Restricted Stock Unit Awards	Safeway Restricted Stock Plan Share Awards	Total Restricted Stock Share and Restricted Stock Unit Awards	Weighted Average Grant-Date Fair Value
Nonvested, year-end 2012	311,170	41,700	352,870	$18.34
2013 activity:
Granted	374,150	—	374,150	$21.18
Vested	(98,453)	(21,700)	(120,153)	$16.27
Forfeited	(70,100)	—	(70,100)	$19.53

Nonvested, year-end 2013	516,767	20,000	536,767	$20.62

Performance Stock Units

The Company has granted performance stock unit awards where the number of shares issued is dependent upon both employee service and the performance of a component of the Company. The Company recognizes compensation expense for performance stock unit awards ratably over the vesting period based on the fair value of the stock at the grant date and based on the number of shares issuable for which, in the Company’s assessment at the grant date, it is probable that the performance condition will be achieved. Performance stock unit compensation expense under totaled $0.1 million in 2013 with no expense in 2012 and 2011, and is reported in the operating expense line item corresponding to the applicable employee compensation expense. No performance stock units vested during 2013, 2012 and 2011. As of year-end 2013, unrecognized compensation expense related to nonvested performance stock unit awards totaled $2.3 million, and is expected to be recognized over the weighted average period of 2.7 years.

The changes in performance stock unit awards for 2013 are as follows:

	Performance Stock Unit Awards	Weighted Average Grant-Date Fair Value
Nonvested, year-end 2012	—	$—
2013 activity:
Granted	105,600	$22.79
Vested	—	$—
Forfeited	—	$—

Nonvested, year-end 2013	105,600	$22.79

Stock Compensation in Safeway Stock

Safeway has historically granted stock options and restricted stock to certain Blackhawk employees. Safeway granted no stock awards during 2013 and 2012, and the grants during 2011 were immaterial. The Company recognized $0.2 million, $0.2 million and $0.7 million in 2013, 2012 and 2011 related to equity awards in Safeway stock. As of year-end 2013, the unamortized stock compensation expense was immaterial.

Total Employee Stock-Based Compensation

The following table presents total stock-based compensation expense for both Blackhawk and Safeway stock option and restricted stock plans according to the income statement line in the accompanying consolidated statements of income for fiscal years 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Processing and services	$1,222	$618	$246
Sales and marketing	3,647	2,013	1,319
Cost of products sold	17	31	—
General and administrative	3,827	2,548	2,156

Total stock-based compensation expense	$8,713	$5,210	$3,721

Safeway charges the Company for the compensation expense related to the Safeway stock awards granted to Blackhawk employees and periodically cash settles these amounts with Safeway through the intercompany billing process. As a result, this stock compensation charge is captured in the working capital changes in the accompanying consolidated statements of cash flows, rather than as a non-cash reconciliation adjustment to net income.

9. Equity Awards Issued to Distribution Partners

Common Stock and Warrants Issued to Distribution Partner

In August 2007, the Company entered into a seven year prepaid card program agreement (the Agreement) with a distribution partner that includes both (i) distribution of Blackhawk’s third-party prepaid cards into the partner’s stores for retail sale, as well as (ii) distribution of certain of the partner’s prepaid cards into the stores of the Company’s distribution partners for retail sale. In conjunction with the Agreement, the Company and the partner also entered into a stock purchase agreement and related agreements (Stock Agreement). Under the terms of the Stock Agreement, the partner purchased 1,036,585 shares of the Company’s Class B common stock at a price of $8.00 per share. The partner had a put right in the event that the Company has not consummated an initial public offering, a spin-off or a change in control by a certain date. The purchase price for shares subject to the put right was initially the greater of (i) the then-current fair market value of the Blackhawk stock and (ii) the original purchase price of $8.00 per share plus interest thereon, compounded semiannually, at 8% per annum.

The Stock Agreement also allows the partner, as an anti-dilutive measure, to purchase additional shares from the Company at the then-current fair market value up to an amount equal to 2% of the aggregate number of Company shares issued in the triggering event. From September 2009 through December 2012, the partner exercised this purchase right to acquire an additional 33,082 shares at prices that range from $10.52 per share to $18.90 per share and a warrant to acquire up to 22,449 shares of common stock at $16.30 per share.

The put and call rights were scheduled to expire upon the earlier of August 16, 2010 or an initial public offering, a spin-off or a transaction resulting in a change of control of the Company, but were extended to March 31, 2011. In March 2011, these provisions were amended (the Amendment) to extend the expiration date to the earlier of June 1, 2014 or an initial public offering, a spin-off, or a transaction resulting in a change of control of the Company (as defined in the Stock Agreement). The Amendment also fixed the put and call purchase price at $18.90 per share for all shares issued prior to the Amendment and the purchase price for all shares issued subsequent to the Amendment.

At the time of issuance in August 2007, the fair value of the overall equity instrument (stock and associated rights) was determined using the Black-Scholes option pricing model. The excess fair value over the purchase price was recorded as an intangible distribution partner relationship asset and is amortized to expense on a straight-line basis over the seven-year life of the Agreement. At each reporting date through the Amendment date in March 2011, the stock portion of the overall equity instrument was revalued as a liability award using the Black-Scholes option pricing model due to the fair value put right. After the Amendment, which fixed the Company’s call right at $18.90 per share, the Company concluded that a performance commitment date will not be achieved until the call provision terminates due to the fixed price nature of the Company’s call right and the distribution partner’s continuing performance requirements under the Agreement. Consequently, the amended portion of the instrument is remeasured to fair value at each reporting period and recorded to equity (as a result of modifying the fair value put right to a fixed-price put right) based on current market conditions using a Black-Scholes option pricing model. This resulting fair value was amortized to Sales and marketing expense over the 38 month life of the Amendment. As a result of the Offering, the put and call rights were terminated, which eliminated the performance conditions of the Amendment. Accordingly, the Company expensed the remaining unamortized fair value of $3.5 million, determined as the excess of the Offering price of $23.00 per share over the put price of $18.90 per share, less amounts previously expensed, with an offsetting increase to Additional paid-in capital. Further, the Company reclassified Warrant and common stock liabilities related to these put rights of $20.2 million to Additional paid-in capital. The Company recognized expense related to this equity instrument of $3.1 million, $0.5 million and $0.8 million in 2013, 2012 and 2011, respectively in Sales and marketing expense.

The Stock Agreement and Amendment required that all cash received for the original and subsequent purchases of Blackhawk stock be placed in an escrow account until the put option is exercised or expires. The cash in escrow was classified as Restricted cash in the Company’s consolidated balance sheets. The Offering terminated the restriction on the cash, and the Company reclassified Restricted cash of $9.0 million to Cash and cash equivalents.

In April 2013, in conjunction with extending the marketing and distribution services agreement with this distribution partner, the Company issued a fully vested warrant to purchase 1,500,000 shares of Class A common stock at an exercise price of $20.00 per share with no service or performance conditions. As a result of the Offering, the warrant became exercisable on October 16, 2013, which was 181 days after the date on which the Company’s registration statement filed in connection the Offering was declared effective by the SEC. The Company measured the fair value of the warrant using a Black-Scholes option pricing model as of the date of the Offering as $14.9 million. The Company recorded the full value of the warrant in Additional paid-in capital with an offset to Intangible assets and amortizes the assets over the term of the related marketing and distribution services agreements of approximately five years to Sales and marketing expense. Additionally, on April 30, 2013, pursuant to the distribution partner’s anti-dilutive rights, the Company issued a warrant to purchase 15,306 shares at an exercise price of $20.00 per share. The Company recorded the fair value of the warrant of $0.1 million in Additional paid-in capital with an offset to Sales and marketing expense.

Warrants Issued to Distribution Partners

In July 2009, the Company signed a marketing and distribution services agreement with another distribution partner and issued a warrant to the partner to purchase 750,000 shares of Class B common stock at $10.52 per share. The term of both the services agreement and the warrant is 10 years.

The warrant was fully vested and exercisable upon signing the agreement. However, the partner vested into a put right covering any shares to be issued under the warrant over five years, with 25% vesting on the second anniversary of the warrant agreement, and 25% vesting on each anniversary thereafter. The put right allowed the partner to put “vested” shares to the Company at the then-current fair market value. The warrant and put right terminated upon the Offering.

Due to the vesting provisions of the put right, the fair value of the warrant was remeasured at each reporting period based on a Black-Scholes option pricing model and expensed to Sales and marketing with an offset to Warrant and common stock liabilities over the 5-year vesting period. As discussed in Note 7, in conjunction with the Offering, the partner net exercised the warrant and the Company expensed the remaining unamortized fair value of $2.5 million, determined as the excess of the Offering price of $23.00 per share over the exercise price of the warrant, less amounts previously expensed, with an offsetting increase to Additional paid-in capital. Further, the Company reclassified Warrant and common stock liabilities related to the put right of $6.9 million to Additional paid-in capital. The Company recognized expense of $2.9 million, $1.7 million and $1.9 million in 2013, 2012 and 2011, respectively.

In November 2010, in conjunction with signing a marketing and distribution services agreement with a third distribution partner, the Company entered into a warrant agreement whereby the Company would issue the distribution partner a warrant to purchase up to 1.1 million shares of Class B common stock at $16.30 per share upon the achievement of certain performance milestones. The partner achieved such milestones in December 2010, and the Company subsequently issued the warrant. The warrant was vested as to 181,500 shares upon issuance and vested as to 288,494 shares in December 2013 as the result of the achievement of certain milestones. The warrant may vest as to additional shares if and when certain milestones are achieved on or prior to December 31, 2014. The warrant will become exercisable on April 1, 2014. The warrant expires on the earlier of December 31, 2015, or the termination of the services agreement, which has a term of seven years. The warrant contains an accelerated vesting provision if the Company experiences a change in control event prior to April 1, 2014. The instrument was also subject to call and put provisions, which terminated as a result of the Offering.

The Company concluded that a performance commitment date will not be achieved until the warrant becomes exercisable on April 1, 2014, due to the underlying performance requirements associated with the marketing and distribution services agreement. Consequently, the fair value of the warrant is remeasured at each reporting period based on current market conditions using the Black-Scholes option pricing model and is amortized to Sales and marketing expense, with a corresponding increase to Additional paid-in capital until performance is completed. The company recognized expense of $2.4 million, $0.2 million and $0.5 million for 2013, 2012 and 2011, respectively. As of year-end 2013, the unamortized fair value of the warrant was $0.3 million.

In April 2013, in conjunction with extending marketing and distribution services agreements with a fourth distribution partner, the Company issued a fully vested warrant to purchase 750,000 shares of Class A common stock at an exercise price of $20.00 per share with no service or performance conditions. As a result of the Offering, these warrants became exercisable on October 16, 2013, which was 181 days after the date on which the Company’s registration statement filed in connection the Offering was declared effective by the SEC. The Company measured the fair value of the warrants using a Black-Scholes option pricing model as of the date of the Offering as $7.3 million, recorded the full value of the warrant in Additional paid-in capital with an offset to Intangible assets and amortizes the assets over the term of the related marketing and distribution services agreements of approximately five years to Sales and marketing expense.

Total Distribution Partner Stock-Based Compensation

The following table presents the components of distribution partner stock-based compensation expense included in Sales and marketing expense (in thousands):

	2013	2012	2011
Mark-to-market expense	$8,598	$2,432	$3,260
Amortization of intangible assets	3,376	360	360

Total distribution partner stock-based compensation expense	$11,974	$2,792	$3,620

10. Income Taxes

Prior to the Offering, the Company was included in Safeway’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups for state and local income tax purposes. The Company is also party to a federal and state and local tax sharing agreement with Safeway (TSA). Under the TSA, the amount of federal tax liability paid by Blackhawk is based on the approximate liability that would be incurred if Blackhawk filed its own consolidated tax return separate from the Safeway consolidated group. Through 2012, the state tax liability paid by Blackhawk is partly based on Blackhawk’s share of taxable income and the total actual tax liability of the Safeway consolidated group, which will generally be less than the state income tax liability that Blackhawk would incur if it filed its own consolidated state tax returns. Effective December 30, 2012, the Company and Safeway amended and restated their tax sharing agreement (Amended TSA). Under the Amended TSA, the state tax liability paid by Blackhawk is based on the incremental liability paid by Safeway resulting from including Blackhawk in its consolidated tax group, which will generally be greater than the state income tax liability that Blackhawk would incur if it filed its own consolidated tax returns. The Company does not believe that the terms of the Amended TSA will materially affect the Company’s consolidated financial statements.

Prior to the Offering, the Company’s income tax expense and related current and deferred income taxes are calculated on a hypothetical stand-alone income tax return basis. After the Offering, income tax expense and related current and deferred income taxes are calculated on a stand-alone basis except for a hypothetical stand-alone income tax return for certain states where the Company continues to be included in Safeway’s consolidated tax return. Certain deferred tax assets and liabilities will never be realized if Blackhawk were to become a tax filer separate from the Safeway consolidated group where the Company continues to be included in certain of

Safeway’s consolidated state and local tax returns. Differences arise as a result of computing the Company’s federal and state tax payments pursuant to the TSA or Amended TSA versus the liability that results from the stand-alone provision calculation. These differences, to the extent the Company deems these amounts to be permanent, are recorded in equity as Additional paid-in capital in the accompanying consolidated statements of redeemable equity and stockholders’ equity and consolidated balance sheets.

The components of income before income tax expense for 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Domestic	$67,368	$67,451	$52,859
Foreign	16,180	10,640	8,794

Income before income tax expense	$83,548	$78,091	$61,653

The components of income tax expense for the years ended 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Current:
Federal	$20,669	$25,454	$14,493
State	4,068	4,054	3,414
Foreign	6,178	5,376	3,594

Total current	30,915	34,884	21,501

Deferred:
Federal	(360)	(3,467)	3,862
State	(275)	(616)	454
Foreign	(418)	(602)	(663)

Total deferred	(1,053)	(4,685)	3,653

Income tax expense	$29,862	$30,199	$25,154

Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company’s income taxes for 2013, 2012 and 2011 is as follows (dollars in thousands):

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at federal statutory rate	$29,241	35.0%	$27,331	35.0%	$21,579	35.0%
State income taxes net of federal benefit	2,787	3.3%	2,329	3.0%	2,445	4.0%
Foreign rate differential	96	0.1%	1,050	1.4%	(159)	(0.3%)
Mark to market on redeemable common stock	1,536	1.8%	336	0.4%	453	0.7%
Change in fair value of contingent consideration	(6,097)	(7.3%)	(1,160)	(1.5%)	—	—
Compensation subject to certain limits	2,143	2.6%	—	—	—	—
Other	156	0.2%	313	0.4%	836	1.4%

Total income tax expense / effective tax rate	$29,862	35.7%	$30,199	38.7%	$25,154	40.8%

The components of the Company’s deferred tax assets (liabilities) at year-end 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$9,752	$3,181
Accrued expenses	6,888	7,717
Non-deductible reserves	6,508	4,879
Deferred revenue	7,428	5,856
Stock-based compensation	4,963	5,646
Content provider fee	—	8,125
Other	1,899	1,130

Deferred tax assets	37,438	36,534
Valuation allowance	(1,485)	(1,056)

Total deferred tax assets	35,953	35,478

Deferred tax liabilities:
Depreciation and amortization	(39,569)	(23,308)

Total deferred tax liabilities	(39,569)	(23,308)

Net deferred tax assets (liabilities)	(3,616)	12,170

Balance sheet presentation:
Current deferred tax assets	20,145	10,499
Long-term deferred tax assets	727	1,937
Long-term deferred tax liabilities	(24,488)	(266)

Net deferred tax assets (liabilities)	$(3,616)	$12,170

In February 2013, the Company received a ruling from the Internal Revenue Service (IRS) that permits the current deduction of a content provider fee that was previously amortized for the Company’s tax provision. As a result, the Company reclassified $8.1 million of deferred tax assets to income tax receivable from Parent and reduced its unrecognized tax benefit position by $4.4 million. The Company will collect the resulting net receivable of $3.7 million from Safeway when Safeway settles such amounts with the IRS.

As a result of the Offering, certain compensation for certain executives became subject to certain IRS limitations. The Company is not able to avail itself to one-year transition rules related to stock-based awards granted prior to the Offering since the Company is the subsidiary of Safeway, an already publicly-traded company. As a result, the Company wrote-off deferred tax assets related to stock-based compensation for certain executives and may not realize a tax benefit depending upon the timing and the amount of the possible deduction.

At year-end 2013, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $4.5 million which expire at various dates from 2022 to 2024. These are NOL carryforwards from the acquisition of EWI in 2006, the utilization of which are subject to limitations pursuant to Internal Revenue Code Section 382.

The Company has California state NOL carryforwards of approximately $1.1 million, which begin to expire in 2031, and the Company has additional state NOL carryforwards related to the acquisition of EWI of approximately $8.2 million, against which the Company has recorded a full valuation allowance. These NOL carryforwards expire at various dates from 2014 to 2016.

Additionally, the Company has NOL carryforwards in certain foreign jurisdictions of approximately $22.1 million, which do not expire.

The Company operates under tax holiday in El Salvador, which is effective immediately. The impact of such holiday was immaterial for 2013.

At year-end 2013, certain undistributed earnings of the Company’s foreign operations totaling $41.4 million are considered permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the United States, since the Company’s intention is to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability.

The following table presents the aggregate changes in the balance of gross unrecognized tax benefit (in thousands):

	2013	2012	2011
Gross unrecognized tax benefits, beginning balance	$7,112	$2,743	$3,344
Increase for tax position from prior fiscal years	314	1,956	—
Decrease for tax position from prior fiscal years	(4,369)	—	(601)
Increases for tax positions taken during current fiscal year	—	2,413	—

Gross unrecognized tax benefits, ending balance	$3,057	$7,112	$2,743

As of year-end 2013 and 2012, the balance of unrecognized tax benefits included tax positions of $2.1 million and $1.8 million, respectively, which would reduce the Company’s effective income tax rate if recognized in future periods. The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense. Income tax expense (benefit) included interest and penalties on unrecognized tax benefits of $0.6 million, $0.1 million and ($0.4) million for 2013, 2012 and 2011, respectively. Accrued interest and penalties amounted to $1.3 million and $0.6 million at year-end 2013 and 2012, respectively.

The Company does not anticipate that unrecognized tax benefits will significantly change in the next 12 months.

Prior to the Offering, the Company and its subsidiaries filed income tax returns as part of Safeway’s consolidated group with federal and certain state and local tax authorities within the United States and filed its own income tax returns with certain state and local tax authorities. After the Offering, the Company and its subsidiaries will continue to file income tax returns as part of Safeway’s consolidated group for certain state and local tax authorities and will file its own income tax returns with federal and certain state and local tax authorities within the United States. Both prior to and after the Offering, the Company’s foreign affiliates operate and file income tax returns in various foreign jurisdictions. The IRS examination of Safeway’s federal income tax returns for 2006 is complete and with limited exceptions the Company is no longer subject to federal income tax examinations for fiscal years before 2007, and is no longer subject to state and local income tax examinations for fiscal years before 2006.

11. Commitments and Contingencies

Legal Matters

On October 19, 2009 e2Interactive and Interactive Communications International, Inc. (collectively, InComm) filed a lawsuit against the Company in the United States District Court for the Western District of Wisconsin (the District Court), alleging that the Company infringed a recently issued patent (the Patent). InComm claimed the rights to “methods, systems and computer programs for processing a store-value card transaction request in a card data management system.” InComm sought injunctive relief, damages and attorneys’ fees. On December 2, 2009, the Company answered InComm’s complaint and filed counterclaims asserting, among other things, that the Patent was invalid and that InComm engaged in inequitable conduct before the U.S. Patent and Trademark Office in securing the Patent. The Company sought a declaration of noninfringement, invalidity and unenforceability of the Patent. On February 28, 2012, the jury found that the Company had infringed the Patent and awarded damages of $3.5 million plus interest to InComm for such infringement. On February 21, 2013, the District Court awarded InComm costs, such that the total damages outstanding at year end 2013 totaled $3.7 million. The Company appealed to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). On March 12, 2014, the Federal Circuit reversed the judgment of infringement on the grounds that the asserted claims in the Patent were limited “to require use of the terminal identifier for determining if a terminal is authorized to make the requested transaction” and that the Company did not make such use of a terminal identifier. InComm has 30 days to petition the Federal Circuit for rehearing or rehearing en banc seeking to vacate the reversal. Due to this and other uncertainties concerning Incomm’s intentions with respect to the reversal, the Company determined that a loss was still probable as of December 28, 2013.

There are various claims and lawsuits arising in the normal course of business pending against the Company, some of which seek damages and other relief which, if granted, may require future cash expenditures. Management does not believe that it is probable that the resolution of these matters would result in any liability that would materially affect the Company’s results of operations or financial condition.

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

Contingencies

The Company is subject to audit related to various indirect taxes, including, but not limited to, sales and use taxes, value-added tax, and goods and services tax, in various foreign and state jurisdictions. The Company evaluates its exposure related to these audits and potential audits and does not believe that it is probable that any audit would hold the Company liable for any material amounts due.

12. Related-Party Transactions

Safeway

Related Party Agreements

The related-party relationship with Safeway is governed by various agreements, as amended, including 1) the Gift Card Alliance Partners Program Agreements covering the distribution of the cards provided by Blackhawk; 2) the Gift Card Sales and Management Agreements, a Gift Card Transfer and Management Agreement and a Gift Card Agreement—Bulk and Online Sales related to Blackhawk’s management of Safeway’s gift card program; 3) the Contribution Agreement that established the value of initial equity contributed by Safeway; 4) various unsecured promissory notes; 5) the Tax Sharing Agreement; 6) the Administrative Services Agreements; 7) the Sublease Agreement; and 8) the Card Production and Card Services Agreements.

Intercompany Revenues and Expenses

The following table presents the amounts of Operating revenues and Other income (expense) from (to) Safeway and Operating expenses to (from) Safeway included in the accompanying consolidated statements of operations (in thousands):

	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
OPERATING REVENUES:
Commissions and fees	$2,419	$2,711	$2,436
Program, interchange, marketing and other fees	2,407	2,436	2,498
Product sales	4,728	5,329	3,585

Total operating revenues	9,554	10,476	8,519
OPERATING EXPENSES:
Distribution partner commissions	58,145	46,402	42,175
Processing and services to (from)	(2,965)	(992)	669
Sales and marketing	136	414	1,447
Costs of products sold	—	—	—
General and administrative	2,735	2,492	3,625

Total operating expenses	58,051	48,316	47,916
OTHER INCOME (EXPENSE):
Interest income and other income, net	184	780	445
Interest expense	—	(10)	(4)

Distribution Commissions and Revenue

Safeway is a significant distribution partner of the Company. The Company’s distribution commission expense related to Safeway totaled $58.1 million, $46.4 million and $42.2 million for 2013, 2012 and 2011, respectively. Through 2012, Blackhawk’s distribution agreement with Safeway provided for a greater share of partner distribution commissions and fees to be retained by Blackhawk than other comparable distribution partner agreements reflecting additional services that the Company provided to Safeway compared to other distribution partners. Other terms under the agreement with Safeway were substantially similar to agreements with unrelated distribution partners. Effective December 30, 2012, the Company and Safeway amended their distribution agreements to, among other things, extend the term to December 31, 2017 and to increase the amount of Distribution partner commissions expense paid to Safeway.

Safeway reimburses the Company for certain distribution and merchandising costs, recorded as a reduction of Processing and services expense, which totaled $3.0 million, $1.0 million and $1.1 million for 2013, 2012 and 2011, respectively. The Company also earns revenue from the sale of telecom handsets to Safeway as a distribution partner, which totaled $3.8 million, $4.0 million and $3.1 million for 2013, 2012 and 2011, respectively.

The Company earns revenue from Safeway as a content provider from the program management, including card production, balance tracking, redemption processing, of Safeway’s in-store gift card program and from the bulk sale of Safeway gift cards. Revenues earned under these arrangements totaled $5.7 million, $6.5 million and $5.4 million in 2013, 2012 and 2011, respectively.

General Corporate Expenses

Safeway provides certain corporate services to Blackhawk. Through 2011, these expenses primarily related to employee benefits and services provided for tax, information technology, product support, insurance, legal, accounting and treasury management. In 2012 and 2013, these expenses primarily relate to tax services. Safeway charges Blackhawk for actual or estimated costs to provide these services. The total cost of services rendered by Safeway to Blackhawk totaled $0.6 million, $1.1 million and $3.7 million in 2013, 2012 and 2011, respectively, and is included in Operating expenses.

Management of both companies believes that the allocation methodology is reasonable and considers the charges to be a reasonable reflection of the cost of services provided. These charges may not, however, reflect the actual expense that the Company would have incurred as an independent company for the periods presented

Overnight Cash Advances to Parent

On a daily basis, pursuant to intercompany interest-bearing notes, Safeway may borrow available excess cash from the Company. Average daily borrowings by Safeway for this purpose were $42.9 million and $146.3 million for 2013 and 2012, respectively. Such amounts are presented as Overnight cash advances to Parent in the accompanying consolidated balance sheets. In January 2013, these notes were extended through February 2016.

Interest is calculated based on average overnight commercial paper rates, accrued monthly and paid annually. The average interest rates for 2013, 2012, and 2011 were 0.5%, 0.5% and 0.5%, respectively. Interest income under this note for 2013, 2012 and 2011 totaled $0.2 million, $0.8 million and $0.4 million, respectively.

Notes Payable to Parent

The Company maintains a line of credit from Safeway for working capital pursuant to an unsecured demand promissory note, which was $25.0 million at year-end 2012 and was increased to $175.0 million during 2013. As of both year-end 2013 and 2012, $0.0 million was outstanding, and the largest amounts outstanding totaled $165.0 million in 2013. The line of credit terminates in February 2016.

Interest expense was immaterial for 2013, 2012 and 2011.

Tax Sharing Agreement

The Company and Safeway are party to a tax sharing agreement (TSA) (See Note 10—Income Taxes). Amounts due to Safeway are included in Other current liabilities or Other liabilities in the accompanying consolidated balance sheets, depending upon the Company’s assessment of when it will settle such amounts with Safeway. Amounts due from Safeway are included in Prepaid expenses and other current assets or Other assets in the accompanying consolidated balance sheets, depending upon the Company’s assessment of when Safeway will settle such amounts with the Company.

The Company classifies payments between the Company and Safeway under the TSA as income taxes within the operating cash flows section in the accompanying consolidated statements of cash flows and discloses such payments as income taxes paid in the related supplemental disclosures of cash flow information. Payments to (refunds from) Safeway totaled $16.3 million, $22.5 million and ($1.5) million for 2013, 2012 and 2011, respectively.

Sublease Agreement

The Company leases its corporate office from Safeway under a sublease that expires in April 2017. See Note 6—Lease Obligations.

Guarantees

Safeway has, in limited instances, provided guarantees to certain content providers with respect to obligations of the Company relating to distribution partner card sales. These guarantees have stated maximum amounts and expiration dates ranging from 2014 to 2018. These guarantees have a variety of termination provisions, some of which include (i) the initial public offering of the Company’s common stock, (ii) Safeway ceasing to own a specified percentage of the Company’s issued and outstanding voting stock, and (iii) issuance of a replacement letter of credit with a financial institution to cover such obligations.

Employee Retirement Plan

Through 2011, substantially all Blackhawk employees were eligible to participate in a defined benefit pension plan established and managed by Safeway. Costs for Blackhawk employees participating in this plan were based upon an allocation of estimated service costs which totaled approximately $1.1 million in 2011, respectively, and are included in the amounts paid by Blackhawk to Safeway under the general corporate expenses agreements discussed above. Effective January 1, 2012, the Company ceased to make contributions on behalf of its employees to Safeway’s retirement plan and accordingly recognized no expense in 2012 and 2013. Obligations related to vested participants will remain the responsibility of Safeway.

Stock Options and Restricted Stock

Certain Blackhawk employees participate in the stock option and restricted stock plans of Safeway. Additionally, under a Safeway restricted stock program, Safeway awards Blackhawk stock that it owns to various Safeway employees. The Company recognizes compensation expense for the Safeway stock options and restricted stock granted to Blackhawk employees and Blackhawk restricted stock granted by Safeway to Safeway’s employees (see Note 8—Equity Incentive Plans and Stock Based Compensation) The Company cash settles expenses with Safeway each period through a cash settlement included as an intercompany payable in Accounts payable and accrued operating expenses.

13. Segment Reporting and Enterprise-Wide Disclosures

Segments

The Company’s Chief Executive Officer (CEO) is considered its chief operating decision maker. The CEO operates the Company as a single operating segment as the Company’s revenue generating activities are significantly dependent upon the underlying technology infrastructure which supports all prepaid card types and services and geographical regions.

Products

For product reporting, the Company groups its products according to the following categories: Prepaid cards and Product sales. The accompanying consolidated statements of income reflect Prepaid cards as Commissions and fees and Program, interchange, marketing and other fees (see Note 1—Revenue Recognition and Presentation). The following table summarizes these revenues for 2013, 2012 and 2011 (dollars in thousands):

	2013		2012		2011
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Prepaid cards	$1,046,531	92.0%	$889,984	92.8%	$727,184	96.7%
Product sales	91,557	8.0%	69,085	7.2%	24,622	3.3%

Total	$1,138,088	100.0%	$959,069	100.0%	$751,806	100.0%

Geography

The following table presents revenue by geographic area generally based on the location of the card activation or value load for 2013, 2012 and 2011 (dollars in thousands):

	2013		2012		2011
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
United States	$925,712	81.3%	$815,942	85.1%	$643,818	85.6%
International	212,376	18.7%	143,127	14.9%	107,988	14.4%

Total	$1,138,088	100.0%	$959,069	100.0%	$751,806	100.0%

The following table presents the Company’s long-lived Property, equipment and technology, net by geographic area based on the locations of the assets as of year-end 2013, 2012 and 2011 (dollars in thousands):

	2013		2012		2011
	Long- Lived Assets	Percent of Total Long- Lived Assets	Long- Lived Assets	Percent of Total Long- Lived Assets	Long- Lived Assets	Percent of Total Long- Lived Assets
United States	$77,389	97.1%	$66,474	99.2%	$61,865	99.2%
International	2,274	2.9%	524	0.8%	503	0.8%

Total	$79,663	100.0%	$66,998	100.0%	$62,368	100.0%

Major Customers and Significant Concentrations

Revenue generated from card activations at and other product sales to Safeway locations accounted for approximately 11%, 12% and 14% of total operating revenues, for 2013, 2012 and 2011, respectively. Outstanding receivables from Safeway totaled $97.2 million and $79.4 million at year-end 2013 and 2012, respectively. Additionally, revenues from card activations at and product sales to another distribution partner accounted for approximately 11%, 13% and 14% of total operating revenues for 2013, 2012 and 2011, respectively; and revenues from card activations at and product sales to another distribution partner accounted for approximately 15%, 15% and 13% of total operating revenues for 2013, 2012 and 2011, respectively.

One content provider accounted for 15%, 12% and 10% of the Company’s total operating revenues for 2013, 2012 and 2011, respectively. Outstanding receivables from one of the Company’s issuing banks for its Visa gift and GPR cards were $47.9 million and $44.7 million at year-end 2013 and 2012, respectively.

14. Earnings Per Share

The Company computes basic earnings per share (EPS) by dividing net income available to common stockholders by the weighted average common shares outstanding during the period and computes diluted EPS by dividing earnings available to common stockholders by the weighted average shares outstanding during the period and the impact of securities that if exercised, would have a dilutive effect on EPS.

The Company computes EPS under the two-class method, which is a method of computing EPS when an entity has both common stock and participating securities. The Company considers nonvested stock as a participating security if it contains rights to receive nonforfeitable dividends at the same rate as common stock. Under the two-class method, the Company excludes the income and distributions attributable to participating securities from the calculation of basic and diluted EPS and excludes the participating securities from the weighted average shares outstanding.

Class A and Class B common stock have equal rights to dividends as declared by the Board. As a result, basic and diluted EPS are equivalent for Class A and Class B common stock 2013. For 2012 and 2011, Blackhawk’s common stock consisted solely of Class B common stock.

The following table provides reconciliations of net income and shares used in calculating Basic EPS to those used in calculating Diluted EPS (in thousands except per share amounts):

	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$54,104	$54,104	$48,165	$48,165	$36,499	$36,499
Distributed and undistributed earnings allocated to participating securities	(707)	(692)	(1,464)	(1,464)	(725)	(725)

Net income attributable to common stockholders	$53,397	$53,412	$46,701	$46,701	$35,774	$35,774

Weighted-average common shares outstanding	51,164	51,164	50,045	50,045	50,225	50,225

Common share equivalents		1,238		—		652

Weighted-average shares outstanding		52,402		50,045		50,877

Earnings per share – Class A and Class B	$1.04	$1.02	$0.93	$0.93	$0.71	$0.70

The Company excluded common share equivalents of 95,000 and 97,000 for 2013 and 2011, respectively, as the result would have been anti-dilutive. For 2012, the dividend of $69.9 million exceeded net income and resulted in an undistributed loss under the two-class method. Accordingly, the inclusion of any potentially dilutive securities would result in anti-dilution, and therefore the Company excluded all potential common stock equivalents from weighted-average shares outstanding.

15. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2013 and 2012 is as follows. The Company has corrected the second quarter of 2013 from previously reported amounts on Form 10-Q for such period for a $1.4 million increase in income tax expense and decrease in Net income attributable to Blackhawk Network Holdings, Inc. for certain amounts of stock-based compensation, which became subject to certain IRS limitations as a result of the Offering. The Company has also corrected Basic and Diluted Earnings per Share – Class A and Class B from previously reported amounts of $0.07 and $0.07, respectively. Management does not consider these amounts to be material to the Company’s previously issued unaudited condensed consolidated financial statements.

	Q4 ‘13	Q3 ‘13	Q2 ‘13	Q1 ‘13	Q4 ‘12	Q3 ‘12	Q2 ‘12	Q1 ‘12
	(in thousands, except per share data)
Revenues	$521,180	$205,996	$225,862	$185,050	$452,897	$164,651	$190,022	$151,499
Operating income	73,894	3,734	5,379	300	59,191	4,236	8,969	4,409
Net income attributable to Blackhawk Network Holdings, Inc.	$49,272	$2,355	$2,131	$346	$36,345	$3,091	$5,854	$2,875
Earnings per Share – Class A and Class B:
Basic	$0.95	$0.05	$0.04	$0.01	$0.70	$0.06	$0.11	$0.06
Diluted	$0.92	$0.04	$0.04	$0.01	$0.70	$0.06	$0.11	$0.06

******