Form 10-Q
period 2014-03-22
BLACKHAWK NETWORK HOLDINGS, INC
filed 2014-04-30
CIK 1411488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2014, there were 12,531,000 shares of the Registrant’s Class A common stock outstanding and 40,070,000 shares of the Registrant’s Class B common stock outstanding.

Blackhawk Network Holdings, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 22, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$134,831	$550,380
Settlement receivables, net ($14,019 and $95,317 from Safeway)	184,395	813,448
Accounts receivable, net ($632 and $1,833 from Safeway)	117,614	126,369
Deferred income taxes	20,145	20,145
Prepaid expenses and other current assets ($4,924 and $8,268 from Safeway)	64,945	67,474

Total current assets	521,930	1,577,816
Property, equipment and technology, net	82,156	79,663
Intangible assets, net	93,351	98,689
Goodwill	133,633	133,521
Deferred income taxes	727	727
Other assets ($5,527 and $5,555 from Safeway)	82,194	90,678

TOTAL ASSETS	$913,991	$1,981,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables ($2,686 and $1,636 to Safeway)	$370,757	$1,484,047
Consumer and customer deposits	55,093	54,915
Accounts payable and accrued operating expenses ($1,179 and $3,554 to Safeway)	76,577	99,499
Other current liabilities	36,595	81,270
Note payable to Safeway	113,000	—

Total current liabilities	652,022	1,719,731
Deferred income taxes	24,501	24,488
Other liabilities	7,549	8,711

Total liabilities	684,072	1,752,930

Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—
Class A common stock: $0.001 par value; 125,000 shares authorized; 12,419 and 12,188 shares outstanding, respectively	12	12
Class B common stock: $0.001 par value; 125,000 shares authorized; 40,168 and 40,252 shares outstanding, respectively	41	41
Additional paid-in capital	112,546	107,139
Treasury stock	(305)	(126)
Accumulated other comprehensive loss	(3,397)	(2,873)
Retained earnings	114,067	116,975

Total Blackhawk Network Holdings, Inc. equity	222,964	221,168
Non-controlling interest	6,955	6,996

Total stockholders’ equity	229,919	228,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$913,991	$1,981,094

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

(Unaudited)

	12 Weeks Ended
	March 22, 2014	March 23, 2013
OPERATING REVENUES:
Commissions and fees	$178,095	$144,475
Program, interchange, marketing and other fees	35,665	24,358
Product sales	19,355	16,217

Total operating revenues	233,115	185,050

OPERATING EXPENSES:
Distribution partner commissions	118,594	95,982
Processing and services	41,625	32,136
Sales and marketing	38,791	28,325
Costs of products sold	19,304	15,850
General and administrative	14,603	11,780
Business acquisition expense and amortization of acquisition intangibles	4,411	677

Total operating expenses	237,328	184,750

OPERATING INCOME (LOSS)	(4,213)	300
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(409)	277
Interest expense	(45)	—

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(4,667)	577
INCOME TAX EXPENSE (BENEFIT)	(1,783)	318

NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	(2,884)	259

Add: Net loss attributable to non-controlling interests (net of tax)	43	87

NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(2,841)	$346

EARNINGS (LOSS) PER SHARE:
Basic – Class A and Class B	$(0.06)	$0.01
Diluted – Class A and Class B	$(0.06)	$0.01
Weighted average shares outstanding—basic	52,095	50,011
Weighted average shares outstanding—diluted	52,095	50,920

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	12 Weeks Ended
	March 22, 2014	March 23, 2013
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	$(2,884)	$259
Other comprehensive income (loss):
Currency translation adjustments	(522)	(1,308)

COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	(3,406)	(1,049)
Add: Comprehensive loss attributable to non-controlling interest (net of tax)	41	87

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(3,365)	$(962)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	12 Weeks Ended
	March 22, 2014	March 23, 2013
OPERATING ACTIVITIES:
Net income (loss) before allocation to non-controlling interest	$(2,884)	$259
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,918	4,727
Program development cost amortization	5,657	4,178
Provision for doubtful accounts and sales adjustments	432	676
Employee stock-based compensation expense	2,670	1,634
Distribution partner mark-to-market expense	622	117
Change in fair value of contingent consideration	—	578
Excess tax benefit from stock-based awards	(779)	—
Other	524	1
Changes in operating assets and liabilities:
Settlement receivables	625,608	358,801
Settlement payables	(1,109,862)	(903,987)
Accounts receivable, current and long-term	15,134	20,637
Prepaid expenses and other current assets	5,446	10,145
Other assets	(4,978)	(1,246)
Consumer and customer deposits	178	467
Accounts payable and accrued operating expenses	(22,249)	(16,456)
Other current and long-term liabilities	(24,048)	(20,034)
Income taxes, net	(21,475)	(2,302)

Net cash used in operating activities	(519,086)	(541,805)

INVESTING ACTIVITIES:
Change in overnight cash advances to Safeway	—	454,845
Expenditures for property, equipment and technology	(8,538)	(6,092)
Payment for working capital adjustment for business acquisitions, net	(1,341)	—

Net cash provided by (used in) investing activities	(9,879)	448,753

FINANCING ACTIVITIES:
Borrowing under note payable to Safeway	113,000	—
Dividends paid	(67)	(83)
Payment of acquisition liability	—	(1,394)
Payments for initial public offering costs	—	(298)
Proceeds from exercise of stock options	1,566	—
Payments for surrendered stock-based awards for taxes	(374)	(290)
Excess tax benefit from stock-based awards	779	—
Repurchase of redeemable common stock	—	(253)

Net cash provided by (used in) financing activities	114,904	(2,318)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,488)	(2,268)

DECREASE IN CASH AND CASH EQUIVALENTS	(415,549)	(97,638)
CASH AND CASH EQUIVALENTS—Beginning of year	550,380	172,665

CASH AND CASH EQUIVALENTS—End of period	$134,831	$75,027

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Significant Accounting Policies

The Company

Until April 14, 2014, Blackhawk Network Holdings, Inc., together with its subsidiaries (Blackhawk or the Company), was a majority-owned subsidiary of Safeway Inc. (Safeway). As of March 22, 2014, prior to the Company’s spin-off (see below), Safeway owned approximately 72% of Blackhawk’s outstanding common stock. Blackhawk is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United Sates and 21 other countries. The Company’s payment network supports its key constituents: consumers who purchase or receive the products and services the Company offers, content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services, distribution partners who sell those products and business partners that distribute the Company’s products as incentives and rewards. The Company’s product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable (GPR) cards and the Company’s reload network (collectively, prepaid products). The Company offers gift cards from leading consumer brands (known as closed loop) as well as branded gift and incentive cards from leading payment network card associations such as American Express, Discover, MasterCard and Visa (known as open loop) and prepaid telecom products offered by prepaid wireless telecom carriers. The Company also distributes GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, the Company’s proprietary GPR card. The Company operates a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards. The Company distributes products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as distribution partners) in the Americas, Europe, Australia and Asia.

Spin-Off

On April 14, 2014, Safeway distributed its remaining 37.8 million shares of the Company’s Class B common stock to Safeway shareholders (the Spin-Off). As a result of the Spin-Off, the Company became a stand-alone entity separate from Safeway. See Note 6—Income Taxes and Note 8—Related-Party Transactions.

Basis of Presentation

The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014 (the Annual Report). These condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the interim period presented. The results of the interim period are not necessarily reflective of the results to be expected for the year ending January 3, 2015 or for any other interim period or other future year. The condensed consolidated balance sheet as of December 28, 2013, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in the audited consolidated financial statements and related notes included in the Annual Report.

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

Seasonality

A significant portion of gift card sales occurs in late December of each year during the holiday selling season. As a result, the Company earns a significant portion of revenues, net income and cash inflows during the fourth fiscal quarter of each year and remits the majority of the cash, less commissions, to the Company’s content providers in January of the following year. The timing of the fiscal year-end, December holiday sales and the related January cash settlement with content providers significantly increases the Company’s Cash and cash equivalents, Overnight cash advances to Safeway, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. The cash settlement with the Company’s content providers in January accounts for the majority of the use of cash from operating activities in its condensed consolidated statements of cash flows during its first three fiscal quarters. Additionally, operating income may fluctuate significantly during the first three fiscal quarters due to lower revenues and timing of certain expenses during such fiscal periods. As a result, quarterly financial results are not necessarily reflective of the results to be expected for the year, any other interim period or other future year.

Reclassification

In the accompanying condensed consolidated statements of cash flows, the Company has reclassified the working capital change related to Accounts payable and accrued liabilities into Consumer and customer deposits, Accounts payable and accrued operating expenses and Other current liabilities and has combined the changes of Other current liabilities and Other liabilities as Other current and long-term liabilities. Additionally, the Company has reclassified the Change in the provision for doubtful accounts and sales adjustments from previously reported amounts to (i) the Provision for doubtful accounts and sales adjustments, (ii) the working capital change for Settlement receivables and (iii) the working capital change for Accounts receivable, current and long-term.

In the accompanying consolidated statements of operations, the Company has reclassified certain amounts from previously reported amounts in various Operating expenses, including the change in fair value of contingent consideration and acquisition-related expenses previously reported in General and administrative expense, to Business acquisition expense and amortization of acquisition intangibles.

2. Business Acquisitions

As discussed in the Company’s Annual Report, in the fourth quarter of 2013, the Company acquired Retailo AG and its subsidiaries (collectively, Retailo) and substantially all of the net assets of InteliSpend Prepaid Solutions, LLC, and its subsidiaries (collectively, InteliSpend). The Company has included the results of Retailo and InteliSpend in its consolidated financial statements since the acquisition dates.

The following pro forma financial information summarizes the combined results of operations of the Company, Retailo and InteliSpend as though the companies had been combined as of the beginning of fiscal 2012 (in thousands):

12 Weeks Ended March 23, 2013
Total revenues	$202,180
Net income attributable to Blackhawk Network Holdings, Inc.	239

The pro forma financial information includes adjustments to amortize the identifiable technology and intangible assets starting at the beginning of 2012. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2012.

3. Fair Value Measurements

For disclosure purposes, the Company measures certain assets, liabilities and equity instruments at fair value on a recurring basis. The table below summarizes the fair value of these assets, liabilities and equity instruments as of March 22, 2014 and December 28, 2013 (in thousands):

	March 22, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$11,000	$—	$—	$11,000
Liabilities
Contingent consideration	$—	$—	$—	$—

	December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$379,000	$—	$—	$379,000
Liabilities
Contingent consideration	$—	$—	$—	$—

Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.

Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. The Company did not classify any amounts within Level 2 as of March 22, 2014 or December 28, 2013.

In the 12 weeks ended March 22, 2014, there were no transfers between Level 1 and Level 2.

Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing. Level 3 includes the estimated fair value of the Company’s contingent consideration liability.

Contingent Consideration—The fair value of contingent consideration is determined using a discounted cash flows methodology, which reflects the Company’s estimated probability of achieving the relevant financial and operational milestones. A significant increase in the Company’s estimate of the probability of achieving the relevant financial and operational milestones could materially increase the fair value of contingent consideration.

The change in fair value of contingent consideration classified as Level 3 for the 12 weeks ended March 22, 2014 and March 23, 2013 is as follows (in thousands):

	12 Weeks Ended
	March 22, 2014	March 23, 2013
Contingent Consideration
Balance – Year-end	$—	$18,947
Increase in fair value of contingent consideration	—	578
Settlements	—	(490)

Balance – End of period	$—	$19,035

The increase in the fair value of contingent consideration is recognized in Business acquisition expense and amortization of acquisition intangibles, is presented as a non-cash adjustment to net income in the accompanying condensed consolidated statements of cash flows and reflects the changes in the passage of time, expected timing of the contingent payments and the Company’s estimate of the probability of achieving the applicable operational milestones. Settlements reflect the resolution of the contingency based on achievement of financial and operational milestones.

Though the Company has estimated the fair value of contingent consideration to be immaterial as of March 22, 2014, the Company is still liable for up to $18.1 million in payments based on financial and operating results of the final measurement period, which consists of the 52 weeks ending September 8, 2014. Settlements of $0.5 million were payable as of March 23, 2013, and the Company paid settlements of $1.4 million resulting from fiscal 2012 financial and operational results during the 12 weeks ended March 23, 2013, which the Company presents as a financing outflow at the acquisition-date fair value in the accompanying condensed consolidated statements of cash flows.

4. Condensed Consolidated Financial Statement Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 22, 2014 and December 28, 2013 consisted of the following (in thousands):

	March 22, 2014	December 28, 2013
Card stock	$12,820	$13,342
Deferred expenses	6,490	10,126
Program development costs	4,607	5,767
Prepaid load value	7,364	10,631
Income tax receivables ($4,924 and $8,268 from Safeway)	11,711	8,344
Other prepaids	21,953	19,264

Total prepaid expenses and other current assets	$64,945	$67,474

Goodwill

A summary of changes in the Company’s goodwill during the 12 weeks ended March 22, 2014 is as follows (in thousands):

12 Weeks Ended March 22, 2014
Balance – December 28, 2013	$133,521
Retailo purchase price adjustment	78
Foreign currency translation adjustments	34

Balance – March 22, 2014	$133,633

The Company has finalized its information regarding working capital for its acquisitions of InteliSpend and Retailo and has settled amounts due to or from the Company for working capital adjustments, which the Company presents as Payment for working capital adjustment for business acquisitions, net in the accompanying condensed consolidated statements of cash flows.

Other Assets

Other assets as of March 22, 2014 and December 28, 2013 consisted of the following (in thousands):

	March 22, 2014	December 28, 2013
Program development costs	$56,250	$58,029
Other receivables	12,217	19,905
Income taxes receivable from Safeway	5,527	5,555
Other	8,200	7,189

Total other assets	$82,194	$90,678

Other Current Liabilities

Other current liabilities as of March 22, 2014 and December 28, 2013 consisted of the following (in thousands):

	March 22, 2014	December 28, 2013
Deferred revenue	$17,818	$30,540
Income taxes payable	2,432	21,167
Payroll and related liabilities	11,737	20,949
Acquisition liabilities	—	2,279
Other payables and accrued liabilities	4,608	6,335

Total other current liabilities	$36,595	$81,270

Business Acquisition Expense and Amortization of Acquisition Intangibles

Business acquisition expense and amortization of acquisition intangibles for the 12 weeks ended March 22, 2014 and March 23, 2013 consisted of the following (in thousands):

	12 Weeks Ended
	March 22, 2014	March 23, 2013
Change in fair value of Cardpool contingent consideration liability (See Note 3—Fair Value Measurements)	$—	$578
Amortization of intangible assets acquired in business combination	4,409	99
Acquisition related expenses	2	—

Total business acquisition expense and amortization of acquisition intangibles	$4,411	$677

5. Stock Based Compensation

During the 12 weeks ended March 22, 2014 the Company’s Board of Directors granted 851,250 restricted stock units, 88,900 performance stock units and 524,500 stock options at a weighted average exercise price of $26.73 per share.

6. Income Taxes

The Company’s effective tax rates were 38.2% and 55.1% for the 12 weeks ended March 22, 2014 and March 23, 2013, respectively. Though the Company had an operating loss in one of its foreign subsidiaries for which the Company did not recognize an income tax benefit in both the 12 weeks ended March 22, 2014 and March 23, 2013, the impact on the Company’s effective tax rate was significantly lower in the 12 weeks ended March 22, 2014 due to significantly higher amounts of Income (loss) before income tax expense. Additionally, the effective rate for the 12 weeks ended March 22, 2014 was also lower primarily due to lower amounts of nondeductible expenses in the 12 weeks ended March 22, 2014, including the change in fair value of contingent consideration and mark-to-market expense on redeemable common stock, partially offset by certain amounts of compensation expense for certain executives, which, as a result of the Company’s initial public offering, became subject to IRS limitations.

Second Amended and Restated Tax Sharing Agreement

In April 2014, the Company and Safeway executed the second Amended and Restated Tax Sharing Agreement (the SARTSA), which superseded their previous tax sharing agreements, with respect to the matters addressed by the SARTSA. Under the terms of the SARTSA, if the Spin-Off is treated as taxable, the Company and Safeway intend to continue to file a consolidated federal tax return and certain state and local tax returns through the date of the Spin-Off, rather than through the date of the Company’s initial public offering in April 2013, as discussed in the Annual Report, subject to Safeway’s ultimate determination as to whether such consolidated treatment is appropriate.

Safeway previously announced that it had entered into the Agreement and Plan of Merger with AB Acquisition LLC dated March 6, 2014 (the Merger Agreement). Assuming that the acquisition of Safeway by AB Acquisition LLC (the Merger) is completed as contemplated by the Merger Agreement, the Spin-Off is expected to be taxable to Safeway and Safeway’s shareholders. Under the SARTSA, any corporate-level income tax incurred as a result of the Spin-Off in the event that the Merger is completed will be borne by Safeway.

The SARTSA provides that Safeway and the Company will make an election that is intended to give rise to a step-up in the tax basis of Blackhawk’s assets if the Spin-Off is taxable (the Section 336(e) Election). The actual benefit realized by Blackhawk from the step-up will depend on, among other things, the value of Blackhawk at the time of the Spin-Off and whether Blackhawk generates adequate taxable income over time to fully utilize deductions associated with any increased tax basis resulting from the Section 336(e) Election.

If the Merger is not completed, and certain other conditions are satisfied, it is intended that the Spin-Off qualify as a tax-free transaction to Safeway and its shareholders. The SARTSA provides for certain continuing restrictions and covenants applicable to both Safeway and Blackhawk that are intended to preserve the ability for the Spin-Off to qualify as a tax-free spin-off. Among the restrictions on the Company are that (i) for up to two years following the termination of the Merger Agreement, subject to certain exceptions, the Company will not dispose of all or substantially all of its assets, merge with another entity, issue an amount of its stock (or securities convertible or exchangeable into its stock) in one or more transactions that would comprise 40% or more of the value or voting power of Blackhawk, facilitate any person becoming the owner of 5% or more of Blackhawk stock, or cease conducting its current business and (ii) for up to five years from the date of its initial public offering in April 2013, the Company will not seek to convert any class of its stock into a different class of its stock or change the absolute or relative voting rights of its classes of stock. The SARTSA provides these restrictions will lapse in certain circumstances, including the completion of the Merger or the completion of certain alternative transactions. If the Merger is not completed, each of Safeway and the Company would be responsible for any taxes resulting from the failure of the Spin-Off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any act or failure to act by Safeway or the Company, as applicable, or certain transactions involving Safeway or the Company, as applicable, following the Spin-Off. Safeway and the Company each would be responsible for 50 percent of taxes from the Spin-Off to the extent such taxes are not attributable to, or do not result from, any act or failure to act by either Safeway or the Company.

The SARTSA provides that, in the event that (i) the Merger does not occur, (ii) the Spin-Off is taxable, (iii) Safeway bears the liability for any Spin-Off taxes and (iv) certain other conditions are met, the Company will make payments to Safeway over time equal to 85 percent of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of the Section 336(e) Election. The tax benefit deemed realized will be computed by comparing the actual income tax liability of the Company (calculated based on certain assumptions) to the amount of income taxes the Company would have been required to pay had the Section 336(e) Election not been made. Such payments will be made by the Company to Safeway as the Company recognizes the benefit of the basis step-up, or upon the occurrence of certain events, such as certain changes of control of Blackhawk or material breaches by the Company of the provisions in the SARTSA regarding such payments.

7. Commitments and Contingencies

Legal Matters

On October 19, 2009, e2Interactive and Interactive Communications International, Inc. (collectively, InComm) filed a lawsuit against the Company in the United States District Court for the Western District of Wisconsin (the District Court), alleging that the Company infringed a recently issued patent (the Patent). InComm claimed the rights to “methods, systems and computer programs for processing a store-value card transaction request in a card data management system.” InComm sought injunctive relief, damages and attorneys’ fees. On December 2, 2009, the Company answered InComm’s complaint and filed counterclaims asserting, among other things, that the Patent was invalid and that InComm engaged in inequitable conduct before the U.S. Patent and Trademark Office in securing the Patent. The Company sought a declaration of noninfringement, invalidity and unenforceability of the Patent. On

February 28, 2012, the jury found that the Company had infringed the Patent and awarded damages of $3.5 million plus interest to InComm for such infringement. On February 21, 2013, the District Court awarded InComm costs, such that the total damages outstanding at year end 2013 totaled $3.7 million. The Company appealed to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). On March 12, 2014, the Federal Circuit reversed the judgment of infringement on the grounds that the asserted claims in the Patent were limited “to require use of the terminal identifier for determining if a terminal is authorized to make the requested transaction” and that the Company did not make such use of a terminal identifier. InComm requested rehearing en banc at the Federal Circuit. On April 29, 2014, the Federal Circuit denied InComm’s request. If the Federal Circuit’s reversal becomes final, Blackhawk intends to ask the court to vacate the damages award and to dissolve the injunction. The Federal Circuit has not yet, however, issued the mandate to the District Court, and InComm may also appeal to the U.S. Supreme Court. Thus, the appeal remains pending. Due to the uncertainties surrounding the appeals process, the Company determined that a loss was still probable.

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

8. Related-Party Transactions

Intercompany Revenues and Expenses

The following table presents the amounts of Operating revenues and Other income (expense) from (to) Safeway and Operating expenses to (from) Safeway included in the accompanying consolidated statements of operations (in thousands):

	12 Weeks Ended
	March 22, 2014	March 23, 2013
OPERATING REVENUES:
Commissions and fees	$535	$599
Program, interchange, marketing and other fees	347	349
Product sales	852	583

Total operating revenues	1,734	1,531
OPERATING EXPENSES:
Distribution partner commissions	8,639	9,314
Processing and services	(180)	(108)
Sales and marketing	—	100
Costs of products sold	—	—
General and administrative	590	639

Total operating expenses	9,049	9,945
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	—	160
Interest expense	(45)	—

Cash Management and Treasury Services Agreement and Guarantees

In late March 2014, the Company and Safeway terminated their Cash Management and Treasury Services Agreement (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from the Company (which the Company presents as Overnight cash advances to Safeway), and the Company borrowed from Safeway to meet the Company’s working capital and capital expenditure requirements (which the Company presents as Note payable to Safeway in the accompanying condensed consolidated balance sheets). In conjunction with such termination, on March 28, 2014, the Company fully repaid amounts outstanding under the Note payable to Safeway, which totaled $103.1 million.

As a result of the Spin-Off, Safeway no longer provides or will no longer provide guarantees to certain content providers.

The Company has replaced the Note payable to Safeway with a credit agreement with a group of banks. See Note 10—Subsequent Event.

9. Earnings Per Share

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

Class A and Class B common stock have equal rights to dividends as declared by the Board. As a result, basic and diluted EPS are equivalent for Class A and Class B common stock. For the 12 weeks ended March 23, 2013, Blackhawk’s common stock consisted solely of Class B common stock.

The following table provides reconciliations of net income and shares used in calculating Basic EPS to those used in calculating Diluted EPS (in thousands except per share amounts):

	12 Weeks Ended
	March 22, 2014	March 23, 2013
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(2,841)	$346
Distributed and undistributed earnings allocated to participating securities	(38)	(56)

Net income (loss) attributable to common stockholders	$(2,879)	$290

Weighted-average common shares outstanding—Basic	52,095	50,011
Common share equivalents	—	909

Weighted-average common shares outstanding—Diluted	52,095	50,920

Earnings (Loss) per share—Basic – Class A and Class B	$(0.06)	$0.01

Earnings (Loss) per share—Diluted – Class A and Class B	$(0.06)	$0.01

For the 12 weeks ended March 22, 2014 and March 23, 2013, distributed and undistributed earnings allocated to participating securities include approximately $38,000 and $49,000, respectively, of payments for the dividend declared by the Board on December 14, 2012 to holders of nonvested stock that vested during such periods.

The weighted-average common shares outstanding for diluted EPS excluded the following potential common stock outstanding because the effect would have been anti-dilutive (in thousands):

	12 Weeks Ended
	March 22, 2014	March 23, 2013
Employee stock options and stock appreciation rights	3,500	1,463
Employee restricted stock and restricted stock units	350	—
Warrants issued to distribution partners	775	5

Total excluded potential common stock outstanding	4,625	1,468

For the 12 weeks ended March 22, 2014, the Company excluded 4,330,000 potential common shares outstanding due to the net loss attributable to common shareholders. The Company excluded the remaining 295,000 potential common shares outstanding for the 12 weeks ended March 22, 2014 and all 1,468,000 potential common shares outstanding for the 12 weeks ended March 23, 2013 as such shares were anti-dilutive under the treasury stock method. Potential common stock outstanding results in fewer common share equivalents in the calculation of diluted weighted-average common shares outstanding due to the treasury stock method.

10. Subsequent Event

On March 28, 2014, in conjunction with the termination of the CMATSA, the Company completed a credit agreement with a group of banks. The credit agreement includes a $175 million 4-year term loan, with an option to increase such loan to $225 million, and a revolving credit facility of up to $200 million with up to an additional $100 million during the year-end holiday period for specific settlement related requirements. The revolving credit facility includes $100 million for the issuance of letters of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the Quarterly Report) and our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014 (the Annual Report). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” and “Special Note regarding Forward-Looking Statements” sections of the Annual Report and the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward Looking Information

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed or referenced in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

Until April 14, 2014, Blackhawk Network Holdings, Inc., together with its subsidiaries (we, us or our), was a majority-owned subsidiary of Safeway Inc. (Safeway). On April 14, 2014, Safeway distributed its remaining 37.8 million shares of our Class B common stock to Safeway shareholders (the Spin-Off). As a result of the Spin-Off, we became a stand-alone entity separate from Safeway. We are a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 21 other countries. Our extensive prepaid network provides significant benefits to our key constituents: consumers who purchase or receive the products and services we offer; content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services; distribution partners who sell those products; and business partners that distribute our products as incentives or rewards. For consumers, we provide convenience by offering a broad variety of quality brands and content through retail and online distribution locations or through loyalty, incentive and reward programs offered by our business customers. For our content providers, we drive incremental sales by providing access to millions of consumers and creating new customer relationships. For our retail distribution partners, we provide a significant, high-growth and highly productive product category that drives incremental store traffic and customer loyalty. And for our business partners, we provide a wide array of prepaid products to enhance their customer incentives and employee rewards programs. Our technology platform allows us to efficiently and seamlessly connect our network participants and offer new products and services as payment technologies evolve. We believe the breadth of our distribution network and product content, combined with our consumer reach and technology platform, creates powerful network effects that enhance value for our constituents and drive growth in our business.

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

Our product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable (GPR) cards and our reload network. We offer gift cards from leading consumer brands such as Amazon.com, Applebee’s, iTunes, Lowe’s, Macy’s and Starbucks and from leading network card associations such as American Express, Discover, MasterCard and Visa. We also distribute prepaid telecom products offered by leading prepaid wireless telecom brands. In addition, we distribute GPR cards provided by Green Dot and NetSpend, the industry leaders in this product category, as well as PayPower, our own GPR card. Reloadit, our proprietary reload network, allows consumers to reload funds onto certain of their previously purchased GPR cards. We also offer innovative prepaid solutions including functionality and connectivity for digital wallet products within the rapidly growing digital payments space as well as an online gift card exchange called Cardpool.

We distribute our products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers. Grocery is our largest channel and enjoys a high volume of frequent visits from all consumer demographics. Our distribution network includes nine of the top ten, and approximately 90% of the aggregate grocery store locations operated by the top 50, conventional grocery retailers in the United States and Canada as reported by Supermarket News on January 13, 2014. These grocery retailers include Ahold, Kroger, Loblaws, Publix and Safeway. We also distribute our products in specialty retailers such as Bed Bath & Beyond, Lowe’s and Staples, in convenience stores such as QuikTrip and Wawa and in other retailers such as JCPenney and Kohl’s. In addition to the United States, we distribute our products in 21 other countries, including Canada, the United Kingdom, Germany and Australia. We have recently expanded into Brazil, South Korea and South Africa. Our international network includes leading retailers such as Albert Heijn, Carrefour, Loblaws, Morrisons, Tesco and Woolworths.

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

Sales and Marketing—We incur costs, both discretionary and contractual, in the form of marketing allowances, direct advertising campaigns, general marketing and trade promotions to promote content providers’ prepaid cards and our Visa gift card and PayPower GPR card at our distribution partner locations. Sales and marketing expenses consist of program marketing and advertising costs, distribution partner program development expenses, compensation and travel costs for marketing and sales personnel, communication costs, mark-to-market charges and intangible amortization expense resulting from equity instruments issued to certain distribution partners, facilities costs and outside consulting fees. Additionally, sales and marketing expenses include additional compensation to certain distribution partners for the sale of certain prepaid products, for which the Company earns revenues included in Program, interchange, marketing and other fees. Program development expenses are generally contractually fixed and do not increase based on volume of prepaid product sales. Other sales and marketing costs do not vary directly with the volume of prepaid product sales, but certain costs will increase based on general growth of our business.

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

Business acquisition expense and amortization of acquisition intangibles— Business acquisition expense and amortization of acquisition intangibles includes the change in the estimated fair value of the Cardpool contingent consideration liability, amortization of intangible assets acquired in a business acquisition and acquisition-related costs, such as legal, tax, audit and valuation services.

Key Operating Statistics

The following table sets forth key operating statistics that directly affect our financial performance for the 12 weeks ended March 22, 2014 and March 23, 2013:

	12 Weeks Ended
	March 22, 2014	March 23, 2013
	(in thousands, except percentages and average load transaction value)
Load value	$2,187,704	$1,609,841
Commissions and fees as a % of load value	8.1%	9.0%
Distribution partner commissions paid as a % of commissions and fees	66.6%	66.4%
Number of load transactions	44,638	36,806
Average load transaction value	$49.01	$43.74
Adjusted operating revenues(1)	$114,521	$89,068
Adjusted EBITDA(1)	$9,997	$7,356
Adjusted EBITDA margin(1)	8.7%	8.3%
Adjusted net income(1)	$2,564	$1,961
Adjusted diluted earnings per share(1)	$0.05	$0.04

(1)	Our Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. These measures, however, should be considered in addition to, and not as a substitute for or superior to, operating revenues, operating income, operating margin, cash flows, or other measures of the financial performance prepared in accordance with GAAP.

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

We regard Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share as useful measures of operational and financial performance of the business. We regard Adjusted EBITDA margin as an important financial metric that we use to evaluate the operating efficiency of our business. Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share measures are prepared and presented to eliminate the effect of items from EBITDA, Net income and Diluted earnings per share that we do not consider indicative of our core operating performance within the period presented. Adjusted operating revenues are prepared and presented to offset the commissions paid to our distribution partners. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Adjusted operating revenues. Our Adjusted operating revenues, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share may not be comparable to similarly titled measures of other organizations because other organizations may not calculate these measures in the same manner as we do. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

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

	12 Weeks Ended
	March 22, 2014	March 23, 2013
	(in thousands, except percentages and per share amounts)
Adjusted operating revenues:
Total operating revenues	$233,115	$185,050
Distribution partner commissions	(118,594)	(95,982)

Adjusted operating revenues	$114,521	$89,068

Adjusted EBITDA:
Net income (loss) before allocation to non-controlling interest	$(2,884)	$259
Interest income and other income (expense), net	409	(277)
Interest expense	45	—
Income tax expense(benefit)	(1,783)	318
Depreciation and amortization	10,918	4,727

EBITDA	6,705	5,027
Adjustments to EBITDA:
Employee stock-based compensation	2,670	1,634
Distribution partner mark-to-market expense(a)	622	117
Change in fair value of contingent consideration(b)	—	578

Adjusted EBITDA	$9,997	$7,356

Adjusted EBITDA margin:
Total operating revenues	$233,115	$185,050
Operating income (loss)	$(4,213)	$300
Operating margin	(1.8%)	0.2%
Adjusted operating revenues	$114,521	$89,068
Adjusted EBITDA	$9,997	$7,356
Adjusted EBITDA margin	8.7%	8.3%
Adjusted net income:
Income (loss) before income tax expense	$(4,667)	$577
Employee stock-based compensation	2,670	1,634
Distribution partner mark-to-market expense(a)	622	117
Change in fair value of contingent consideration(b)	—	578
Amortization of intangibles(c)	5,532	181

Adjusted income before income tax expense	4,157	3,087

Income tax expense (benefit)	(1,783)	318
Tax expense on adjustments(d)	3,419	895

Adjusted income tax expense	1,636	1,213

Adjusted net income before allocation to non-controlling interest	2,521	1,874
Add: Net loss attributable to non-controlling interests (net of tax)	43	87

Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$2,564	$1,961

	12 Weeks Ended
	March 22, 2014	March 23, 2013
	(in thousands, except percentages and per share amounts)
Adjusted diluted earnings per share:
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(2,841)	$346
Distributed and undistributed income allocated to participating securities	(38)	(56)

Net income (loss) attributable to common shareholders	$(2,879)	$290

Diluted weighted-average shares outstanding	52,095	50,920

Diluted earnings (loss) per share	$(0.06)	$0.01

Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$2,564	$1,961
Adjusted distributed and undistributed income allocated to participating securities	(49)	(96)

Adjusted net income attributable to common shareholders	$2,515	$1,865

Diluted weighted average shares outstanding	52,095	50,920
Increase in common share equivalents(e)	1,597	—

Adjusted diluted weighted-average shares outstanding	53,692	50,920

Adjusted diluted earnings per share	$0.05	$0.04

(a)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is settled or expired.
(b)	Adjustments to reflect a contingent business acquisition liability at its estimated fair value.
(c)	Non-cash expense resulting from the amortization of intangible assets, including the amortization of distribution partner relationships resulting from the issuance of fully vested warrants, recorded in Sales and marketing expense, and the amortization of intangible assets from business acquisitions, recorded in Business acquisition expense and amortization of acquisition intangibles.
(d)	Assumes our statutory tax rate adjusted for certain amounts that are not deductible for tax purposes.
(e)	For the 12 weeks ended March 22, 2014, we excluded 1.6 million common share equivalents from diluted weighted-average shares outstanding resulting from 4.3 million potential common shares outstanding due to the net loss attributable to common shareholders. As a result of adjusted net income attributable to common shareholders, we included such common stock equivalents. See Note 9—Earnings per Share in the notes to our condensed consolidated financial statements.

Results of Operations

The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week periods ended March 22, 2014 and March 23, 2013.

The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 12 weeks ended March 22, 2014 and March 23, 2013.

	12 Weeks Ended March 22, 2014	% of Total Operating Revenues	12 Weeks Ended March 23, 2013	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$178,095	76.4%	$144,475	78.1%
Program, interchange, marketing and other fees	35,665	15.3%	24,358	13.2%
Product sales	19,355	8.3%	16,217	8.8%

Total operating revenues	233,115	100.0%	185,050	100.0%
OPERATING EXPENSES:
Distribution partner commissions	118,594	50.9%	95,982	51.9%
Processing and services	41,625	17.9%	32,136	17.4%
Sales and marketing	38,791	16.6%	28,325	15.3%
Costs of products sold	19,304	8.3%	15,850	8.6%
General and administrative	14,603	6.3%	11,780	6.4%
Business acquisition expense and amortization of acquisition intangibles	4,411	1.9%	677	0.4%

Total operating expenses	237,328	101.8%	184,750	99.8%
OPERATING INCOME (LOSS)	(4,213)	(1.8%)	300	0.2%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(409)	(0.2%)	277	0.1%
Interest expense	(45)	—%	—	—%

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(4,667)	(2.0%)	577	0.3%
INCOME TAX EXPENSE (BENEFIT)	(1,783)	(0.8%)	318	0.2%

NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	(2,884)	(1.2%)	259	0.1%
Add: Net loss attributable to non-controlling interests (net of tax)	43	—%	87	—%

NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK	$(2,841)	(1.2%)	$346	0.2%

12 Weeks Ended March 22, 2014 and March 23, 2013:

Operating Revenues

The following table sets forth our consolidated operating revenues for the 12 weeks ended March 22, 2014 and March 23, 2013.

	12 Weeks Ended
	March 22, 2014	March 23, 2013	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$178,095	$144,475	$33,620	23.3%
Program, interchange, marketing and other fees	35,665	24,358	11,307	46.4%
Product sales	19,355	16,217	3,138	19.4%

Total operating revenues	$233,115	$185,050	$48,065	26.0%

Commissions and Fees

Commissions and fees revenue increased primarily due to a 35.9%, or $577.9 million, increase in Load value, partially offset by a decrease in Commissions and fees as a percentage of load value of 90 basis points, from 9.0% for the 12 weeks ended March 23, 2013 to 8.1% for the 12 weeks ended March 22, 2014. The increase in Load value was primarily due to a 21.3% increase in the Number of load transactions and a 12.0% increase in the Average load transaction value. The increase in Number of load transactions reflects our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013, improved store productivity in certain parts of our distribution network, the addition of new distribution partners including our expansion into South Africa and increases in products sold through our online and digital distribution channels. Increases in open loop, financial services and incentive products sold as a proportion of total Load Value increased Average load transaction value and decreased Commissions and fees as a percentage of load value as these products generally have higher load values with lower Commissions and fees revenue but generate higher amounts of revenues included in Program, interchange, marketing and other revenue. The decrease in Commissions and fees as a percentage of load value was also attributable to the mix of prepaid products sold due to low margin promotional programs at certain distribution partners.

Program, Interchange, Marketing and Other Fees

Program, interchange, marketing and other fees increased primarily due to a 41.1%, or $2.4 million, increase in marketing revenues, and increases in our program-managed Visa gift, PayPower GPR and incentive cards sold, which resulted in a 115%, or $6.1 million, increase in net interchange fees, card expiration fees and account service fees, and a 22.4%, or $2.4 million, increase in post-activation program management fees.

Product Sales

Product sales increased primarily due to a 16.7%, or $2.1 million, increase in sales from Cardpool and a 51.7%, or $1.2 million, increase in card production sales.

Operating Expenses

The following table sets forth our consolidated operating expenses for the 12 weeks ended March 22, 2014 and March 23, 2013.

	12 Weeks Ended
	March 22, 2014	March 23, 2013	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$118,594	$95,982	$22,612	23.6%
Processing and services	41,625	32,136	9,489	29.5%
Sales and marketing	38,791	28,325	10,466	36.9%
Costs of products sold	19,304	15,850	3,454	21.8%
General and administrative	14,603	11,780	2,823	24.0%
Business acquisition expense and amortization of acquisition intangibles	4,411	677	3,734	551.6%

Total operating expenses	$237,328	$184,750	$52,578	28.5%

Distribution Partner Commissions

Distribution partner commissions expense increased 23.6% primarily due to a 23.3% increase in Commissions and fees revenue. Distribution partner commissions expense as a percentage of commissions and fees revenue increased from 66.4% in the 12 weeks ended March 23, 2013 to 66.6% for the 12 weeks ended March 22, 2014 primarily due to an increased portion of our prepaid products sold in certain international areas which have higher commission sharing arrangements, partially offset by favorable changes in our U.S. distribution partner mix and our acquisition of Retailo, which has lower commission sharing agreements.

Processing and Services

Processing and services expenses increased 29.5% primarily due to a 21.3% increase in Number of load transactions. The $9.5 million increase includes increases of $3.3 million for our card program management services, including card production, transaction processing and customer care primarily for our Visa gift, PayPower GPR and incentive cards; $2.4 million for maintaining our distribution partner network, including in-store fixture amortization and merchandising and supply chain costs; $1.5 million for personnel costs, including employee and contractor compensation, benefits and travel related costs; $1.4 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, data connectivity and other equipment costs; and $0.9 million net increase in other costs. Processing and services expenses increased as a percentage of Total operating revenues to 17.9% in the 12 weeks ended March 22, 2014 from 17.4% in the 12 weeks ended March 23, 2013 due to our acquisition of InteliSpend, which has higher Processing and services expenses but substantially lower Distribution partner commissions expense.

Sales and Marketing

Sales and marketing expenses increased due to a $4.5 million increase in program marketing and development expenses, most of which resulted from the $2.4 million increase in marketing revenue in Program, interchange, marketing and other fees as well as expansion of our distribution network. Sales and marketing expenses also increased due to a $3.9 million increase in employee compensation, benefits and travel related costs primarily from our acquisition of InteliSpend, a $1.5 million increase in mark-to-market and amortization expense for equity instruments held by distribution partners and a $0.6 million net increase in other costs.

Costs of Products Sold

Costs of products sold increased due to $2.4 million increase in Cardpool costs and a $1.1 million increase in card production costs. Costs of products sold increased to 99.7% of product sales in the 12 weeks ended March 22, 2014 compared to 97.7% in the 12 weeks ended March 23, 2013 primarily due to decreases in the gross margin percentage for Cardpool and card production sales.

General and Administrative

General and administrative expenses increased primarily due to a $2.1 million increase in employee compensation, benefits and travel related costs, primarily as a result of our acquisitions of InteliSpend and Retailo, and $0.7 million increase in other net costs, primarily related to professional services related to our Spin-Off.

Business acquisition expense and amortization of acquisition intangibles

Business acquisition expense and amortization of acquisition intangibles for the 12 weeks ended March 22, 2014 and March 23, 2013 consisted of the following (in thousands):

	12 Weeks Ended
	March 22, 2014	March 23, 2013
Change in fair value of Cardpool contingent consideration liability (See Note 3—Fair Value Measurements in the notes to our condensed consolidated financial statements)	$—	$578
Amortization of intangible assets acquired in business combination	4,409	99
Acquisition related expenses	2	—

Total business acquisition expense and amortization of acquisition intangibles	$4,411	$677

Business acquisition expense and amortization of acquisition intangibles increased $4.3 million for the amortization of intangible assets resulting from our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013, partially offset by a $0.6 million charge for the non-cash adjustment in the 12 weeks ended March 23, 2013 related to the change in the estimated fair value of the Cardpool contingent consideration liability.

Other Income (Expense) and Income Tax Expense

The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 12 weeks ended March 22, 2014 and March 23, 2013.

	12 Weeks Ended
	March 22, 2014	March 23, 2013	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$(409)	$277	$(686)	(247.7%)
Interest expense	(45)	—	(45)	N/A

Total other income (expense)	$(454)	$277	$(731)	(263.9%)
INCOME TAX EXPENSE (BENEFIT)	$(1,783)	$318	$(2,101)	(660.7%)
EFFECTIVE TAX RATE	38.2%	55.1%	(16.9%)

Other Income (Expense)

Other income (expense) consists of interest and other income, foreign currency transaction gains and losses, other non-operating gains (losses) and interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments and Overnight cash advances to Safeway balances, as well as foreign currency transaction gains and losses and other non-operating gains and losses. Interest income has fluctuated with the amount and duration of the short-term investments and Overnight cash advances to Safeway balances and changes in interest and commercial paper rates. Such investments were significantly lower in the 12 weeks ended March 22, 2014 due to our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013. Additionally, in the 12 weeks ended March 22, 2014, we recognized $0.5 million in losses on intercompany foreign currency transactions, and we had no such expense in the 12 weeks ended March 23, 2013. Interest expense includes interest charged under our Note payable to Safeway. In late March 2014, we terminated our Cash Management and Treasury Services Agreement with Safeway (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from us, and we borrowed from Safeway to meet our working capital and capital expenditure requirements (See Note 8—Related Party Transactions in the accompanying notes to our condensed consolidated financial statements). In conjunction with such termination, we completed a credit agreement with a group of banks. We expect interest expense related to the credit agreement to total approximately $5.0 million for the remainder of fiscal 2014. See “—Liquidity and Capital Resources—Sources of Liquidity” for additional information.

Income Tax Expense

Adjusted Effective Income Tax Rate

Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, such as the change in the fair value of contingent consideration and certain amounts of distribution partner mark-to-market expense. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for the 12 weeks ended March 22, 2014 and March 23, 2013, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable or nondeductible items that we do not consider indicative of our core operating performance within the period presented.

	12 Weeks Ended
	March 22, 2014	March 23, 2013
	(in thousands, except percentages)
Income (loss) before income tax expense	$(4,667)	$577
Income tax expense (benefit)	$(1,783)	$318
Effective income tax rate	38.2%	55.1%
Adjusted income before income tax expense	$4,157	$3,087
Adjusted income tax expense	$1,636	$1,213
Adjusted effective income tax rate	39.4%	39.3%

Our effective tax rates were 38.2% and 55.1% for the 12 weeks ended March 22, 2014 and March 23, 2013, respectively. Though we had an operating loss in one of our foreign subsidiaries for which we did not recognize an income tax benefit in both the 12 weeks ended March 22, 2014 and March 23, 2013, the impact on our effective tax rate was significantly lower in the 12 weeks ended March 22, 2014 due to significantly higher amounts of Income (loss) before income tax expense. Additionally, the effective rate for the 12 weeks ended March 22, 2014 was also lower primarily due to lower amounts of nondeductible expenses in the 12 weeks ended March 22, 2014, including the change in fair value of contingent consideration and mark-to-market expense on redeemable common stock, partially offset by certain amounts of compensation expense for certain executives, which, as a result of our initial public offering, became subject to IRS limitations.

Our Adjusted effective income tax rates were 39.4% and 39.3% for the 12 weeks ended March 22, 2014 and March 23, 2013, respectively. This increase reflects certain amounts of compensation expense for certain executives, which, as a result of our initial public offering, became subject to IRS limitations.

Second Amended and Restated Tax Sharing Agreement

In April 2014, we and Safeway executed the Second Amended and Restated Tax Sharing Agreement (the SARTSA), which superseded the previous tax sharing agreements between us and Safeway with respect to the matters addressed by the SARTSA. Under the terms of the SARTSA, if the Spin-Off is treated as taxable, we and Safeway intend to continue to file a consolidated federal tax return and certain state and local tax returns through the date of the Spin-Off, rather than through the date of our initial public offering in April 2013, as discussed in the Annual Report, subject to Safeway’s ultimate determination as to whether such consolidated treatment is appropriate.

Safeway previously announced that it had entered into the Agreement and Plan of Merger with AB Acquisition LLC dated March 6, 2014 (the Merger Agreement). Assuming that the acquisition of Safeway by AB Acquisition LLC (the Merger) is completed as contemplated by the Merger Agreement, the Spin-Off is expected to be taxable to Safeway and Safeway’s shareholders. Under the SARTSA, any corporate-level income tax incurred as a result of the Spin-Off in the event that the Merger is completed will be borne by Safeway.

The SARTSA provides that we and Safeway will make an election that is intended to give rise to a step-up in the tax basis of our assets if the Spin-Off is taxable (the Section 336(e) Election). The actual benefit realized by us from the step-up will depend on, among other things, our value at the time of the Spin-Off and whether we generate adequate taxable income over time to fully utilize deductions associated with any increased tax basis resulting from the Section 336(e) Election.

If the Merger is not completed, and certain other conditions are satisfied, it is intended that the Spin-Off qualify as a tax-free transaction to Safeway and its shareholders. The SARTSA provides for certain continuing restrictions and covenants applicable to both we and Safeway that are intended to preserve the ability for the Spin-Off to qualify as a tax-free spin-off. Among the restrictions on us are that (i) for up to two years following the termination of the Merger Agreement, subject to certain exceptions, we will not dispose of all or substantially all of its assets, merge with another entity, issue an amount of its stock (or securities convertible or exchangeable into its stock) in one or more transactions that would comprise 40% or more of our value or voting power, facilitate any person becoming the owner of 5% or more of our stock, or cease conducting its current business and (ii) for up to five years from the date of its initial public offering in April 2013, we will not seek to convert any class of our stock into a different class of our stock or change the absolute or relative voting rights of our classes of stock. The SARTSA provides these restrictions will lapse in certain circumstances, including the completion of the Merger or the completion of certain alternative transactions. If the Merger is not completed, each of we and Safeway would be responsible for any taxes resulting from the failure of the Spin-Off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any act or failure to act by us or Safeway, as applicable, or certain transactions involving us or Safeway, as applicable, following the Spin-Off. We and Safeway each would be responsible for 50 percent of taxes from the Spin-Off to the extent such taxes are not attributable to, or do not result from, any act or failure to act by either us or Safeway.

The SARTSA provides that, in the event that (i) the Merger does not occur, (ii) the Spin-Off is taxable, (iii) Safeway bears the liability for any Spin-Off taxes and (iv) certain other conditions are met, we will make payments to Safeway over time equal to 85 percent of the amount of the tax benefits, if any, that we are deemed to realize as a result of the Section 336(e) Election. The tax benefit deemed realized will be computed by comparing our actual income tax liability (calculated based on certain assumptions) to the amount of income taxes we would have been required to pay had the Section 336(e) Election not been made. Such payments will be made by us to Safeway as we recognize the benefit of the basis step-up, or upon the occurrence of certain events, such as certain changes of control or material breaches by us of the provisions in the SARTSA regarding such payments.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the 12 weeks ended March 22, 2014 and March 23, 2013.

	12 Weeks Ended
	March 22, 2014	March 23, 2013
	(in thousands)
Net cash used in operating activities	$(519,086)	$(541,805)
Net cash provided by (used in) investing activities	(9,879)	448,753
Net cash provided by (used in) financing activities	114,904	(2,318)
Effect of exchange rates on cash	(1,488)	(2,268)

Net decrease in cash and cash equivalents	$(415,549)	$(97,638)

Adjusted for Change in overnight cash advances to Safeway	—	(454,845)

Net decrease in cash and cash equivalents and overnight cash advances to Safeway	$(415,549)	$(552,483)

In March 2014, Safeway announced that it had entered into a definitive agreement to merge with Albertsons. If the merger is completed, it is expected that the distribution of our shares in the Spin-Off will be taxable to Safeway and its shareholders. If the merger is completed, it is also anticipated that there will be a step-up in the tax basis of our assets that would be amortized as a tax deduction that could result in an estimated $30 million in cash tax savings per year for us, assuming a 15-year recovery period. Our ability to realize these benefits will be dependent upon, among other things, our ability to generate adequate taxable income to fully utilize the deductions and the value of our common stock at the time of the distribution. See “—Results of Operations—Income Tax Expense” for additional information.

Adjusted Net Cash Provided by (Used in) Operating Activities and Free Cash Flow

Adjusted net cash provided by (used in) operating activities is calculated as the net cash used in operating activities adjusted to exclude the impact from changes in Settlement receivables and Settlement payables. Free cash flow is calculated as Adjusted net cash provided by (used in) operating activities, less Expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from gift card sales in late December, which we believe is useful to understanding our business. Please see “Liquidity and Capital Resources—Cash Flows from Operating Activities” for additional information. The following table sets forth our Adjusted net cash flow provided by (used in) operating activities and Free cash flow for the 12 weeks ended March 22, 2014 and March 23, 2013.

	12 Weeks Ended
	March 22, 2014	March 23, 2013
	(in thousands)
Net cash used in operating activities	$(519,086)	$(541,805)
Decrease in settlement payables, net of settlement receivables	484,254	545,186

Adjusted net cash provided by (used in) operating activities (1)	(34,832)	3,381
Expenditures for property, equipment and technology	(8,538)	(6,092)

Free cash flow (1)	$(43,370)	$(2,711)

(1)	Our Adjusted net cash flow provided by (used in) operating activities and Free cash flow are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. This measure, however, should be considered in addition to, and not as a substitute for or superior to cash flows or other measures of the financial performance prepared in accordance with GAAP.

Cash Flows from Operating Activities

Our Adjusted net cash provided by (used in) operating activities, which removes the impact on operating cash flow from the timing of cash settlement of Settlement receivables and Settlement payables, decreased primarily due to a $43.2 million decrease in cash flows from changes in operating assets and liabilities (excluding Settlement receivables and Settlement payables). This decrease included a $19.2 million decrease in cash flows from Income taxes, net¸ resulting from our payment for our income tax liability for the fourth quarter of 2013 for federal and certain state tax returns in the 12 weeks ended March 22, 2014, rather than reimbursing Safeway for the similar payment resulting from the fourth quarter of 2012 in the 12 weeks ended June 15, 2013. The decrease in cash flows from the changes in operating assets and liabilities was partially offset by a 41.0%, or $5.0 million, increase in net income adjusted for noncash reconciling items to $17.2 million in the 12 weeks ended March 22, 2014 from $12.2 million in the 12 weeks ended March 23, 2013. This increase reflects our 26.0% increase in operating revenues and increased leverage of certain direct costs and personnel costs.

Cash Flows from Investing Activities

During the 12 weeks ended March 23, 2013, we advanced a portion of our U.S. cash balances at the end of every day to Safeway, which invested these amounts in overnight investments. As of March 23, 2013 Overnight cash advances to Safeway totaled $40.0 million and the average daily Overnight cash advances to Safeway during the 12 weeks ended March 23, 2013 was $138.7 million. We did not advance any of our cash balances during the 12 weeks ended March 22, 2014. Other than the change in Overnight cash advances to Safeway, net cash used in investing activities included expenditures for property, equipment and technology of $8.5 million and $6.1 million for the 12 weeks ended March 22, 2014 and March 23, 2013, respectively, and net payments of $1.3 million during the 12 weeks ended March 22, 2014 for purchase price adjustments related to our acquisitions of Retailo and InteliSpend.

Cash Flows from Financing Activities

The net cash provided by financing activities for the 12 weeks ended March 22, 2014 totaled $114.9 million, which included $113.0 million for borrowings under our note payable to Safeway as a result of our working capital deficit from our acquisitions of InteliSpend and Retailo, as well as $1.9 million related to employee equity awards. The net cash used in financing activities for the 12 weeks ended March 23, 2013 totaled $2.3 million, primarily consisting of a payment of $1.4 million for our Cardpool acquisition liability, $0.5 million related to the exercise and/or repurchase of employee equity awards and $0.3 million for costs related to our initial public offering.

In late March 2014, we and Safeway terminated the Cash Management and Treasury Services Agreement (the CMATSA). Under the CMATSA, we borrowed from Safeway to meet our working capital and capital expenditure requirements (which we present as Note payable to Safeway in the accompanying condensed consolidated balance sheets). In conjunction with such termination, on March 28, 2014, we repaid $103.1 million of amounts outstanding under the Note payable to Safeway. Additionally, as a result of the Spin-Off, Safeway no longer provides or will no longer provide guarantees to certain content providers.

On March 28, 2014, in conjunction with the termination of the CMATSA, we completed a credit agreement with a group of banks (the Credit Agreement). The Credit Agreement includes a $175 million 4-year term loan, with an option to increase such loan to $225 million, and a revolving credit facility of up to $200 million with up to an additional $100 million during the year-end holiday period for specific settlement related requirements. The revolving credit facility includes $100 million for the issuance of letters of credit.

Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the Applicable Margin (as defined in the Credit Agreement), which may range from 1.25% to 2.00%, based on our Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Loans that are borrowed under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the highest of (A) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” (B) the Federal Funds Rate plus 0.50% and (C) one-month LIBOR plus 1.00%, plus (ii) the Applicable Margin, which may range from 0.25% to 1.00%, based on our Consolidated Total Leverage Ratio.

A letter of credit commission on the daily amount available to be drawn under letters of credit issued under the Credit Agreement is payable by us at the rate per annum equal to the Applicable Margin with respect to LIBOR rate loans, which Applicable Margin may range from 1.25% to 2.00% per annum, based on our Consolidated Total Leverage Ratio; provided, however, that the commission on letters of credit secured by cash is payable at the rate of 0.75% per annum.

A commitment fee on the average daily unused portion of the Revolving Credit Facility is payable by us at the rate per annum equal to the Applicable Margin for that fee, which may range from 0.20% to 0.35%, based on the Company’s Consolidated Total Leverage Ratio. Other fees are also payable by us, as referenced in the Credit Agreement.

The Credit Agreement contains various loan covenants that restrict our ability to take certain actions and contains financial covenants that require us periodically to meet certain financial tests. Please see “Part II, Item 1A—Risk Factors—Risk Factors Related to Our Business or Industry—Our credit and collateral agreements with Wells Fargo Bank, National Association, and other financial institutions contain certain restrictions that limit our flexibility in operating our business and, in the event of a default, could have a material adverse impact on our business and results of operations.”

Off- Balance Sheet Arrangements

From time to time, we enter into contracts containing provisions that require us to indemnify various parties against certain potential claims from third parties. Under contracts with certain issuing banks, we are responsible to the banks for any unrecovered overdrafts on cardholders’ accounts. Under contracts with certain content and distribution partners, we are responsible for potential losses resulting from certain claims from third parties. Because the indemnity amounts associated with these agreements are not explicitly stated, the maximum amount of the obligation cannot be reasonably estimated. Historically, we have paid limited amounts pursuant to these indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report, except as noted below.

Interest Rate Risk

On March 28, 2014, we completed the Credit Agreement with a group of banks. Interest expense under the Credit Agreement for interest on loans, letter of credit commissions and commitment fees will be determined based on LIBOR interest rates, the Wells Fargo Bank, NA “prime rate” and/or Federal Funds Rate, and we will be exposed to changes in such rates. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows from Financing Activities” for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 22, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 22, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as disclosed in Note 7—Commitments and Contingencies in the notes to our condensed consolidated financial statements, there have not been any changes to the information previously disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q and the risk factors previously disclosed in Part I, Item 1A. Risk Factors” in our Annual Report. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report, other than as disclosed in this Item 1A.

Risks Related to Our Business and Industry

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

For example, the provisions of the Dodd–Frank Act known as the Durbin Amendment gave the Federal Reserve Bank (the FRB) the power to regulate debit card interchange fees. On June 29, 2011, the FRB issued its final rule that set a cap, which took effect on October 1, 2011, on the interchange fee an issuer can receive from a single debit card transaction (21 cents plus 5 basis points multiplied by the amount of the transaction); and the rule allows an issuer to raise its interchange fees by as much as one cent if it implements certain fraud-prevention measures. GPR cards, including certain of our GPR products, and smaller issuing banks, including some of our issuing banks, are exempt from the rule. However, to the extent that one or more of our GPR products or issuing banks lose their exempt status, the interchange rates applicable to transactions involving those GPR products or issuing banks could be affected, which would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations. Please see risk factor titled “We rely on relationships with card issuing banks for services related to products for which we act as program manager, and our business, results of operations and financial condition could be materially and adversely affected if we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us.”

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

On March 21, 2014, the D.C. Circuit Court of Appeals reversed the District Court’s ruling that FRB had set too high a cap on interchange fees in 2011 and also overturned a network-routing rule requiring card issuers to provide merchants with up to four routing options for debit and prepaid cards, thus upholding FRB’s “two unaffiliated networks” rule. The D.C. Circuit Court of Appeals also remanded the case to the District Court for further proceedings with respect to FRB’s election to exempt the transaction-monitoring part of allowable interchange from the fraud-prevention adjustment requirements.

The case remains subject to further proceedings and may be further appealed to the U.S. Supreme Court. In addition, recent changes and proposed changes to other laws and regulations may materially increase our costs of operation, decrease our operating revenues and disrupt our business.

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

For example, on October 19, 2009, e2Interactive, Inc. and InComm, collectively, e2Interactive, filed a lawsuit against our subsidiary, Blackhawk Network, Inc., in Federal District Court in Wisconsin, asserting that Blackhawk infringed a patent held by e2Interactive relating to “methods, systems and computer programs for processing a stored-value-card transaction request in a card data-management system,” and seeking injunctive relief, damages in an unspecified amount and recovery of costs and attorneys’ fees. Although we believed the e2Interactive allegations were meritless, the jury found infringement and awarded damages to e2Interactive in the amount of $3.5 million for the period from August 2009 through February 2012, with no further payments due as the result of Blackhawk’s removal of certain lines of code in a computer program. We fully accrued for this award in fiscal 2011. In December 2012, the trial court rendered its final post-trial rulings, entering judgment for approximately $3.7 million, including interest and costs, and entering a permanent injunction prohibiting use of the removed code. While the damages represent an immaterial impact to Blackhawk’s financial results for the referenced periods, Blackhawk appealed. On March 12, 2014, the Court of Appeals for the Federal Circuit (the Federal Circuit) reversed the lower court and ruled that Blackhawk had not infringed. e2Interactive requested rehearing en banc at the Federal Circuit. On April 29, 2014, the Federal Circuit denied e2Interactive’s request. The Federal Circuit has not yet, however, issued the mandate to the District Court. As a result, the case remains subject to further proceedings. It may also be further appealed to the U.S. Supreme Court. If the Federal Circuit’s reversal becomes final, Blackhawk intends to ask the court to vacate the damages award and to dissolve the injunction.

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

Our credit and collateral agreements with Wells Fargo Bank, National Association, and other financial institutions contain certain restrictions that limit our flexibility in operating our business and, in the event of a default, could have a material adverse impact on our business and results of operations.

Effective on March 28, 2014, we terminated the cash management and treasury services agreement with Safeway and entered into a credit agreement (the Credit Agreement) with a group of lenders led by Wells Fargo Bank, National Association in an aggregate principal amount of up to $525,000,000, consisting of a combination of revolving credit loans, letters of credit and a term loan. The Credit Agreement and other related agreements contain customary restrictions on us or our subsidiaries. Subject to a number of important exceptions, these limitations include covenants that limit or restrict us or our subsidiaries, as the case may be, from:

•	incurring additional indebtedness or modifying subordinated indebtedness;

•	granting liens on or with respect to any of our property or that of certain of our subsidiaries;

•	making investments;

•	consolidating or merging with, or acquiring, another business;

•	selling or disposing of our assets;

•	paying dividends and making other distributions to our stockholders;

•	entering into certain transactions with our affiliates;

•	redeeming our stock;

•	amending our charter documents;

•	changing the nature of our business;

•	entering into sale-leaseback agreements; and

•	disposing of our interests in certain subsidiaries.

Our obligations under the Credit Agreement are secured by security interests in and liens on all of our present and future assets and of certain current and potentially future subsidiaries (other than our regulated assets). In addition, the Credit Agreement contains financial covenants that require us to maintain specified financial ratios and satisfy certain financial condition tests. This may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.

The breach of any of these covenants would result in default under the Credit Agreement. Any default, if not waived, could result in our lenders terminating commitments to make loans or extend credit to us. In the event of default, the lenders also could accelerate and declare all or any obligations immediately due, and could take possession of or liquidate collateral. If any of these events occur, we may be unable to appropriate sufficient funds to refinance the Credit Agreement on favorable terms, if at all, which could have a material adverse effect on our business, results of operations and financial condition.

Our debt could adversely impact our operating income and growth prospects and make us vulnerable to adverse economic and industry conditions.

Our indebtedness could make it more challenging for us to obtain additional financing to fund our business strategy and acquisitions, debt service requirements, capital expenditures and working capital. It could also increase our vulnerability to interest rate changes and general adverse economic and industry conditions. This could limit our flexibility in planning for or reacting to changes in our business and our markets and place us at a competitive disadvantage relative to our competitors that have less debt.

Future economic and credit market conditions may limit our access to additional capital, at a time when the Credit Agreement would otherwise permit additional financing, or may preclude our ability to refinance our existing indebtedness. If our lenders suffer from declining financial conditions, their ability to fund their commitments may be adversely affected, in which case we could be required yet unable to obtain replacement financing on similar or acceptable terms, if at all. A deterioration in the credit markets generally could further affect our ability to access sufficient financing or capital. Such limitations could have a material adverse impact on our operations and thus on our operating income, growth prospects and financial condition.

Risks Related to Our Relationship with Safeway

On February 19, 2014, Safeway announced that it intended to distribute its shares of our common stock to Safeway stockholders. On March 6, 2014, Safeway announced that it had entered into a definitive agreement to merge with Albertsons (the Merger), and that it expected to complete the Spin-Off in mid-April 2014. In connection with the completion of the Merger, it is expected that Safeway’s distribution of shares of our common stock will be taxable to Safeway and Safeway’s stockholders.

Following the quarterly period presented, on March 24, 2014, Safeway announced that its Board of Directors had declared a special stock dividend to its stockholders of all of its 37,838,709 shares of our Class B common stock. The distribution of the special stock dividend was made on April 14, 2014, following which Safeway is no longer a controlling stockholder of the Company and ceased to own any shares of our Class B common stock. We are no longer a “controlled company” and, subject to the phase-in provisions of the applicable listing requirements, we will no longer be able to rely on the “controlled company” exemptions from applicable corporate governance requirements.

In connection with the Spin-Off, we amended our Certificate of Incorporation on April 11, 2014, as previously disclosed in our Preliminary Information Statement on Schedule 14C filed with the SEC on February 27, 2014, and entered into an Amended and Restated Tax Sharing Agreement with Safeway on April 11, 2014, as disclosed in our Current Report on Form 8-K filed on April 14, 2014. Effective on March 28, 2014, we also terminated the Cash Management and Treasury Services agreement with Safeway and entered into the Credit Agreement with a group of lenders led by Wells Fargo Bank, National Association in an aggregate principal amount of up to $525,000,000, consisting of a combination of revolving credit loans, letters of credit and a term loan.

Although we are party to a tax sharing agreement with Safeway under which our tax liabilities effectively may be determined as if we were not part of any consolidated, combined or unitary tax group of Safeway and/or its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups.

On April 11, 2014, we and Safeway executed the second Amended and Restated Tax Sharing Agreement (the SARTSA), which superseded our previous tax sharing agreements with respect to matters addressed by the SARTSA. Under the terms of the SARTSA, if the Spin-Off is treated as taxable, we and Safeway intend to continue to file a consolidated federal tax return and certain state and local tax returns through the date of the Spin-Off, rather than through the date of our initial public offering in April 2013, as discussed in our Annual Report, subject to Safeway’s ultimate determination as to whether such consolidated treatment is appropriate.

Safeway previously announced that it had entered into the Agreement and Plan of Merger with AB Acquisition LLC dated March 6, 2014 (the Merger Agreement). Assuming that the acquisition of Safeway by AB Acquisition LLC (the Merger) is completed as contemplated by Merger Agreement, the Spin-Off is expected to be taxable to Safeway and Safeway’s shareholders. Under the SARTSA, any corporate-level income tax incurred as a result of the Spin-Off in the event that the Merger is completed will be borne by Safeway.

The SARTSA provides that we and Safeway will make an election that is intended to give rise to a step-up in the tax basis of our assets if the Spin-Off is taxable (the Section 336(e) Election). The actual benefit realized by us from the step-up will depend on, among other things, our value at the time of the Spin-Off and whether we generate adequate taxable income over time to fully utilize deductions associated with any increased tax basis resulting from the Section 336(e) Election.

If the Merger is not completed, and certain other conditions are satisfied, it is intended that the Spin-Off qualify as a tax-free transaction to Safeway and its shareholders. The SARTSA provides for certain continuing restrictions and covenants applicable to both Safeway and Blackhawk that are intended to preserve the ability for the Spin-Off to qualify as a tax-free spin-off. Among the restrictions on us are that (i) for up to two years following the termination of the Merger Agreement, subject to certain exceptions, we will not dispose of all or substantially all of its assets, merge with another entity, issue an amount of our stock (or securities convertible or exchangeable into its stock) in one or more transactions that would comprise 40% or more of our value or voting power, facilitate any person becoming the owner of 5% or more of our stock, or cease conducting our current business and (ii) for up to five years from the date of our initial public offering in April 2013,we will not seek to convert any class of our stock into a different class of our stock or change the absolute or relative voting rights of our classes of stock. The SARTSA provides these restrictions will lapse in certain circumstances, including the completion of the Merger or the completion of certain alternative transactions. If the Merger is not completed, each of we and Safeway would be responsible for any taxes resulting from the failure of the Spin-Off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any act or failure to act by us or Safeway, as applicable, or certain transactions involving us or Safeway, as applicable, following the Spin-Off. We and Safeway each would be responsible for 50 percent of taxes from the Spin-Off to the extent such taxes are not attributable to, or do not result from, any act or failure to act by either us or Safeway.

The SARTSA provides that, in the event that (i) the Merger does not occur, (ii) the Spin-Off is taxable, (iii) Safeway bears the liability for any Spin-Off taxes and (iv) certain other conditions are met, we will make payments to Safeway over time equal to 85 percent of the amount of the tax benefits, if any, that we are deemed to realize as a result of the Section 336(e) Election. The tax benefit deemed realized will be computed by comparing our actual income tax liability (calculated based on certain assumptions) to the amount of income taxes we would have been required to pay had the Section 336(e) Election not been made. Such payments will be made by us to Safeway as we recognize the benefit of the basis step-up, or upon the occurrence of certain events, such as certain changes of control of us or material breaches by us of the provisions in the SARTSA regarding such payments. Notwithstanding the intended benefit to us from the SARTSA, if we are obligated to make certain tax payments, those payments could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the 12 weeks ended March 22, 2014, we issued and sold 18,547 shares of Class B common stock to 104 employees at a price of $0.00 per share as a result of the vesting of restricted stock units that were issued pursuant to the 2006 Restricted Stock Plan.

The issuances of securities described above were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, pursuant to benefit plans and contracts relating to compensation approved by our board of directors.

Issuer Purchases of Equity Securities

From December 29, 2013 through March 22, 2014, we received 6,547 shares of Class A common stock in the administration of employee stock-based compensation plans.

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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: April 30, 2014

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.2	April 25, 2013

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.					X

10.1	Amendment No. 1 to Amended and Restated Alliance Partners Program Agreement, effective February 19, 2014, between Blackhawk Network, Inc. and Safeway Inc.	10-K	001-35882	10.2	March 17, 2014

10.2	Consent and Release, between Canada Safeway Limited, Blackhawk Network (Canada) Ltd. and Sobeys West Inc. dated March 12, 2014					X

10.3	Consent and Release, between Canada Safeway Limited, Blackhawk Network (Canada) Ltd. and Sobeys West Inc. dated March 12, 2014					X

10.4+	Form of Performance Share Award Agreement for 2013 Equity Incentive Award Plan					X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document					X

101.SCH†	XBRL Taxonomy Extension Schema					X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB†	XBRL Taxonomy Extension Label Linkbase					X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.

†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.