Form 10-Q
period 2014-06-14
BLACKHAWK NETWORK HOLDINGS, INC
filed 2014-07-22
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 14, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2014, there were 12,658,000 shares of the Registrant’s Class A common stock outstanding and 40,175,000 shares of the Registrant’s Class B common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 14, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$299,727	$550,380
Settlement receivables, net	276,447	813,448
Accounts receivable, net	121,766	126,369
Deferred income taxes	20,145	20,145
Prepaid expenses and other current assets	59,030	67,474
Total current assets	777,115	1,577,816
Property, equipment and technology, net	84,703	79,663
Intangible assets, net	87,972	98,689
Goodwill	133,088	133,521
Deferred income taxes	727	727
Other assets	83,358	90,678
TOTAL ASSETS	$1,166,963	$1,981,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$538,707	$1,484,047
Consumer and customer deposits	57,423	54,915
Accounts payable and accrued operating expenses	81,890	99,499
Current portion of note payable	8,705	—
Other current liabilities	41,161	81,270
Total current liabilities	727,886	1,719,731
Deferred income taxes	24,376	24,488
Note payable	165,393	—
Other liabilities	9,629	8,711
Total liabilities	927,284	1,752,930
Commitments and contingencies (see Note 8)	—	—
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—
Class A common stock: $0.001 par value; 125,000 shares authorized; 12,598 and 12,188 shares outstanding, respectively	12	12
Class B common stock: $0.001 par value; 125,000 shares authorized; 40,142 and 40,252 shares outstanding, respectively	41	41
Additional paid-in capital	117,457	107,139
Treasury stock	(472)	(126)
Accumulated other comprehensive loss	(3,396)	(2,873)
Retained earnings	119,177	116,975
Total Blackhawk Network Holdings, Inc. equity	232,819	221,168
Non-controlling interests	6,860	6,996
Total stockholders’ equity	239,679	228,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,166,963	$1,981,094
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
OPERATING REVENUES:
Commissions and fees	$216,341	$176,819	$394,436	$321,294
Program, interchange, marketing and other fees	40,421	28,907	76,086	53,265
Product sales	27,182	20,136	46,537	36,353
Total operating revenues	283,944	225,862	517,059	410,912
OPERATING EXPENSES:
Distribution partner commissions	144,023	118,153	262,617	214,135
Processing and services	45,314	34,258	86,939	66,394
Sales and marketing	45,779	39,932	84,570	68,257
Costs of products sold	25,495	18,509	44,799	34,359
General and administrative	10,934	11,015	25,537	22,795
Business acquisition expense (benefit) and amortization of acquisition intangibles	3,458	(1,384)	7,869	(707)
Total operating expenses	275,003	220,483	512,331	405,233
OPERATING INCOME	8,941	5,379	4,728	5,679
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	353	96	(56)	373
Interest expense	(956)	—	(1,001)	—
INCOME BEFORE INCOME TAX EXPENSE	8,338	5,475	3,671	6,052
INCOME TAX EXPENSE	3,275	3,470	1,492	3,788
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	5,063	2,005	2,179	2,264
Add: Net loss attributable to non-controlling interests (net of tax)	53	126	96	213
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$5,116	$2,131	$2,275	$2,477
EARNINGS PER SHARE:
Basic – Class A and Class B	$0.10	$0.04	$0.04	$0.05
Diluted – Class A and Class B	$0.09	$0.04	$0.04	$0.05
Weighted average shares outstanding—basic	52,307	51,056	52,201	50,713
Weighted average shares outstanding—diluted	53,740	52,240	53,725	51,746
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	$5,063	$2,005	$2,179	$2,264
Other comprehensive income (loss):
Currency translation adjustments	3	(507)	(519)	(1,815)
COMPREHENSIVE INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	5,066	1,498	1,660	449
Add: Comprehensive loss attributable to non-controlling interest (net of tax)	51	126	92	213
COMPREHENSIVE INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$5,117	$1,624	$1,752	$662
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	24 Weeks Ended
	June 14, 2014	June 15, 2013
OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$2,179	$2,264
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,688	10,651
Program development cost amortization	11,551	8,748
Provision for doubtful accounts and sales adjustments	1,252	1,682
Employee stock-based compensation expense	6,090	3,462
Distribution partner mark-to-market expense	(88)	6,995
Change in fair value of contingent consideration	—	(903)
Reversal of reserve for patent litigation	(3,852)	—
Excess tax benefit from stock-based awards	(1,024)	(398)
Other	1,134	—
Changes in operating assets and liabilities:
Settlement receivables	534,315	284,260
Settlement payables	(942,572)	(775,899)
Accounts receivable, current and long-term	14,061	20,626
Prepaid expenses and other current assets	4,224	7,420
Other assets	(12,259)	(10,119)
Consumer and customer deposits	(1,409)	(61)
Accounts payable and accrued operating expenses	(17,808)	(13,278)
Other current and long-term liabilities	(15,496)	(17,662)
Income taxes, net	(13,363)	(16,457)
Net cash used in operating activities	(411,377)	(488,669)
INVESTING ACTIVITIES:
Change in overnight cash advances to Safeway	—	430,000
Expenditures for property, equipment and technology	(18,241)	(15,110)
Payment for working capital adjustment for business acquisitions, net	(1,366)	—
Cash received for assumption of liabilities from prior business acquisition	3,917	—
Change in restricted cash	—	8,968
Other	—	(250)
Net cash provided by (used in) investing activities	(15,690)	423,608

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	24 Weeks Ended
	June 14, 2014	June 15, 2013
FINANCING ACTIVITIES:
Proceeds from issuance of note payable	175,000	—
Payments of costs for issuance of note payable	(2,452)	—
Payments for acquisition liability	—	(1,881)
Payments for initial public offering costs	—	(4,694)
Reimbursements for initial public offering costs	—	5,540
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	3,620	235
Excess tax benefit from stock-based awards	1,024	398
Other	(694)	(484)
Net cash provided by (used in) financing activities	176,498	(886)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(84)	(2,335)
DECREASE IN CASH AND CASH EQUIVALENTS	(250,653)	(68,282)
CASH AND CASH EQUIVALENTS—Beginning of year	550,380	172,665
CASH AND CASH EQUIVALENTS—End of period	$299,727	$104,383
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Significant Accounting Policies
The Company
Blackhawk Network Holdings, Inc., together with its subsidiaries (we, us, our), is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 21 other countries. Our payment network supports our key constituents: consumers who purchase or receive the products and services we offer, content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services, distribution partners who sell those products and business partners that distribute our products as incentives and rewards. Our product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable (GPR) cards and our reload network (collectively, prepaid products). We offer gift cards from leading consumer brands (known as closed loop) as well as branded gift and incentive cards from leading payment network card associations such as American Express, Discover, MasterCard and Visa (known as open loop) and prepaid telecom products offered by prepaid wireless telecom carriers. We also distribute GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, our proprietary GPR card. We operate a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards. We distribute products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as distribution partners) in the Americas, Europe, Australia and Asia.
Spin-Off
Prior to April 14, 2014, we were a majority-owned subsidiary of Safeway Inc. (Safeway). On April 14, 2014, Safeway distributed its remaining 37.8 million shares of our Class B common stock to Safeway stockholders (the Spin-Off). As a result of the Spin-Off, we became a stand-alone entity separate from Safeway. See Note 7 –Income Taxes and Note 9 – Related Party Transactions for disclosures regarding this relationship.
Basis of Presentation
The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. We have prepared our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to such rules and regulations. Accordingly, our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2014 (the Annual Report). We have prepared our condensed consolidated financial statements on the same basis as our annual audited consolidated financial statements and, in the opinion of management, have reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations for the interim period presented. Our results for the interim period are not necessarily reflective of the results to be expected for the year ending January 3, 2015 or for any other interim period or other future year. Our condensed consolidated balance sheet as of December 28, 2013, included herein was derived from our audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.
Our condensed consolidated financial statements include Blackhawk Network Holdings, Inc., a Delaware corporation, and its wholly- or majority-owned domestic and foreign subsidiaries. All intercompany transactions and balances among us and our subsidiaries have been eliminated in consolidation. Our condensed consolidated financial statements have been prepared as if we existed on a stand-alone basis for the periods presented, but may not necessarily reflect the results of operations, financial position or cash flows that would have been achieved if we had existed on a stand-alone basis separate from Safeway during the periods presented.
Prior to the Spin-Off, our condensed consolidated financial statements included an allocation of expenses arising from certain shared services and infrastructure provided by Safeway. These expenses primarily related to facilities rental and tax services and were allocated using actual costs or estimates based on the portion of services used by us. Management believes that the allocation methodology was reasonable and considers the charges to be a reasonable reflection of the cost of benefits received. Following the Spin-Off, Safeway continues to provide facilities rental to us and provide certain tax services for periods through the Spin-Off based on similar pricing terms as prior to the Spin-Off.

Significant Accounting Policies
There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in the audited consolidated financial statements and related notes included in the Annual Report.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements. We generally base our estimates and assumptions on a combination of historical factors, current circumstances, and the experience and judgment of management. Significant estimates and assumptions include, among other things, allowances for doubtful accounts and sales adjustments, useful lives of assets, card redemption patterns and lives, delivery timing for product sales and valuation assumptions with respect to acquisition liabilities, goodwill, other intangible assets, common stock and income taxes. Actual results could differ from our estimates.
Seasonality
A significant portion of gift card sales occurs in late December of each year during the holiday selling season. As a result, we earn a significant portion of revenues, net income and cash inflows during the fourth fiscal quarter of each year and remit the majority of the cash, less commissions, to our content providers in January of the following year. The timing of our fiscal year-end, December holiday sales and the related January cash settlement with content providers significantly increases our Cash and cash equivalents, Overnight cash advances to Safeway, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. The cash settlement with our content providers in January accounts for the majority of the use of cash from operating activities in our condensed consolidated statements of cash flows during our first three fiscal quarters. Additionally, our operating income may fluctuate significantly during our first three fiscal quarters due to lower revenues and timing of certain expenses during such fiscal periods. As a result, quarterly financial results are not necessarily reflective of the results to be expected for the year, any other interim period or other future year.
Restatement
Subsequent to the issuance of the second quarter 2013 condensed consolidated financial statements, we identified certain IRS limitations related to stock-based compensation as a result of our initial public offering in that quarter that should have been considered in our reported income tax expense for that quarter. Therefore, we have corrected previously issued condensed consolidated financial statements for the 12 and 24 weeks ended June 15, 2013 for a $1.4 million increase in income tax expense, decrease to Net income attributable to Blackhawk Network Holdings, Inc. and related impacts to our condensed consolidated statements of comprehensive income and cash flows. We have also corrected Basic and Diluted Earnings per Share – Class A and Class B from previously reported amounts of $0.07 and $0.07, respectively, for both the 12 and 24 weeks ended June 15, 2013. Management does not consider these amounts to be material to our previously issued unaudited condensed consolidated financial statements.
Reclassification
In the accompanying condensed consolidated statements of cash flows, we have reclassified the changes in operating assets and liabilities to separately disclosed changes related to Accounts payable and accrued liabilities among (i) Consumer and customer deposits, (ii) Accounts payable and accrued operating expenses and (iii) Other current liabilities and have also combined the changes of Other current liabilities and Other liabilities as Other current and long-term liabilities. Additionally, we have reclassified the Change in the provision for doubtful accounts and sales adjustments from previously reported amounts to (i) the Provision for doubtful accounts and sales adjustments, (ii) changes in operating assets and liabilities for Settlement receivables and (iii) changes in operating assets and liabilities for Accounts receivable, current and long-term.
In the accompanying consolidated statements of operations, we have reclassified certain amounts from previously reported amounts in various Operating expenses, including the change in fair value of contingent consideration and acquisition-related expenses previously reported in General and administrative expense, to Business acquisition expense (benefit) and amortization of acquisition intangibles.
Financing Costs
We incurred debt issuance costs and paid certain costs to the group of banks in conjunction with entering into our credit agreement, which included a note payable and revolving credit facility (see Note 4 – Financing). We allocated the costs paid to the group of banks between the note payable and revolving credit facility based on their relative fair values and recognized them as discount on note payable and deferred revolving credit facility costs, respectively. We present the deferred revolving credit facility costs and debt issuance costs (collectively, deferred financing costs) in Other assets and the discount on the note payable as a reduction of the carrying value of the Note payable in our accompanying condensed consolidated balance sheets. We amortize the deferred financing costs and discount on note payable on a straight-line basis over the term of the credit agreement as the difference between the straight-line method and effective interest method is immaterial to our consolidated financial statements.
Revenue Recognition
Post-Activation Program Management Fees – In June 2014, pursuant to a contract amendment with one of our card-issuing banks of our open loop incentive cards, the issuing bank agreed to replace certain account service fees and fund expiration fees with a program management fee, defined as a contractually-determined percentage of load value. We recognize these fees in the same manner as our other program management fees described in our Annual Report. The issuing bank agreed to compensate us under this arrangement for cards activated from January 1, 2014. The amendment also provides that, in addition to the program management fee, the issuing bank will compensate us in the same amount that the issuing bank would have paid to us as account service fees and fund expiration fees on such cards to the extent that such fees exceed the program management fees previously paid to us.
Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes all previous revenue recognition guidance with a single revenue recognition model. This new guidance is to be applied retrospectively either to each reporting period presented or with the cumulative effect of initially applying the guidance at the date of initial application for reporting periods beginning after December 15, 2016. Management is still evaluating the impact of this guidance.
2. Business Acquisitions
As discussed in our Annual Report, in the fourth quarter of 2013, we acquired Retailo AG and its subsidiaries (collectively, Retailo) and substantially all of the net assets of InteliSpend Prepaid Solutions, LLC, and its subsidiaries (collectively, InteliSpend). We have included the results of Retailo and InteliSpend in our consolidated financial statements since the acquisition dates.
The following pro forma financial information summarizes the combined results of operations of us, Retailo and InteliSpend as though we had been combined as of the beginning of fiscal 2012 (in thousands):

	12 Weeks Ended June 15, 2013	24 Weeks Ended June 15, 2013
Total revenues	$240,741	$442,921
Net income attributable to Blackhawk Network Holdings, Inc.	1,029	1,267
The pro forma financial information includes adjustments to amortize the identifiable technology and intangible assets starting at the beginning of 2012. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2012.
As discussed in our Annual Report, we had not assumed certain cardholder liabilities nor acquired the related cash for our acquisition of InteliSpend due to requirements for a state regulatory approval. In May 2014, we received such approval and subsequently assumed such liabilities and related cash of $3.9 million, which we present as Cash received for assumption of liabilities from prior business acquisition in the accompanying condensed consolidated statements of cash flows.

3. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair value of these assets and liabilities as of June 14, 2014 and December 28, 2013 (in thousands):

	June 14, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$125,150	$—	$—	$125,150
Commercial paper	$—	$56,000	$—	$56,000
Liabilities
Contingent consideration	$—	$—	$—	$—

	December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$379,000	$—	$—	$379,000
Liabilities
Contingent consideration	$—	$—	$—	$—
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper. We did not classify any amounts within Level 2 as of December 28, 2013.
In the 24 weeks ended June 14, 2014, there were no transfers between Level 1 and Level 2.
Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing. Level 3 includes the estimated fair value of our contingent consideration liability.
Contingent Consideration—The fair value of contingent consideration is determined using a discounted cash flows methodology, which reflects our estimated probability of achieving the relevant financial and operational milestones. A significant increase in our estimate of the probability of achieving the relevant financial and operational milestones could materially increase the fair value of contingent consideration.
The change in fair value of contingent consideration classified as Level 3 for the 24 weeks ended June 14, 2014 and June 15, 2013 is as follows (in thousands):

	24 Weeks Ended
	June 14, 2014	June 15, 2013
Contingent Consideration
Balance – Year-end	$—	$18,947
Decrease in fair value of contingent consideration	—	(903)
Settlements	—	(895)
Balance – End of period	$—	$17,149
The decrease in the fair value of contingent consideration is recognized in Business acquisition expense (benefit) and amortization of acquisition intangibles, is presented as a non-cash adjustment to net income in our accompanying condensed consolidated statements of cash flows and reflects the changes in the passage of time, expected timing of the contingent payments and our estimate of the probability of achieving the applicable operational milestones. Settlements reflect the resolution of the contingency based on achievement of financial and operational milestones.

Though we have estimated the fair value of contingent consideration to be zero as of June 14, 2014, we are still liable for up to $18.1 million in payments based on financial and operating results of the final measurement period, which consists of the 52 weeks ending September 8, 2014. Settlements of $0.5 million were payable as of June 15, 2013, and we paid settlements of $1.9 million, of which $1.4 million resulted from fiscal 2012 financial and operational results, during the 24 weeks ended June 15, 2013, which we present as a financing outflow at the acquisition-date fair value in our accompanying condensed consolidated statements of cash flows.
4. Financing
On March 28, 2014, we entered into a credit agreement with a group of banks (the Credit Agreement). The Credit Agreement includes a $175 million  4-year term loan, with an option (expiring in September 2014) to increase such loan to $225 million, and a revolving credit facility of up to $200 million with up to an additional $100 million during the year-end holiday period for specific settlement related requirements. The revolving credit facility includes a $100 million subfacility for the issuance of letters of credit.
Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the Applicable Margin (as defined in the Credit Agreement), which may range from 1.25% to 2.00%, based on our Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Loans that are borrowed under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the highest of (A) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” (B) the Federal Funds Rate plus 0.50% and (C) one-month LIBOR plus 1.00%, plus (ii) the Applicable Margin, which may range from 0.25% to 1.00%, based on our Consolidated Total Leverage Ratio. During the 12 weeks ended June 14, 2014, our interest rate for our Note payable was 1.75%.
A letter of credit commission on the daily amount available to be drawn under letters of credit issued under the Credit Agreement is payable by us at the rate per annum equal to the Applicable Margin with respect to LIBOR rate loans, which Applicable Margin may range from 1.25% to 2.00% per annum, based on our Consolidated Total Leverage Ratio; provided, however, that the commission on letters of credit secured by cash is payable at the rate of 0.75% per annum. During the 12 weeks ended June 14, 2014, our interest rate for our letter of credit commission was 1.75%.
A commitment fee on the average daily unused portion of the revolving credit facility is payable by us at the rate per annum equal to the Applicable Margin for that fee, which may range from 0.20% to 0.35%, based on our Consolidated Total Leverage Ratio. Other fees are also payable by us, as referenced in the Credit Agreement. During the 12 weeks ended June 14, 2014, our interest rate for our commitment fee was 0.25%.
The Credit Agreement contains various loan covenants that restrict our ability to take certain actions and contains financial covenants that require us periodically to meet certain financial tests.
As of June 14, 2014, we had no amounts outstanding under our revolving credit facility, $41.9 million in outstanding letters of credit and $158.1 million available under our revolving credit facility.
As of June 14, 2014, we estimate the fair value of our Note payable to be approximately $175 million.
The following table presents the maturity dates, unamortized discount and net carrying amount of our Note payable as of June 14, 2014 (in thousands):

June 14, 2014
Due March 21, 2015	$8,750
Due March 21, 2016	17,500
Due March 21, 2017	26,250
Due March 28, 2018	122,500
Total amount due	$175,000
Unamortized discount	(902)
Note payable, net of discount, as of June 14, 2014	$174,098

5. Condensed Consolidated Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 14, 2014 and December 28, 2013 consisted of the following (in thousands):

	June 14, 2014	December 28, 2013
Card stock	$16,333	$13,342
Deferred expenses	7,146	10,126
Program development costs	3,120	5,767
Prepaid load value	6,321	10,631
Income tax receivables	4,314	8,344
Other prepaids	21,796	19,264
Total prepaid expenses and other current assets	$59,030	$67,474
Goodwill
A summary of changes in our goodwill during the 24 weeks ended June 14, 2014 is as follows (in thousands):

24 Weeks Ended June 14, 2014
Balance – December 28, 2013	$133,521
Retailo purchase price adjustment	78
Foreign currency translation adjustments	(511)
Balance – June 14, 2014	$133,088
We have finalized our information regarding working capital for our acquisitions of InteliSpend and Retailo and have settled amounts due to or from us for working capital adjustments, which we present as Payment for working capital adjustment for business acquisitions, net in the accompanying condensed consolidated statements of cash flows.
Other Assets
Other assets as of June 14, 2014 and December 28, 2013 consisted of the following (in thousands):

	June 14, 2014	December 28, 2013
Program development costs	$56,544	$58,029
Other receivables	9,308	19,905
Income taxes receivable	6,391	5,555
Deferred financing costs	1,417	—
Other	9,698	7,189
Total other assets	$83,358	$90,678

Other Current Liabilities
Other current liabilities as of June 14, 2014 and December 28, 2013 consisted of the following (in thousands):

	June 14, 2014	December 28, 2013
Deferred revenue	$23,067	$30,540
Income taxes payable	2,596	21,167
Payroll and related liabilities	12,900	20,949
Acquisition liabilities	—	2,279
Other payables and accrued liabilities	2,598	6,335
Total other current liabilities	$41,161	$81,270
Business Acquisition Expense (Benefit) and Amortization of Acquisition Intangibles
Business acquisition expense (benefit) and amortization of acquisition intangibles for the 12 and 24 weeks ended June 14, 2014 and June 15, 2013 consisted of the following (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Change in fair value of Cardpool contingent consideration liability (See Note 3—Fair Value Measurements)	$—	$(1,481)	$—	$(903)
Amortization of intangible assets acquired in business combination	3,425	97	7,835	196
Acquisition related expenses	33	—	34	—
Total business acquisition expense (benefit) and amortization of acquisition intangibles	$3,458	$(1,384)	$7,869	$(707)
6. Stock Based Compensation
During the 24 weeks ended June 14, 2014 our Board of Directors granted 26,250 restricted stock awards, 860,250 restricted stock units, 88,900 performance stock units and 549,500 stock options at a weighted-average exercise price of $26.64 per share.
7. Income Taxes
Our effective tax rates were 39.3% and 63.4% for the 12 weeks ended June 14, 2014 and June 15, 2013, respectively and were 40.6% and 62.6% for the 24 weeks ended June 14, 2014 and June 15, 2013, respectively. The effective rates for the 12 weeks and 24 weeks ended June 14, 2014 were lower primarily due to lesser amounts of nondeductible stock-based executive compensation due to IRS limitations.
Second Amended and Restated Tax Sharing Agreement
In April 2014, in conjunction with Safeway, we executed the second Amended and Restated Tax Sharing Agreement (the SARTSA), which superseded the previous tax sharing agreements, with respect to the matters addressed by the SARTSA. Under the terms of the SARTSA, if the Spin-Off is treated as taxable, Safeway and we intend to continue to file a consolidated federal tax return and certain state and local tax returns through the date of the Spin-Off, rather than through the date of our initial public offering in April 2013, as discussed in the Annual Report, subject to Safeway’s ultimate determination as to whether such consolidated treatment is appropriate.
Safeway previously announced that it had entered into the Agreement and Plan of Merger with AB Acquisition LLC dated March 6, 2014 (the Merger Agreement). Assuming that the acquisition of Safeway by AB Acquisition LLC (the Merger) is completed as contemplated by the Merger Agreement, the Spin-Off is expected to be taxable to Safeway and Safeway’s stockholders. Under the SARTSA, any corporate-level income tax incurred as a result of the Spin-Off in the event that the Merger is completed will be borne by Safeway.

The SARTSA provides that Safeway and we will make an election that is intended to give rise to a step-up in the tax basis of Blackhawk’s assets if the Spin-Off is taxable (the Section 336(e) Election). The actual benefit realized by us from the step-up will depend on, among other things, our value at the time of the Spin-Off and whether we generate adequate taxable income over time to fully utilize deductions associated with any increased tax basis resulting from the Section 336(e) Election.
If the Merger is not completed, and certain other conditions are satisfied, it is intended that the Spin-Off qualify as a tax-free transaction to Safeway and its stockholders. The SARTSA provides for certain continuing restrictions and covenants applicable to both Safeway and us that are intended to preserve the ability for the Spin-Off to qualify as a tax-free spin-off. Among the restrictions on us are that (i) for up to two years following the termination of the Merger Agreement, subject to certain exceptions, we will not dispose of all or substantially all of our assets, merge with another entity, issue an amount of our stock (or securities convertible or exchangeable into our stock) in one or more transactions that would comprise 40% or more of our value or voting power, facilitate any person becoming the owner of 5% or more of our stock, or cease conducting our current business and (ii) for up to five years from the date of our initial public offering in April 2013, we will not seek to convert any class of our stock into a different class of our stock or change the absolute or relative voting rights of our classes of stock. The SARTSA provides these restrictions will lapse in certain circumstances, including the completion of the Merger or the completion of certain alternative transactions. If the Merger is not completed, each of Safeway and we would be responsible for any taxes resulting from the failure of the Spin-Off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any act or failure to act by Safeway or us, as applicable, or certain transactions involving Safeway or us, as applicable, following the Spin-Off. Safeway and we each would be responsible for 50 percent of taxes from the Spin-Off to the extent such taxes are not attributable to, or do not result from, any act or failure to act by either Safeway or us.
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
For any states in which we are required under state law to remit Spin-Off taxes (because Safeway does not file combined returns with us in those states), Safeway is responsible for funding the amount of such taxes; however, the SARTSA permits Safeway to determine how to remit such taxes to the applicable state taxing authority. To date, Safeway has determined to fund  these amounts to Blackhawk in exchange for promissory notes. Pursuant to the terms of the notes, Safeway  will contribute the notes to us as paid-in capital when the Merger is completed (and also will do so if the Merger is not completed but the Spin-Off is nonetheless taxable as a result of the negotiation of the Merger (or an alternative acquisition)). If the Merger is not completed, we expect that the Spin-Off will qualify as a tax-free transaction. In that event, we intend to file for refunds of the Spin-Off taxes paid to these states and then repay the notes with the refunded amounts.
8. Commitments and Contingencies
Legal Matters
On October 19, 2009, e2Interactive and Interactive Communications International, Inc. (collectively, InComm) filed a lawsuit against us in the United States District Court for the Western District of Wisconsin (the District Court), alleging that we infringed a recently issued patent (the Patent). InComm claimed the rights to “methods, systems and computer programs for processing a store-value card transaction request in a card data management system.” InComm sought injunctive relief, damages and attorneys’ fees. On December 2, 2009, we answered InComm’s complaint and filed counterclaims asserting, among other things, that the Patent was invalid and that InComm engaged in inequitable conduct before the U.S. Patent and Trademark Office in securing the Patent. We sought a declaration of noninfringement, invalidity and unenforceability of the Patent. On February 28, 2012, the jury found that we had infringed the Patent and awarded damages of $3.5 million plus interest to InComm for such infringement. On February 21, 2013, the District Court awarded InComm costs, such that the total damages outstanding at year end 2013 totaled $3.7 million. We appealed to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). On March 12, 2014, the Federal Circuit reversed the judgment of infringement on the grounds that the asserted claims in the Patent were limited “to require use of the terminal identifier for determining if a terminal is authorized to make the requested transaction” and that we did not make such use of a terminal identifier. InComm requested rehearing en banc at the Federal Circuit. On April 29, 2014, the Federal Circuit denied InComm’s request. We filed a motion with the District Court seeking to have the previous award of damages vacated and also for discharge of the injunction, release of the bond, and for a reversal of costs. The District Court ruled in our favor, vacating the damages award, discharging the injunction, releasing the bond and reversing the costs award. The case remains subject to further proceedings and may be further appealed to the U.S. Supreme Court by the Plaintiffs. We, however, have determined that a loss is no longer probable and accordingly reversed our previously recorded reserve of $3.9 million (including interest) during the 12 weeks ended June 14, 2014 to General and administrative expense.
There are various claims and lawsuits arising in the normal course of business pending against us, some of which seek damages and other relief which, if granted, may require future cash expenditures. Management does not believe that it is probable that the resolution of these matters would result in any liability that would materially affect our results of operations or financial condition.
Commitments
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
Contingencies
We are subject to audit related to various indirect taxes, including, but not limited to, sales and use taxes, value-added tax, and goods and services tax, in various foreign and state jurisdictions. We evaluate our exposure related to these audits and potential audits and do not believe that it is probable that any audit would hold us liable for any material amounts due.
9. Related-Party Transactions
Intercompany Revenues and Expenses
As discussed in Note 1, through April 14, 2014, Safeway was our Parent. The following table presents the amounts of Operating revenues and Other income (expense) from (to) Safeway and Operating expenses to (from) Safeway through the Spin-Off date of April 14, 2014 included in the accompanying consolidated statements of operations (in thousands). We continue to recognize Operating revenues from Safeway and Operating expense to (from) Safeway following the Spin-Off.

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
OPERATING REVENUES:
Commissions and fees	$175	$518	$710	$1,117
Program, interchange, marketing and other fees	36	383	383	732
Product sales	11	1,300	863	1,883
Total operating revenues	222	2,201	1,956	3,732
OPERATING EXPENSES:
Distribution partner commissions	3,182	11,772	11,821	21,086
Processing and services	(32)	(240)	(212)	(348)
Sales and marketing	—	(37)	—	63
Costs of products sold	—	—	—	—
General and administrative	196	699	786	1,338
Total operating expenses	3,346	12,194	12,395	22,139
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	—	16	—	176
Interest expense	(5)	—	(50)	—

Intercompany Assets and Liabilities
The following table presents the amounts of assets and liabilities with Safeway as a related party included in the accompanying consolidated balance sheet as of December 28, 2013 (in thousands). As of June 14, 2014, Safeway was no longer a related party, and therefore we no longer separately report assets and liabilities with Safeway as related party transactions.

December 28, 2013
ASSETS
Settlement receivables, net	$95,317
Accounts receivable, net	1,833
Prepaid expenses and other current assets	8,268
Other assets	5,555
LIABILITIES
Settlement payables	1,636
Accounts payable and accrued operating expenses	3,554
Cash Management and Treasury Services Agreement and Guarantees
In March 2014, Safeway and we terminated our Cash Management and Treasury Services Agreement (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from us, and we borrowed from Safeway to meet our working capital and capital expenditure requirements (the Note Payable to Safeway). In conjunction with such termination, on March 28, 2014, we fully repaid amounts outstanding under the Note Payable to Safeway, which totaled $103.1 million.
As a result of the Spin-Off, Safeway no longer provides guarantees to certain content providers.
We have replaced the Note Payable to Safeway with a credit agreement with a group of banks. See Note 4 — Financing.
10. Earnings Per Share
We compute basic earnings per share (EPS) by dividing net income available to common stockholders by the weighted average common shares outstanding during the period and compute diluted EPS by dividing earnings available to common stockholders by the weighted average shares outstanding during the period and the impact of securities that if exercised, would have a dilutive effect on EPS.
We compute EPS under the two-class method, which is a method of computing EPS when an entity has both common stock and participating securities. We consider nonvested stock as a participating security if it contains rights to receive nonforfeitable dividends at the same rate as common stock. Under the two-class method, we exclude the income and distributions attributable to participating securities from the calculation of basic and diluted EPS and exclude the participating securities from the weighted average shares outstanding.
Class A and Class B common stock have equal rights to dividends as declared by the Board. As a result, basic and diluted EPS are equivalent for Class A and Class B common stock.

The following table provides reconciliations of net income and shares used in calculating Basic EPS to those used in calculating Diluted EPS (in thousands except per share amounts):

	12 Weeks Ended		12 Weeks Ended
	June 14, 2014		June 15, 2013
	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$5,116	$5,116	$2,131	$2,131
Distributed and undistributed earnings allocated to participating securities	(14)	(13)	(53)	(52)
Net income attributable to common stockholders	$5,102	$5,103	$2,078	$2,079
Weighted-average common shares outstanding	52,307	52,307	51,056	51,056
Common share equivalents		1,433		1,184
Weighted-average shares outstanding		53,740		52,240
Earnings per share– Class A and Class B	$0.10	$0.09	$0.04	$0.04

	24 Weeks Ended		24 Weeks Ended
	June 14, 2014		June 15, 2013
	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$2,275	$2,275	$2,477	$2,477
Distributed and undistributed earnings allocated to participating securities	(47)	(47)	(118)	(118)
Net income attributable to common stockholders	$2,228	$2,228	$2,359	$2,359
Weighted-average common shares outstanding	52,201	52,201	50,713	50,713
Common share equivalents		1,524		1,033
Weighted-average shares outstanding		53,725		51,746
Earnings per share– Class A and Class B	$0.04	$0.04	$0.05	$0.05
For the 12 and 24 weeks ended June 14, 2014, distributed and undistributed earnings allocated to participating securities include approximately $4,000 and $42,000 , respectively, of payments for the dividend declared by the Board on December 14, 2012 to holders of nonvested stock that vested during such periods. Such payments totaled $25,000 and $74,000 for the 12 and 24 weeks ended June 15, 2013, respectively.
The weighted-average common shares outstanding for diluted EPS excluded the following potential common stock outstanding because the effect would have been anti-dilutive (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Employee stock options and stock appreciation rights	692	1,835	421	1,463
Employee restricted stock and restricted stock units	842	4	5	2
Warrants issued to distribution partners	—	—	—	—
Total excluded potential common stock outstanding	1,534	1,839	426	1,465
11. Subsequent Event
On June 19, 2014, we acquired a company that provides cloud-based software solutions in the incentives and rewards industry for cash and stock consideration of approximately $6.7 million. The purchase price allocation is incomplete as we continue to review the forecast assumptions and other relevant factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the Quarterly Report) and our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014 (the Annual Report). The following discussion has been updated to reflect the effects of the restatement to the 12 and 24 weeks ended June 15, 2013 disclosed in Note 1 to our condensed consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” and “Special Note regarding Forward-Looking Statements” sections of the Annual Report and the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Company Overview
Blackhawk Network Holdings, Inc., together with its subsidiaries (we, us or our) is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 21 other countries. Our extensive prepaid network provides significant benefits to our key constituents: consumers who purchase or receive the products and services we offer; content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services; distribution partners who sell those products; and business partners that distribute our products as incentives or rewards. For consumers, we provide convenience by offering a broad variety of quality brands and content through retail and online distribution locations or through loyalty, incentive and reward programs offered by our business customers. For our content providers, we drive incremental sales by providing access to millions of consumers and creating new customer relationships. For our retail distribution partners, we provide a significant, high-growth and highly productive product category that drives incremental store traffic and customer loyalty. And for our business partners, we provide a wide array of prepaid products to enhance their customer incentives and employee rewards programs. Our technology platform allows us to efficiently and seamlessly connect our network participants and offer new products and services as payment technologies evolve. We believe the breadth of our distribution network and product content, combined with our consumer reach and technology platform, creates powerful network effects that enhance value for our constituents and drive growth in our business.
Prior to April 14, 2014, we were a majority-owned subsidiary of Safeway Inc. (Safeway). On April 14, 2014, Safeway distributed its remaining 37.8 million shares of our Class B common stock to Safeway stockholders (the Spin-Off). As a result of the Spin-Off, we became a stand-alone entity separate from Safeway.

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

•
Post-Activation Program Management Fees—We receive a program management fee from certain of our issuing banks related to our proprietary Visa gift card and certain open-loop incentive cards. This fee is based on a contractually stated percentage of load value and represents a portion of our compensation for the overall management and customer support of our proprietary Visa gift and incentive card programs. The fees are deferred and recognized over the estimated life of the card in proportion to historical redemption patterns. The fee percentages are subject to quarterly adjustment based on changes in the underlying redemption patterns, escheat obligations, regulations and other factors that change the underlying economics of the card portfolio.

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

•
Account Service Fees—We earn a monthly fee and other transaction-based service fees on the PayPower GPR card and earn monthly fees for certain Visa gift and incentive cards, which we charge only after a predetermined amount of time has transpired since card activation. These consumer-paid service fees are collected by reducing card balances and are recognized as revenue at the time the card balance is reduced. For certain incentive cards, we earn these fees only to the extent that the fees exceed post-activation program management fees paid to us for such cards.

•
Fund Expiration Revenue—We serve as issuer of Discover network-branded incentive cards and present the cardholder liability in Consumer and Customer Deposits in our consolidated balance sheets. When funds expire, we recognize revenue and derecognize the liability.

•
Fund Expiration Fees—We receive fees from our issuing banks for certain Visa gift and Visa and MasterCard incentive cards, based on a contractual percentage of the unredeemed funds when the funds expire. We recognize revenue when the funds expire. For certain incentive cards, we earn these fees only to the extent that the fees exceed post-activation program management fees paid to us for such cards.

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
Business acquisition expense (benefit) and amortization of acquisition intangibles— Business acquisition expense and amortization of acquisition intangibles includes the change in the estimated fair value of the Cardpool contingent consideration liability, amortization of intangible assets acquired in a business acquisition and acquisition-related costs, such as legal, tax, audit and valuation services.

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance for the 12 and 24 weeks ended June 14, 2014 and June 15, 2013:

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
	(in thousands, except percentages and average load transaction value)
Load value	$2,619,658	$1,919,384	$4,807,362	$3,529,225
Commissions and fees as a % of load value	8.3%	9.2%	8.2%	9.1%
Distribution partner commissions paid as a % of commissions and fees	66.6%	66.8%	66.6%	66.6%
Number of load transactions	57,538	46,640	102,176	83,446
Average load transaction value	$45.53	$41.15	$47.05	$42.29
Adjusted operating revenues(1)	$138,596	$107,709	$254,442	$196,777
Adjusted EBITDA(1)	$21,096	$18,528	$32,418	$25,884
Adjusted EBITDA margin(1)	15.2%	17.2%	12.7%	13.2%
Adjusted net income(1)	$8,940	$8,737	$12,334	$10,698
Adjusted diluted earnings per share(1)	$0.17	$0.16	$0.23	$0.20
______________________

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
We believe Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share are useful to evaluate our operating performance for the following reasons:

•	adjusting our operating revenues for the issuing bank contract amendment and the commissions paid to our distribution partners is useful to understanding our operating margin;

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

•
the issuing bank contract amendment fee adjustments are necessary to adjust operating revenues, EBITDA and Net income to recognize the revenues from these fees as if the contract amendments had been in place as of the beginning of the fiscal year, which we believe better reflects our core operating performance during those periods;

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

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
	(in thousands, except percentages and per share amounts)
Adjusted operating revenues:
Total operating revenues	$283,944	$225,862	$517,059	$410,912
Issuing bank contract amendment fee adjustment (b)	(1,325)	—	—	—
Distribution partner commissions	(144,023)	(118,153)	(262,617)	(214,135)
Adjusted operating revenues	$138,596	$107,709	$254,442	$196,777
Adjusted EBITDA:
Net income before allocation to non-controlling interest	$5,063	$2,005	$2,179	$2,264
Interest income and other income (expense), net	(353)	(96)	56	(373)
Interest expense	956	—	1,001	—
Income tax expense	3,275	3,470	1,492	3,788
Depreciation and amortization	10,770	5,924	21,688	10,651
EBITDA	19,711	11,303	26,416	16,330
Adjustments to EBITDA:
Employee stock-based compensation	3,420	1,828	6,090	3,462
Distribution partner mark-to-market expense(a)	(710)	6,878	(88)	6,995
Issuing bank contract amendment fee adjustment (b)	(1,325)	—	—	—
Change in fair value of contingent consideration(c)	—	(1,481)	—	(903)
Adjusted EBITDA	$21,096	$18,528	$32,418	$25,884
Adjusted EBITDA margin:
Total operating revenues	$283,944	$225,862	$517,059	$410,912
Operating income	$8,941	$5,379	$4,728	$5,679
Operating margin	3.1%	2.4%	0.9%	1.4%
Adjusted operating revenues	$138,596	$107,709	$254,442	$196,777
Adjusted EBITDA	$21,096	$18,528	$32,418	$25,884
Adjusted EBITDA margin	15.2%	17.2%	12.7%	13.2%
Adjusted net income:
Income before income tax expense	$8,338	$5,475	$3,671	$6,052
Employee stock-based compensation	3,420	1,828	6,090	3,462
Distribution partner mark-to-market expense(a)	(710)	6,878	(88)	6,995
Issuing bank contract amendment fee adjustment (b)	(1,325)	—	—	—
Change in fair value of contingent consideration(c)	—	(1,481)	—	(903)
Amortization of intangibles(d)	4,585	897	10,117	1,078
Adjusted income before income tax expense	14,308	13,597	19,790	16,684
Income tax expense	3,275	3,470	1,492	3,788
Tax expense on adjustments(e)	2,146	1,516	6,060	2,411
Adjusted income tax expense	5,421	4,986	7,552	6,199
Adjusted net income before allocation to non-controlling interest	8,887	8,611	12,238	10,485
Add: Net loss attributable to non-controlling interests (net of tax)	53	126	96	213
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$8,940	$8,737	$12,334	$10,698

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
	(in thousands, except percentages and per share amounts)
Adjusted diluted earnings per share:
Net income attributable to Blackhawk Network Holdings, Inc.	$5,116	$2,131	$2,275	$2,477
Distributed and undistributed income allocated to participating securities	(13)	(52)	(47)	(118)
Net income attributable to common shareholders	$5,103	$2,079	$2,228	$2,359
Diluted weighted-average shares outstanding	53,740	52,240	53,725	51,746
Diluted earnings per share	$0.09	$0.04	$0.04	$0.05
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$8,940	$8,737	$12,334	$10,698
Adjusted distributed and undistributed income allocated to participating securities	(21)	(138)	(68)	(267)
Adjusted net income attributable to common shareholders	$8,919	$8,599	$12,266	$10,431
Diluted weighted average shares outstanding	53,740	52,240	53,725	51,746
Adjusted diluted earnings per share	$0.17	$0.16	$0.23	$0.20
______________________

(a)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is vested.

(b)
In June 2014, we entered into a contractual amendment with one of our issuing banks that substituted a program management fee for account service fees or card expiration fees for certain open-loop incentive cards. A portion of the fees related to cards sold in the 12 weeks ended March 22, 2014. Adjusted operating revenues, Adjusted EBITDA and Adjusted net income for the 12 weeks ended June 14, 2014 have been adjusted to recognized the revenues as if the contract amendment had been in force at the beginning of the fiscal year.

(c)	Adjustments to reflect a contingent business acquisition liability at its estimated fair value.

(d)
Non-cash expense resulting from the amortization of intangible assets, including the amortization of distribution partner relationships resulting from the issuance of fully vested warrants, recorded in Sales and marketing expense, and the amortization of intangible assets from business acquisitions, recorded in Business acquisition expense (benefit) and amortization of acquisition intangibles.

(e)	Assumes our statutory tax rate adjusted for certain amounts that are not deductible for tax purposes.

Results of Operations

Comparison of the 12 Weeks Ended June 14, 2014 and June 15, 2013
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week periods ended June 14, 2014 and June 15, 2013.
The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 12 weeks ended June 14, 2014 and June 15, 2013.

	12 Weeks Ended June 14, 2014	% of Total Operating Revenues	12 Weeks Ended June 15, 2013	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$216,341	76.2%	$176,819	78.3%
Program, interchange, marketing and other fees	40,421	14.2%	28,907	12.8%
Product sales	27,182	9.6%	20,136	8.9%
Total operating revenues	283,944	100.0%	225,862	100.0%
OPERATING EXPENSES:
Distribution partner commissions	144,023	50.7%	118,153	52.3%
Processing and services	45,314	16.0%	34,258	15.2%
Sales and marketing	45,779	16.1%	39,932	17.7%
Costs of products sold	25,495	9.0%	18,509	8.2%
General and administrative	10,934	3.9%	11,015	4.9%
Business acquisition expense (benefit) and amortization of acquisition intangibles	3,458	1.2%	(1,384)	(0.6)%
Total operating expenses	275,003	96.9%	220,483	97.6%
OPERATING INCOME	8,941	3.1%	5,379	2.4%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	353	0.1%	96	—%
Interest expense	(956)	(0.3)%	—	—%
INCOME BEFORE INCOME TAX EXPENSE	8,338	2.9%	5,475	2.4%
INCOME TAX EXPENSE	3,275	1.2%	3,470	1.5%
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	5,063	1.8%	2,005	0.9%
Add: Net loss attributable to non-controlling interests (net of tax)	53	—%	126	—%
NET INCOME ATTRIBUTABLE TO BLACKHAWK	$5,116	1.8%	$2,131	0.9%

12 Weeks Ended June 14, 2014 and June 15, 2013:
Operating Revenues
The following table sets forth our consolidated operating revenues for the 12 weeks ended June 14, 2014 and June 15, 2013.

	12 Weeks Ended
	June 14, 2014	June 15, 2013	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$216,341	$176,819	$39,522	22.4%
Program, interchange, marketing and other fees	40,421	28,907	11,514	39.8%
Product sales	27,182	20,136	7,046	35.0%
Total operating revenues	$283,944	$225,862	$58,082	25.7%
Commissions and Fees
Commissions and fees revenue increased primarily due to a 36.5%, or $700.3 million, increase in Load value, partially offset by a decrease in Commissions and fees as a percentage of load value of 90 basis points, to 8.3% for the 12 weeks ended June 14, 2014 from 9.2% for the 12 weeks ended June 15, 2013. The increase in Load value was primarily due to a 23.4% increase in the Number of load transactions and a 10.6% increase in the Average load transaction value. The increase in Number of load transactions reflects our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013, improved store productivity in certain parts of our distribution network, the addition of new distribution partners including our expansion into South Africa and increases in products sold through our online and digital distribution channels. Increases in open loop, financial services and incentive products sold as a proportion of total Load Value increased Average load transaction value and decreased Commissions and fees as a percentage of load value as these products generally have higher load values with lower Commissions and fees revenue but generate higher amounts of revenues included in Program, interchange, marketing and other fees.
Program, Interchange, Marketing and Other Fees
Program, interchange, marketing and other fees increased primarily due to a 34.7%, or $3.3 million, increase in marketing revenues, and increases in our program-managed Visa gift and PayPower GPR cards sold as well as our acquisition of InteliSpend, which collectively resulted in a 68.9%, or $6.6 million increase in post-activation program management fees and a 21.2%, or $1.5 million, increase in net interchange fees, card expiration fees and account service fees.
Product Sales
Product sales increased primarily due to a 39.2%, or $4.7 million, increase in sales from Cardpool, a 32.6%, or $1.8 million, increase in card production sales and a 19.6%, or $0.5 million, increase in telecom handset and other product sales.

Operating Expenses
The following table sets forth our consolidated operating expenses for the 12 weeks ended June 14, 2014 and June 15, 2013.

	12 Weeks Ended
	June 14, 2014	June 15, 2013	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$144,023	$118,153	$25,870	21.9%
Processing and services	45,314	34,258	11,056	32.3%
Sales and marketing	45,779	39,932	5,847	14.6%
Costs of products sold	25,495	18,509	6,986	37.7%
General and administrative	10,934	11,015	(81)	(0.7)%
Business acquisition expense (benefit) and amortization of acquisition intangibles	3,458	(1,384)	4,842	(349.9)%
Total operating expenses	$275,003	$220,483	$54,520	24.7%
Distribution Partner Commissions
Distribution partner commissions expense increased 21.9% primarily due to a 22.4% increase in Commissions and fees revenue. Distribution partner commissions expense as a percentage of commissions and fees revenue decreased from 66.8% in the 12 weeks ended June 15, 2013 to 66.6% for the 12 weeks ended June 14, 2014 primarily due to favorable changes in our U.S. distribution partner mix and our acquisition of Retailo, which has lower commission sharing agreements, partially offset by an increased portion of our prepaid products sold in certain international areas which have higher commission sharing agreements.
Processing and Services
Processing and services expenses increased 32.3% primarily due to a 23.4% increase in Number of load transactions. The $11.1 million increase includes increases of $3.1 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift, PayPower GPR and incentive cards; $2.4 million for personnel costs, including employee and contractor compensation, benefits and travel related costs; $2.4 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, data connectivity, activation transaction processing and other equipment costs; $1.6 million for maintaining our distribution partner network, including in-store fixture amortization and merchandising and supply chain costs; and $1.6 million net increase in other costs. Processing and services expenses increased as a percentage of Total operating revenues to 16.0% in the 12 weeks ended June 14, 2014 from 15.2% in the 12 weeks ended June 15, 2013 primarily due to our acquisition of InteliSpend, which has higher Processing and services expenses but substantially lower Distribution partner commissions expense, as well as investments in our distribution partner network.
Sales and Marketing
Sales and marketing expenses increased due to an $8.4 million increase in program marketing and development expenses, which partially resulted from the $3.3 million increase in marketing revenue in Program, interchange, marketing and other fees as well as expansion of our distribution network. Sales and marketing expenses also increased due to a $4.0 million increase in employee compensation, benefits and travel related costs, primarily from our acquisition of InteliSpend, and a $0.7 million net increase in other costs. These increases were partially offset by a $7.3 million decrease in mark-to-market and amortization expense for equity instruments held by distribution partners, primarily as a result of the accelerated mark-to-market expense that we recorded at the time of our our initial public offering in April 2013.
Costs of Products Sold
Costs of products sold increased due to $4.5 million increase in Cardpool costs, a $1.7 million increase in card production costs and a $0.8 million increase in telecom handsets and other product costs. Costs of products sold increased to 93.8% of product sales in the 12 weeks ended June 14, 2014 compared to 91.9% in the 12 weeks ended June 15, 2013 primarily due to decreases in the gross margin percentage for card production sales and telecom handsets and other product costs, partially offset by an increase in the gross margin percentage for Cardpool.

General and Administrative
General and administrative expenses decreased primarily due to a $3.9 million benefit resulting from the reversal of our previously recorded reserve (including interest) for patent infringement litigation with e2interactive and Interactive Communications International, Inc. (see Note 8 – Commitments and Contingencies in the notes to our condensed consolidated financial statements), substantially offset by a $3.0 million increase in employee compensation, benefits and travel related costs, primarily as a result of our acquisitions of InteliSpend, and a $0.8 million increase in other net costs, primarily related to professional services related to the Spin-Off.
Business acquisition expense (benefit) and amortization of acquisition intangibles
Business acquisition expense (benefit) and amortization of acquisition intangibles for the 12 weeks ended June 14, 2014 and June 15, 2013 consisted of the following (in thousands):

	12 Weeks Ended
	June 14, 2014	June 15, 2013
Change in fair value of Cardpool contingent consideration liability (See Note 3—Fair Value Measurements in the notes to our condensed consolidated financial statements)	$—	$(1,481)
Amortization of intangible assets acquired in business combination	3,425	97
Acquisition related expenses	33	—
Total business acquisition expense (benefit) and amortization of acquisition intangibles	$3,458	$(1,384)
Business acquisition expense (benefit) and amortization of acquisition intangibles increased $3.3 million for the amortization of intangible assets resulting from our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013, partially offset by a $1.5 million benefit for the non-cash adjustment in the 12 weeks ended June 15, 2013 related to the change in the estimated fair value of the Cardpool contingent consideration liability.
Other Income (Expense) and Income Tax Expense
The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 12 weeks ended June 14, 2014 and June 15, 2013.

	12 Weeks Ended
	June 14, 2014	June 15, 2013	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$353	$96	$257	267.7%
Interest expense	(956)	—	(956)	—%
Total other income (expense)	$(603)	$96	$(699)	(728.1)%
INCOME TAX EXPENSE	$3,275	$3,470	$(195)	(5.6)%
EFFECTIVE TAX RATE	39.3%	63.4%	(24.1)%
Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments and Overnight cash advances to Safeway balances, as well as foreign currency transaction gains and losses and other non-operating gains and losses. During the 12 weeks ended June 14, 2014, interest income consisted solely of short-term cash investments since Safeway did not borrow any of our cash balances. Interest income has fluctuated with the amount and duration of the short-term cash investments and Overnight cash advances to Safeway balances and changes in interest and commercial paper rates. Interest expense includes interest charged under our Note payable and the amortization of deferred financing costs and the discount on the Note payable (see Note 4 – Financing in the accompanying notes to our condensed consolidated financial statements).
In late March 2014, we terminated our Cash Management and Treasury Services Agreement with Safeway (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from us, and we borrowed from Safeway to meet our working capital and capital expenditure requirements (See Note 9 – Related Party Transactions in the accompanying notes to our condensed consolidated financial statements). In conjunction with such termination, we entered into a credit agreement with a group of banks. We expect interest expense related to the credit agreement to total approximately $4.5 million for fiscal 2014. See Note 4 – Financing in the notes to our condensed consolidated financial statements and “—Liquidity and Capital Resources—Sources of Liquidity” for additional information.
Income Tax Expense
Our effective tax rates were 39.3% and 63.4% for the 12 weeks ended June 14, 2014 and June 15, 2013, respectively. The effective rate for the 12 weeks ended June 14, 2014 was lower primarily due to lesser amounts of nondeductible equity-based compensation for certain executives, which, as a result of our initial public offering, became subject to IRS limitations.
In April 2014, we and Safeway executed the second Amended and Restated Tax Sharing Agreement (the SARTSA). See Note 7 – Income Taxes in the notes to our condensed consolidated financial statements for information regarding this agreement.
Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our initial public offering. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for the 12 weeks ended June 14, 2014 and June 15, 2013, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable or nondeductible items that we do not consider indicative of our core operating performance within the period presented.

	12 Weeks Ended
	June 14, 2014	June 15, 2013
	(in thousands, except percentages)
Income before income tax expense	$8,338	$5,475
Income tax expense	$3,275	$3,470
Effective income tax rate	39.3%	63.4%
Adjusted income before income tax expense	$14,308	$13,597
Adjusted income tax expense	$5,421	$4,986
Adjusted effective income tax rate	37.9%	36.7%
Our Adjusted effective income tax rates were 37.9% and 36.7% for the 12 weeks ended June 14, 2014 and June 15, 2013, respectively. This increase reflects benefits related to return-to-provision adjustments that we recorded in the 12 weeks ended June 15, 2013.

Comparison of the 24 Weeks Ended June 14, 2014 and June 15, 2013
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 24-week periods ended June 14, 2014 and June 15, 2013.
The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 24 weeks ended June 14, 2014 and June 15, 2013.

	24 Weeks Ended June 14, 2014	% of Total Operating Revenues	24 Weeks Ended June 15, 2013	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$394,436	76.3%	$321,294	78.2%
Program, interchange, marketing and other fees	76,086	14.7%	53,265	13.0%
Product sales	46,537	9.0%	36,353	8.8%
Total operating revenues	517,059	100.0%	410,912	100.0%
OPERATING EXPENSES:
Distribution partner commissions	262,617	50.8%	214,135	52.1%
Processing and services	86,939	16.8%	66,394	16.2%
Sales and marketing	84,570	16.4%	68,257	16.6%
Costs of products sold	44,799	8.7%	34,359	8.4%
General and administrative	25,537	4.9%	22,795	5.5%
Business acquisition expense (benefit) and amortization of acquisition intangibles	7,869	1.5%	(707)	(0.2)%
Total operating expenses	512,331	99.1%	405,233	98.6%
OPERATING INCOME	4,728	0.9%	5,679	1.4%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(56)	—%	373	0.1%
Interest expense	(1,001)	(0.2)%	—	—%
INCOME BEFORE INCOME TAX EXPENSE	3,671	0.7%	6,052	1.5%
INCOME TAX EXPENSE	1,492	0.3%	3,788	0.9%
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTEREST	2,179	0.4%	2,264	0.6%
Add: Net loss attributable to non-controlling interests (net of tax)	96	—%	213	—%
NET INCOME ATTRIBUTABLE TO BLACKHAWK	$2,275	0.4%	$2,477	0.6%

24 Weeks Ended June 14, 2014 and June 15, 2013:
Operating Revenues
The following table sets forth our consolidated operating revenues for the 24 weeks ended June 14, 2014 and June 15, 2013.

	24 Weeks Ended
	June 14, 2014	June 15, 2013	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$394,436	$321,294	$73,142	22.8%
Program, interchange, marketing and other fees	76,086	53,265	22,821	42.8%
Product sales	46,537	36,353	10,184	28.0%
Total operating revenues	$517,059	$410,912	$106,147	25.8%
Commissions and Fees
Commissions and fees revenue increased primarily due to a 36.2%, or $1.3 billion, increase in Load value, partially offset by a decrease in Commissions and fees as a percentage of load value of 90 basis points, to 8.2% for the 24 weeks ended June 14, 2014 from 9.1% for the 24 weeks ended June 15, 2013. The increase in Load value was primarily due to a 22.4% increase in the Number of load transactions and an 11.3% increase in the Average load transaction value. The increase in Number of load transactions reflects our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013, improved store productivity in certain parts of our distribution network, the addition of new distribution partners including our expansion into South Africa and increases in products sold through our online and digital distribution channels. Increases in open loop, financial services and incentive products sold as a proportion of total Load Value increased Average load transaction value and decreased Commissions and fees as a percentage of load value as these products generally have higher load values with lower Commissions and fees revenue but generate higher amounts of revenues included in Program, interchange, marketing and other fees.
Program, Interchange, Marketing and Other Fees
Program, interchange, marketing and other fees increased primarily due to a 37.1%, or $5.7 million, increase in marketing revenues, and increases in our program-managed Visa gift PayPower GPR cards sold as well as our acquisition of InteliSpend, which collectively resulted in 44.4%, or $9.0 million, increase in post-activation program management fees and a 61%, or $7.7 million, increase in net interchange fees, card expiration fees and account service fees.
Product Sales
Product sales increased primarily due to a 27.7%, or $6.8 million, increase in sales from Cardpool, a 38.0%, or $3.0 million, increase in card production sales and a 9.1%, or $0.4 million, increase in telecom handset and other product sales.

Operating Expenses
The following table sets forth our consolidated operating expenses for the 24 weeks ended June 14, 2014 and June 15, 2013.

	24 Weeks Ended
	June 14, 2014	June 15, 2013	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$262,617	$214,135	$48,482	22.6%
Processing and services	86,939	66,394	20,545	30.9%
Sales and marketing	84,570	68,257	16,313	23.9%
Costs of products sold	44,799	34,359	10,440	30.4%
General and administrative	25,537	22,795	2,742	12.0%
Business acquisition expense (benefit) and amortization of acquisition intangibles	7,869	(707)	8,576	(1,213.0)%
Total operating expenses	$512,331	$405,233	$107,098	26.4%
Distribution Partner Commissions
Distribution partner commissions expense increased 22.6% primarily due to a 22.8% increase in Commissions and fees revenue. Distribution partner commissions expense as a percentage of commissions and fees revenue remained constant 66.6% in the 24 weeks ended June 15, 2013 and June 14, 2014 as an increased portion of our prepaid products sold in certain international areas which have higher commission sharing agreements was offset by favorable changes in our U.S. distribution partner mix and our acquisition of Retailo, which has lower commission sharing agreements.
Processing and Services
Processing and services expenses increased 30.9% primarily due to a 22.4% increase in Number of load transactions. The $20.5 million increase includes increases of $6.0 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift, PayPower GPR and incentive cards; $4.3 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, data connectivity, activation transaction processing and other equipment costs; $3.9 million for maintaining our distribution partner network, including in-store fixture amortization and merchandising and supply chain costs; $3.8 million for personnel costs, including employee and contractor compensation, benefits and travel related costs; and $2.5 million net increase in other costs. Processing and services expenses increased as a percentage of Total operating revenues to 16.8% in the 24 weeks ended June 14, 2014 from 16.2% in the 24 weeks ended June 15, 2013 primarily due to our acquisition of InteliSpend, which has higher Processing and services expenses but substantially lower Distribution partner commissions expense, as well as investments in our distribution partner network.
Sales and Marketing
Sales and marketing expenses increased due to a $12.9 million increase in program marketing and development expenses, which partly resulted from the $5.7 million increase in marketing revenue in Program, interchange, marketing and other fees as well as expansion of our distribution network. Sales and marketing expenses also increased due to a $7.9 million increase in employee compensation, benefits and travel related costs, primarily from our acquisition of InteliSpend, and a $1.3 million net increase in other costs. These increases were partially offset by a $5.8 million decrease in mark-to-market and amortization expense for equity instruments held by distribution partners, primarily as a result of the accelerated mark-to-market expense that we recorded due to our initial public offering in April 2013.
Costs of Products Sold
Costs of products sold increased due to $6.9 million increase in Cardpool costs, a $2.8 million increase in card production costs and a $0.7 million increase in telecom handset and other product costs. Costs of products sold increased to 96.3% of product sales in the 24 weeks ended June 14, 2014 compared to 94.5% in the 24 weeks ended June 15, 2013 primarily due to decreases in the gross margin percentage among all product sales.

General and Administrative
General and administrative expenses increased primarily due to a $5.1 million increase in employee compensation, benefits and travel related costs, primarily as a result of our acquisitions of InteliSpend, and $1.5 million increase in other net costs, primarily related to professional services related to our Spin-Off, partially offset by a $3.9 million benefit for the reversal of our previously recorded reserve (including interest) for patent infringement litigation with e2interactive and Interactive Communications International, Inc. (see Note 8 – Commitments and Contingencies in the notes to our condensed consolidated financial statements).
Business acquisition expense (benefit) and amortization of acquisition intangibles
Business acquisition expense and amortization of acquisition intangibles for the 24 weeks ended June 14, 2014 and June 15, 2013 consisted of the following (in thousands):

	24 Weeks Ended
	June 14, 2014	June 15, 2013
Change in fair value of Cardpool contingent consideration liability (See Note 3 – Fair Value Measurements in the notes to our condensed consolidated financial statements)	$—	$(903)
Amortization of intangible assets acquired in business combination	7,835	196
Acquisition related expenses	34	—
Total business acquisition expense (benefit) and amortization of acquisition intangibles	$7,869	$(707)
Business acquisition expense (benefit) and amortization of acquisition intangibles increased $7.6 million for the amortization of intangible assets resulting from our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013, partially offset by a $0.9 million benefit for the non-cash adjustment in the 24 weeks ended June 15, 2013 related to the change in the estimated fair value of the Cardpool contingent consideration liability.
Other Income (Expense) and Income Tax Expense
The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 24 weeks ended June 14, 2014 and June 15, 2013.

	24 Weeks Ended
	June 14, 2014	June 15, 2013	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$(56)	$373	$(429)	(115.0)%
Interest expense	(1,001)	—	(1,001)	—%
Total other income (expense)	$(1,057)	$373	$(1,430)	(383.4)%
INCOME TAX EXPENSE	$1,492	$3,788	$(2,296)	(60.6)%
EFFECTIVE TAX RATE	40.6%	62.6%	(22.0)%
Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments and Overnight cash advances to Safeway balances, as well as foreign currency transaction gains and losses and other non-operating gains and losses. During the 24 weeks ended June 14, 2014, interest income consisted solely of short-term cash investments since Safeway did not borrow any of our cash balances. Interest income has fluctuated with the amount and duration of the short-term cash investments and Overnight cash advances to Safeway balances and changes in interest and commercial paper rates. Such investments were significantly lower during the 24 weeks ended June 14, 2014 due to our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013. Additionally, in the 24 weeks ended June 14, 2014, we recognized $0.4 million in losses on intercompany foreign currency transactions, and we had no such expense in the 24 weeks ended June 15, 2013. Interest expense includes interest charged under our Note payable and the amortization of deferred financing costs and the discount on the Note payable (see Note 4 – Financing in the accompanying notes to our condensed consolidated financial statements).

In late March 2014, we terminated our Cash Management and Treasury Services Agreement with Safeway (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from us, and we borrowed from Safeway to meet our working capital and capital expenditure requirements (See Note 9 – Related Party Transactions in the accompanying notes to our condensed consolidated financial statements). In conjunction with such termination, we entered into a credit agreement with a group of banks. We expect interest expense related to the credit agreement to total approximately $4.5 million for fiscal 2014. See “—Liquidity and Capital Resources—Sources of Liquidity” for additional information.
Income Tax Expense
Our effective tax rates were 40.6% and 62.6% for the 24 weeks ended June 14, 2014 and June 15, 2013, respectively. The effective rate for the 24 weeks ended June 14, 2014 was lower primarily due to lower amounts of nondeductible equity based compensation expense for certain executives, which, as a result of our initial public offering, became subject to IRS limitations.
In April 2014, we and Safeway executed the second Amended and Restated Tax Sharing Agreement (the SARTSA). See Note 7 – Income Taxes in the notes to our condensed consolidated financial statements for information regarding this agreement.
Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our initial public offering. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for the 24 weeks ended June 14, 2014 and June 15, 2013, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable or nondeductible items that we do not consider indicative of our core operating performance within the period presented.

	24 Weeks Ended
	June 14, 2014	June 15, 2013
	(in thousands, except percentages)
Income before income tax expense	$3,671	$6,052
Income tax expense	$1,492	$3,788
Effective income tax rate	40.6%	62.6%
Adjusted income before income tax expense	$19,790	$16,684
Adjusted income tax expense	$7,552	$6,199
Adjusted effective income tax rate	38.2%	37.2%
Our Adjusted effective income tax rates were 38.2% and 37.2% for the 24 weeks ended June 14, 2014 and June 15, 2013, respectively. This increase reflects benefits related to return-to-provision adjustments that we recorded in the 24 weeks ended June 15, 2013.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 24 weeks ended June 14, 2014 and June 15, 2013.

	24 Weeks Ended
	June 14, 2014	June 15, 2013
	(in thousands)
Net cash used in operating activities	$(411,377)	$(488,669)
Net cash provided by (used in) investing activities	(15,690)	423,608
Net cash provided by (used in) financing activities	176,498	(886)
Effect of exchange rates on cash	(84)	(2,335)
Net decrease in cash and cash equivalents	$(250,653)	$(68,282)
Adjusted for Change in overnight cash advances to Safeway	—	(430,000)
Net decrease in cash and cash equivalents and overnight cash advances to Safeway	$(250,653)	$(498,282)
In March 2014, Safeway announced that it had entered into a definitive agreement to merge with Albertsons. If the merger is completed, it is expected that the distribution of our shares in the Spin-Off will be taxable to Safeway and its shareholders. If the merger is completed, it is also anticipated that there will be a step-up in the tax basis of our assets that would be amortized as a tax deduction that could result in an estimated $30 million in cash tax savings per year for us, assuming a 15-year recovery period. We are currently analyzing the allocation of the basis step-up between our U.S. and international entities which will determine the final benefit that we will realize. Our ability to realize these benefits will be dependent upon, among other things, our ability to generate adequate taxable income to fully utilize the deductions and the value of our common stock at the time of the distribution. See Note 7 – Income Taxes in the notes to our condensed consolidated financial statements for additional information.
Adjusted Net Cash Provided by (Used in) Operating Activities and Free Cash Flow
Adjusted net cash provided by (used in) operating activities is calculated as the net cash used in operating activities adjusted to exclude the impact from changes in Settlement receivables and Settlement payables. Free cash flow is calculated as Adjusted net cash provided by (used in) operating activities, less Expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses is therefore excluded from our calculation of free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from gift card sales in late December, which we believe is useful to understanding our business. Please see “—Cash Flows from Operating Activities” for additional information. The following table sets forth our Adjusted net cash flow provided by (used in) operating activities and Free cash flow for the 24 weeks ended June 14, 2014 and June 15, 2013.

	24 Weeks Ended
	June 14, 2014	June 15, 2013
	(in thousands)
Net cash used in operating activities	$(411,377)	$(488,669)
Decrease in settlement payables, net of settlement receivables	408,257	491,639
Adjusted net cash provided by (used in) operating activities (1)	(3,120)	2,970
Expenditures for property, equipment and technology	(18,241)	(15,110)
Free cash flow (1)	$(21,361)	$(12,140)

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

Cash Flows from Operating Activities
Our Adjusted net cash provided by (used in) operating activities, which removes the impact on operating cash flow from the timing of cash settlement of Settlement receivables and Settlement payables, decreased primarily due to a $12.5 million decrease in cash flows from changes in operating assets and liabilities (excluding Settlement receivables and Settlement payables). The decrease in cash flows from the changes in operating assets and liabilities was partially offset by a 19.8%, or $6.4 million, increase in net income adjusted for noncash reconciling items to $38.9 million in the 24 weeks ended June 14, 2014 from $32.5 million in the 24 weeks ended June 15, 2013. This increase primarily reflects a 25.8% increase in our operating revenues, partially offset by certain investments in our retail distribution partner network.
Cash Flows from Investing Activities
The net cash used in investing activities for the 24 weeks ended June 14, 2014 totaled $15.7 million, which included $18.2 million for expenditures for property, equipment and technology, partially offset by a net cash receipt of $2.6 million for the subsequent assumption of cardholder liabilities and purchase price adjustments related to our acquisitions of Retailo and InteliSpend (see Note 2 – Business Acquisitions and Note 5 – Condensed Consolidated Financial Statement Details in the notes to our condensed consolidated financial statements). During the 24 weeks ended June 15, 2013, we advanced a portion of our U.S. cash balances at the end of every day to Safeway, which invested these amounts in overnight investments. The net cash provided by investing activities for the 24 weeks ended June 15, 2013 totaled $423.6 million, which included $430.0 million for the change in overnight cash advances to Safeway and $9.0 million for the release of restricted cash upon our initial public offering in April 2013, partially offset by $15.1 million for expenditures for property, equipment and technology.
Cash Flows from Financing Activities
The net cash provided by financing activities for the 24 weeks ended June 14, 2014 totaled $176.5 million, which included $172.5 million in proceeds from our Note payable under our credit agreement with a group of banks, net of deferred financing costs (see below under Credit Agreements), and $3.6 million from the proceeds from the issuance of common stock from the exercise of employee stock options and our employee stock purchase. The net cash used in financing activities for the 24 weeks ended June 15, 2013 totaled $0.9 million, primarily consisting of a payment of $1.9 million for our Cardpool acquisition liability and $0.8 million for reimbursement, net of payments, for costs related to our initial public offering.
Credit Agreements
In conjunction with our entry into a new credit agreement (see below), we and Safeway terminated the Cash Management and Treasury Services Agreement (the CMATSA). Under the CMATSA, we borrowed from Safeway to meet our working capital and capital expenditure requirements. In conjunction with such termination, on March 28, 2014, we repaid $103.1 million of amounts outstanding under the Note payable to Safeway. Additionally, as a result of the Spin-Off, Safeway no longer provides guarantees to certain content providers.
On March 28, 2014, in conjunction with the termination of the CMATSA, we entered into a credit agreement with a group of banks (the Credit Agreement). The Credit Agreement includes a $175 million 4-year term loan (which we present as Note payable in our condensed consolidated financial statements), with an option, expiring in September 2014, to increase such loan to $225 million, and a revolving credit facility of up to $200 million with up to an additional $100 million during the year-end holiday period for specific settlement related requirements. The revolving credit facility includes a $100 million subfacility for the issuance of letters of credit.
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
As of June 14, 2014, we had $175 million outstanding under our Note payable, no amounts outstanding under our revolving credit facility, $41.9 million in outstanding letters of credit and and $158.1 million available under our revolving credit facility.
We believe that our Cash and cash equivalents, projected cash flow from operations and our Credit Agreement provides sufficient liquidity to meet our expected needs, including working capital and capital expenditure requirements, for the next 12 months.
For the maturity dates of our Note payable, see Note 4 – Financing in the notes to our condensed consolidated financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 14, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 14, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In November 2013, we completed the acquisitions of InteliSpend and Retailo. We are in the process of integrating internal controls over InteliSpend and Retailo into our control structure. We consider the ongoing integrations of InteliSpend and Retailo to represent material changes in our internal control over financial reporting. With the exception of these changes, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Other than as disclosed in Note 8 – Commitments and Contingencies in the notes to our condensed consolidated financial statements, there have not been any changes to the information previously disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report.
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
On March 21, 2014, the D.C. Circuit Court of Appeals reversed the District Court’s ruling that FRB had set too high a cap on interchange fees in 2011 and also overturned a network-routing rule requiring card issuers to provide merchants with up to four routing options for debit and prepaid cards, thus upholding FRB’s “two unaffiliated networks” rule. The D.C. Circuit Court of Appeals also remanded the case to the District Court for further proceedings with respect to FRB’s election to exempt the transaction-monitoring part of allowable interchange from the fraud-prevention adjustment requirements. A group of merchants and merchant associations requested that the U.S. Supreme Court grant an extension until July 21, 2014 for them to prepare their petition for a writ of certiorari, seeking Supreme Court review. The case remains subject to further proceedings and may be further appealed to the U.S. Supreme Court.
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
For example, on October 19, 2009, e2Interactive, Inc. and InComm, collectively, e2Interactive, filed a lawsuit against our subsidiary, Blackhawk Network, Inc., in Federal District Court in Wisconsin, asserting that Blackhawk infringed a patent held by e2Interactive relating to “methods, systems and computer programs for processing a stored-value-card transaction request in a card data-management system,” and seeking injunctive relief, damages in an unspecified amount and recovery of costs and attorneys’ fees. Although we believed the e2Interactive allegations were meritless, the jury found infringement and awarded damages to e2Interactive in the amount of $3.5 million for the period from August 2009 through February 2012, with no further payments due as the result of Blackhawk’s removal of certain lines of code in a computer program. We fully accrued for this award in fiscal 2011. In December 2012, the trial court rendered its final post-trial rulings, entering judgment for approximately $3.7 million, including interest and costs, and entering a permanent injunction prohibiting use of the removed code. While the damages represent an immaterial impact to Blackhawk’s financial results for the referenced periods, Blackhawk appealed. On March 12, 2014, the Court of Appeals for the Federal Circuit (the Federal Circuit) reversed the lower court and ruled that Blackhawk had not infringed. e2Interactive requested rehearing en banc at the Federal Circuit. On April 29, 2014, the Federal Circuit denied e2Interactive’s request. We filed a motion seeking to have the previous award of damages vacated and also for discharge of the injunction, release of the bond, and for a reversal of costs. The District Court ruled in our favor, vacating the damages award, discharging the injunction, releasing the bond and reversing the cost award. We have filed a motion seeking to recover some of our costs. That motion is pending. The case remains subject to further proceedings and may be further appealed to the U.S. Supreme Court by the Plaintiffs.
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
For any states in which we are required under state law to remit Spin-Off taxes (because Safeway does not file combined returns with us in those states), Safeway is responsible for funding the amount of such taxes; however, the SARTSA permits Safeway to determine how to remit such taxes to the applicable state taxing authority. To date, Safeway has determined to fund  these amounts to Blackhawk in exchange for promissory notes. Pursuant to the terms of the notes, Safeway  will contribute the notes to us as paid-in capital when the Merger is completed (and also will do so if the Merger is not completed but the Spin-Off is nonetheless taxable as a result of the negotiation of the Merger (or an alternative acquisition)). If the Merger is not completed, we expect that the Spin-Off will qualify as a tax-free transaction. In that event, we intend to file for refunds of the Spin-Off taxes paid to these states and then repay the notes with the refunded amounts. Notwithstanding the intended benefit to us from the SARTSA, if we are obligated to make certain tax payments, those payments could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the 24 weeks ended June 14, 2014, we issued and sold 19,402 shares of Class B common stock to 117 employees at a price of $0.00 per share as a result of the vesting of restricted stock units that were issued pursuant to the 2006 Restricted Stock Plan.
The issuances of securities described above were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, pursuant to benefit plans and contracts relating to compensation approved by our board of directors.
Issuer Purchases of Equity Securities
From December 29, 2013 through June 14, 2014, we received 14,491 shares of Class A common stock in the administration of employee stock-based compensation plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

On April 21, 2014, the Compensation Committee of the Board of Directors of Blackhawk Network Holdings, Inc. (the “Company”), adopted the Blackhawk Network Holdings, Inc. Executive Change in Control Severance Plan (the “Severance Plan”), effective April 21, 2014, for certain employees of the Company, including each of the Company’s named executive officers (as identified in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 10, 2014, the “executives”).

The Severance Plan provides for the payment of severance and other benefits to the executives in the event of a termination of employment by the Company without “cause” or by the executive for “good reason” (each, as defined in the Severance Plan and each such termination, a “Qualifying Termination”).  In the event of a Qualifying Termination during the 24-month period following a “change in control” (as defined in the Severance Plan), the Severance Plan provides for the following payments and benefits:

•
an amount equal to the product of (i) two (Mr. Tauscher), one and one half (Messrs. Ulrich and Durant and Ms. Roche) or one (Messrs. Tate and Crum), multiplied by (ii) the sum of the executive’s base salary and target annual cash bonus opportunity for the fiscal year of termination, payable in substantially equal installments, in accordance with the Company’s normal payroll procedures, over the 24-month (Mr. Tauscher), 18-month (Messrs. Ulrich and Durant and Ms. Roche) or 12-month (Messrs. Tate and Crum) period following the termination date;

•	an additional lump sum payment equal to a prorated portion of the executive’s target annual cash bonus opportunity for the fiscal year of termination;

•	payment or reimbursement of COBRA premiums during the 18-month period (or, with respect to Messrs. Tate and Crum, the 12-month period) following the termination date; and

•
full accelerated vesting of the executive’s time-based equity awards and accelerated vesting of the executive’s performance-based equity awards with respect to 100% of the “target” number of shares subject to such performance-based equity awards.

The above description is a summary of the terms of the Severance Plan and is subject to and qualified in its entirety by the terms of the Severance Plan, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: July 22, 2014

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.1+	Executive Change in Control Severance Policy					X
10.2†	Amendment No. 3 to Servicing Agreement, dated as of June 13, 2014, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document					X
101.SCH††	XBRL Taxonomy Extension Schema					X
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF††	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB††	XBRL Taxonomy Extension Label Linkbase					X
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
††
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.