Form 10-Q
period 2014-09-06
BLACKHAWK NETWORK HOLDINGS, INC
filed 2014-10-14
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 6, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 7, 2014, there were 12,677,000 shares of the Registrant’s Class A common stock outstanding and 40,320,000 shares of the Registrant’s Class B common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 6, 2014	December 28, 2013	September 7, 2013
ASSETS
Current assets:
Cash and cash equivalents	$219,851	$550,380	$103,453
Restricted cash	5,000	—	—
Overnight cash advances to Safeway	—	—	9,000
Settlement receivables, net	272,912	813,448	167,945
Accounts receivable, net	125,976	126,369	91,634
Deferred income taxes	20,145	20,145	10,499
Prepaid expenses and other current assets	71,802	67,474	57,674
Total current assets	715,686	1,577,816	440,205
Property, equipment and technology, net	95,368	79,663	71,384
Intangible assets, net	85,083	98,689	22,198
Goodwill	172,866	133,521	42,729
Deferred income taxes	727	727	983
Other assets	86,590	90,678	70,473
TOTAL ASSETS	$1,156,320	$1,981,094	$647,972

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value)
	September 6, 2014	December 28, 2013	September 7, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$472,629	$1,484,047	$351,938
Consumer and customer deposits	65,607	54,915	8,670
Accounts payable and accrued operating expenses	89,633	99,499	59,448
Current portion of note payable	8,708	—	—
Note payable to Safeway	8,473	—	—
Other current liabilities	49,695	81,270	41,817
Total current liabilities	694,745	1,719,731	461,873
Deferred income taxes	23,312	24,488	9,959
Note payable	165,446	—	—
Other liabilities	29,115	8,711	15,986
Total liabilities	912,618	1,752,930	487,818
Commitments and contingencies (see Note 8)	—	—	—
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Class A common stock: $0.001 par value; 125,000 shares authorized; 12,678, 12,188, and 11,550 shares outstanding, respectively	13	12	11
Class B common stock: $0.001 par value; 125,000 shares authorized; 40,297, 40,252, and 40,429 shares outstanding, respectively	41	41	41
Additional paid-in capital	125,267	107,139	95,225
Treasury stock	(508)	(126)	(50)
Accumulated other comprehensive loss	(7,556)	(2,873)	(2,930)
Retained earnings	119,730	116,975	67,713
Total Blackhawk Network Holdings, Inc. equity	236,987	221,168	160,010
Non-controlling interests	6,715	6,996	144
Total stockholders’ equity	243,702	228,164	160,154
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,156,320	$1,981,094	$647,972
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
OPERATING REVENUES:
Commissions and fees	$201,888	$158,270	$596,324	$479,564
Program, interchange, marketing and other fees	43,895	25,352	119,981	78,617
Product sales	23,244	22,374	69,781	58,727
Total operating revenues	269,027	205,996	786,086	616,908
OPERATING EXPENSES:
Distribution partner commissions	137,506	105,361	400,123	319,496
Processing and services	46,715	34,927	133,654	101,321
Sales and marketing	41,704	30,486	126,274	98,743
Costs of products sold	21,946	21,423	66,745	55,782
General and administrative	16,163	10,320	41,700	33,115
Business acquisition expense (benefit) and amortization of acquisition intangibles	3,330	(255)	11,199	(962)
Total operating expenses	267,364	202,262	779,695	607,495
OPERATING INCOME	1,663	3,734	6,391	9,413
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	182	59	126	432
Interest expense	(1,080)	—	(2,081)	—
INCOME BEFORE INCOME TAX EXPENSE	765	3,793	4,436	9,845
INCOME TAX EXPENSE	352	1,544	1,844	5,332
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	413	2,249	2,592	4,513
Add: Net loss attributable to non-controlling interests (net of tax)	142	106	238	319
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$555	$2,355	$2,830	$4,832
EARNINGS PER SHARE:
Basic – Class A and Class B	$0.01	$0.05	$0.05	$0.09
Diluted – Class A and Class B	$0.01	$0.04	$0.05	$0.09
Weighted average shares outstanding—basic	52,609	51,615	52,450	50,811
Weighted average shares outstanding—diluted	54,304	53,074	54,035	51,982
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$413	$2,249	$2,592	$4,513
Other comprehensive income (loss):
Currency translation adjustments	(4,163)	(1,413)	(4,682)	(3,228)
COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(3,750)	836	(2,090)	1,285
Add: Comprehensive loss attributable to non-controlling interests (net of tax)	145	106	237	319
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(3,605)	$942	$(1,853)	$1,604
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	36 Weeks Ended
	September 6, 2014	September 7, 2013
OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$2,592	$4,513
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,153	16,963
Program development cost amortization	17,779	13,259
Provision for doubtful accounts and sales adjustments	2,678	2,764
Employee stock-based compensation expense	9,769	5,279
Distribution partner mark-to-market expense	(88)	6,961
Change in fair value of contingent consideration	—	(1,255)
Reversal of reserve for patent litigation	(3,852)	—
Excess tax benefit from stock-based awards	(1,364)	(588)
Other	1,174	80
Changes in operating assets and liabilities:
Settlement receivables	535,183	338,568
Settlement payables	(1,006,128)	(877,287)
Accounts receivable, current and long-term	8,721	15,132
Prepaid expenses and other current assets	1,450	(4,624)
Other assets	(21,466)	(19,894)
Consumer and customer deposits	6,542	(294)
Accounts payable and accrued operating expenses	(13,345)	(4,767)
Other current and long-term liabilities	(12,733)	(16,803)
Income taxes, net	(22,474)	(15,596)
Net cash used in operating activities	(463,409)	(537,589)
INVESTING ACTIVITIES:
Change in overnight cash advances to Safeway	—	486,000
Expenditures for property, equipment and technology	(25,960)	(21,349)
Business acquisitions, net of cash received	(16,710)	—
Payment for working capital adjustment for business acquisitions, net	(1,366)	—
Cash received for assumption of liabilities from prior business acquisition	3,917	—
Change in restricted cash	(5,000)	8,968
Other	—	(250)
Net cash provided by (used in) investing activities	(45,119)	473,369

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	36 Weeks Ended
	September 6, 2014	September 7, 2013
FINANCING ACTIVITIES:
Proceeds from issuance of note payable	175,000	—
Payments of costs for issuance of note payable	(2,451)	—
Proceeds from note payable to Safeway	8,473	—
Repayment of debt assumed in business acquisition	(7,474)	—
Payments for acquisition liability	—	(2,281)
Payments for initial public offering costs	—	(4,694)
Reimbursements for initial public offering costs	—	5,540
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	5,895	359
Excess tax benefit from stock-based awards	1,364	588
Other	(778)	(872)
Net cash provided by (used in) financing activities	180,029	(1,360)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,030)	(3,632)
DECREASE IN CASH AND CASH EQUIVALENTS	(330,529)	(69,212)
CASH AND CASH EQUIVALENTS—Beginning of year	550,380	172,665
CASH AND CASH EQUIVALENTS—End of period	$219,851	$103,453

Noncash investing and financing activities:
Financing of business acquisition with stock	$1,595	$—
Financing of business acquisition with contingent consideration	$24,100	$—
Reclassification of warrant and common stock liabilities to additional paid-in capital upon initial public offering	$—	$27,121
Reclassification of redeemable equity to stockholders’ equity upon initial public offering	$—	$36,171
Intangible assets recognized for the issuance of fully vested warrants	$—	$22,183
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Significant Accounting Policies
The Company
Blackhawk Network Holdings, Inc., together with its subsidiaries (we, us, our), is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and digital forms, as well as related prepaid products and payment services in the United States and 21 other countries. Our payment network supports our key constituents: consumers who purchase or receive the products and services we offer, content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services, distribution partners who sell those products and business partners that distribute our products as incentives and rewards. Our product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable (GPR) cards and our reload network (collectively, prepaid products). We offer gift cards from leading consumer brands (known as closed loop) as well as branded gift and incentive cards from leading payment network card associations such as American Express, Discover, MasterCard and Visa (known as open loop) and prepaid telecom products offered by prepaid wireless telecom carriers. We also distribute GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, our proprietary GPR card. We operate a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards. We distribute products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as distribution partners) in the Americas, Europe, Africa, Australia and Asia.
Spin-Off
Prior to April 14, 2014, we were a majority-owned subsidiary of Safeway Inc. (Safeway). On April 14, 2014, Safeway distributed its remaining 37.8 million shares of our Class B common stock to Safeway stockholders (the Spin-Off). As a result of the Spin-Off, we became a stand-alone entity separate from Safeway. See Note 7—Income Taxes and Note 9—Related Party Transactions for disclosures regarding this relationship.
Basis of Presentation
The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. We have prepared our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to such rules and regulations. Accordingly, our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2014 (the Annual Report). We have prepared our condensed consolidated financial statements on the same basis as our annual audited consolidated financial statements and, in the opinion of management, have reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations for the interim periods presented. Our results for the interim periods are not necessarily reflective of the results to be expected for the year ending January 3, 2015 or for any other interim period or other future year. Our condensed consolidated balance sheet as of December 28, 2013, included herein was derived from our audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.
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
Prior to the Spin-Off, our condensed consolidated financial statements included an allocation of expenses arising from certain shared services and infrastructure provided by Safeway. These expenses primarily related to facilities rental and tax services and were allocated using actual costs or estimates based on the portion of services used by us. Management believes that the allocation methodology was reasonable and considers the charges to be a reasonable reflection of the cost of benefits received. Following the Spin-Off, Safeway continues to rent facilities to us and provide certain tax services (related to tax periods through the Spin-Off) based on similar pricing terms as prior to the Spin-Off.

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
Restatement
Subsequent to the issuance of our third quarter 2013 condensed consolidated financial statements, we identified certain IRS limitations related to stock-based compensation as a result of our initial public offering in that quarter that should have been considered in our reported income tax expense for that quarter. Therefore, we have corrected previously issued condensed consolidated financial statements for the 36 weeks ended September 7, 2013 for a $1.4 million increase in income tax expense, decrease to Net income attributable to Blackhawk Network Holdings, Inc. and related impacts to our condensed consolidated balance sheets and statements of comprehensive income and cash flows. We have also corrected Basic and Diluted Earnings per Share – Class A and Class B from previously reported amounts of $0.12 and $0.12, respectively, for the 36 weeks ended September 7, 2013. Management does not consider these amounts to be material to our previously issued unaudited condensed consolidated financial statements.
Reclassification
In the accompanying condensed consolidated balance sheets, we have reclassified amounts previously reported as Accounts payable and accrued liabilities into Consumer and customer deposits, Accounts payable and accrued expenses and Other current liabilities. We have made the corresponding reclassifications in the condensed consolidated statements of cash flows and have combined the changes of Other current liabilities and Other liabilities as Other current and long-term liabilities. Additionally, we have reclassified the Change in the provision for doubtful accounts and sales adjustments from previously reported amounts to (i) the Provision for doubtful accounts and sales adjustments, (ii) changes in operating assets and liabilities for Settlement receivables and (iii) changes in operating assets and liabilities for Accounts receivable, current and long-term.
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
Restricted Cash
Restricted cash represents funds held in an escrow account related to one of our acquisitions. See Note 2—Business Acquisitions.

Financing Costs
We incurred debt issuance costs and paid certain costs to the group of banks in conjunction with entering into our credit agreement, which included a note payable and revolving credit facility (see Note 4—Financing). We allocated the costs paid to the group of banks between the note payable and revolving credit facility based on their relative fair values and recognized them as discount on note payable and deferred revolving credit facility costs, respectively. We present the deferred revolving credit facility costs and debt issuance costs (collectively, deferred financing costs) in Other assets and the discount on the note payable as a reduction of the carrying value of the Note payable in our accompanying condensed consolidated balance sheets. We amortize the deferred financing costs and discount on note payable on a straight-line basis over the term of the credit agreement as the difference between the straight-line method and effective interest method is immaterial to our consolidated financial statements.
Revenue Recognition
Post-Activation Program Management Fees—During the 36 weeks ended September 6, 2014, pursuant to contract amendments with certain of our card-issuing banks of our open loop Visa gift and incentive cards, the issuing banks agreed to replace certain account service fees and fund expiration fees with a program management fee, defined as a contractually-determined percentage of load value. We recognize these fees in the same manner as our other program management fees described in our Annual Report. Certain of these issuing banks agreed to compensate us under this arrangement for cards activated from January 1, 2014 or other prior periods. Certain of these amendments also provide that, in addition to the program management fee, the issuing banks will compensate us in the same amount that the issuing bank would have paid to us as account service fees and fund expiration fees on such cards to the extent that such fees exceed the program management fees previously paid to us.
Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes all previous revenue recognition guidance with a single revenue recognition model. This new guidance is to be applied retrospectively either to each reporting period presented or with the cumulative effect of initially applying the guidance at the date of initial application for reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is still evaluating the impact of this guidance.
2. Business Acquisitions
2014 Acquisitions
Parago, Inc.
On September 24, 2014, we entered into a definitive agreement to acquire Parago, Inc. and its subsidiaries, a leader in providing global incentive and engagement solutions, for approximately $291 million, consisting of cash purchase consideration of approximately $256 million, subject to certain adjustments for working capital, and debt assumed of approximately $35 million. The acquisition is expected to close by the end of October 2014, subject to certain conditions, including receipt of certain regulatory approvals. If consummated, this acquisition will allow us to deliver expanded capabilities and products in the consumer and corporate incentives markets. We plan to finance the purchase using cash on hand and approximately $200 million in new borrowings under an expansion of our current credit facility.
Other 2014 Acquisitions
During the 36 weeks ended September 6, 2014, we acquired CardLab, Inc. and its subsidiaries (CardLab), a leading online provider of customizable prepaid incentive and rewards cards, and Incentec Solutions, Inc. (Incentec), which provides cloud-based software solutions in the incentives and rewards industry, for total purchase consideration of $44.6 million. These acquisitions have enhanced our product and service offerings in our incentives business. We accounted for these acquisitions as business combinations and have included their results of operations in our accompanying condensed consolidated financial statements starting on the acquisition dates. The following table summarizes the components of the purchase consideration based on their fair values at the acquisition dates (in thousands):

Cash paid at closing	$18,898
Stock consideration	1,595
Contingent consideration	24,100
Total purchase consideration	$44,593

Stock consideration consists of 61,840 shares of our Class A common stock. Contingent consideration resulting from our acquisition of CardLab consists of three cash payments: i) up to $2.5 million based on CardLab's 2014 financial results, ii) $0, $1.25 million or $2.5 million dependent upon the contract execution and subsequent launch of a certain incentive program by certain specified dates and iii) up to $46.5 million based on CardLab's 2015 financial results for certain incentive programs. We estimated the fair value of the contingent consideration based on our estimates of the probability of achieving these targets and discount rates ranging from 4.6% to 15.0%, reflecting the risk profiles of meeting these targets (see Note 3—Fair Value Measurements) and present such amounts in Other current liabilities or Other liabilities in our condensed consolidated balance sheets. We placed $5.0 million in an escrow account for the contingent consideration related to the 2014 financial results and the execution and launch of the incentive program and present such amounts as Restricted cash in the accompanying condensed consolidated balance sheets.
We allocated the total purchase consideration to tangible net assets and identifiable technology and intangible assets based on the estimated fair value of each asset and liability and recorded the excess purchase price over the fair value of the net assets as goodwill. Goodwill represents the value of the future cash flows from new customers and the launch of new incentive programs, our prior relationship with Incentec and the value of the assembled workforce. Goodwill is not expected to be deductible for income tax purposes. The following table summarizes the initial purchase price allocation, and we may make adjustments to these amounts through the one year measurement period to finalize information regarding forecasting assumptions, other relevant valuation assumptions, working capital, amounts due to or from us regarding working capital and income taxes (in thousands):

Tangible liabilities, net	$(1,112)
Debt assumed	(7,474)
Deferred taxes	756
Identifiable technology and intangible assets	11,123
Goodwill	41,300
Total purchase consideration	$44,593
We repaid all of CardLab's outstanding debt of $7.5 million on the acquisition date and present such payments as Repayment of debt assumed in business acquisition in our condensed consolidated statements of cash flows.
The following table summarizes the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Customer relationships	$1,250	5 years
Back-log	1,610	4 months
Technology	8,180	5 years
Trade name	83	3 years
Total identifiable technology and intangible assets	$11,123
Customer relationships represent the estimated fair value of the underlying relationships and agreements with the acquirees' customers. Back-log represents the estimated fair value resulting from cards issued prior to the acquisition date, resulting from revenues, including interchange and account service fees. Technology consists of Incentec's cloud-based software solutions and CardLab's internal-use software used for the order, fulfillment and management of customer orders. Trade name represents the fair value of the brand and name recognition associated with the acquirees.
We valued customer relationships, back-log, trade name and Incentec's technology using the income approach and CardLab's technology using the cost approach. Significant assumptions include forecasts of revenues, costs of revenue, development costs and sales, general and administrative expenses and estimated attrition rates for customers. We discounted the cash flows at various rates reflecting the different risk profiles of the assets.
Acquisition related costs totaled $0.4 million and are included in Business acquisition expense (benefit) and amortization of acquisition intangibles expense. Revenues and earnings from closing and pro forma financial information are not presented, as amounts are not material to our condensed consolidated financial statements.

2013 Acquisitions
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
The following pro forma financial information summarizes the combined results of operations of us, Retailo and InteliSpend as though we had been combined as of the beginning of fiscal 2012 (in thousands):

	12 Weeks Ended September 7, 2013	36 Weeks Ended September 7, 2013
Total revenues	$222,624	$665,545
Net income attributable to Blackhawk Network Holdings, Inc.	1,556	2,824
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
3. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair value of these assets and liabilities as of September 6, 2014, December 28, 2013 and September 7, 2013 (in thousands):

	September 6, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$86,100	$—	$—	$86,100
Liabilities
Contingent consideration	$—	$—	$24,100	$24,100

	December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$379,000	$—	$—	$379,000
Liabilities
Contingent consideration	$—	$—	$—	$—

	September 7, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$28,000	$—	$—	$28,000
Liabilities
Contingent consideration	$—	$—	$13,485	$13,485

Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper. We did not classify any amounts within Level 2 as of September 6, 2014, December 28, 2013 or September 7, 2013.
In the 36 weeks ended September 6, 2014, there were no transfers between Level 1 and Level 2.
Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing. Level 3 includes the estimated fair value of our contingent consideration liability.
Contingent Consideration—We estimate the fair value of the contingent consideration based on our estimates of the probability of achieving the relevant targets and discount rates reflecting the risk profiles of meeting these targets. A significant increase (decrease) in our estimate of the probability of achieving the relevant targets or a significant decrease (increase) in the discount rate could materially increase (decrease) the fair value of contingent consideration.
The change in fair value of contingent consideration classified as Level 3 for the 36 weeks ended September 6, 2014 and September 7, 2013 is as follows (in thousands):

	36 Weeks Ended
	September 6, 2014	September 7, 2013
Contingent Consideration
Balance – Year-end	$—	$18,947
Decrease in fair value of contingent consideration	—	(1,255)
Issuance of contingent consideration for acquisition of CardLab	24,100	—
Settlements	—	(4,207)
Balance – End of period	$24,100	$13,485
The decrease in the fair value of contingent consideration is recognized in Business acquisition expense (benefit) and amortization of acquisition intangibles, is presented as a non-cash adjustment to net income in our accompanying condensed consolidated statements of cash flows and reflects the changes in the passage of time, expected timing of the contingent payments, our estimate of the probability of achieving the relevant targets and the discount rate. Settlements reflect the resolution of the contingency based on achievement of the relevant targets.
As of year-end 2013, we estimated the fair value of contingent consideration from our acquisition of Cardpool to be $0. As of September 6, 2014, the final measurement period for the Cardpool contingent consideration was concluded, and no amounts were payable based on such measurement period. As a result of our acquisition of CardLab during the 36 weeks ended September 6, 2014, we recognized the fair value of contingent consideration at its acquisition date (see Note 2—Business Acquisitions), and there was no change in the fair value from the acquisition date through September 6, 2014. We estimated the fair value of the contingent consideration based on our estimates of the probability of achieving the relevant targets and discount rates ranging from 4.6% to 15.0%, reflecting the risk profiles of meeting these targets. A significant increase (decrease) in our estimates of achieving the relevant targets or a significant decrease (increase) in the discount rates used could materially increase (decrease) the fair value of the contingent consideration liability.
As of September 7, 2013, settlements of $3.3 million were payable, and, during the 36 weeks ended September 7, 2013, we paid settlements of $2.3 million, of which $1.4 million resulted from fiscal 2012 financial and operational results, which we present as Payments for acquisition liability in our accompanying condensed consolidated statements of cash flows.

4. Financing
On March 28, 2014, we entered into a credit agreement with a group of banks (the Credit Agreement). The Credit Agreement includes a $175 million  4-year term loan, with an option to increase such loan to $225 million, and a revolving credit facility of up to $200 million with up to an additional $100 million during the year-end holiday period for specific settlement related requirements. The revolving credit facility includes a $100 million subfacility for the issuance of letters of credit. On September 26, 2014, we exercised the option for the additional $50 million under the term loan and increased our term loan to $225 million. Borrowings under the Credit Agreement are secured by a pledge of the assets of Blackhawk Network Holdings, Inc.; substantially all of the assets of certain of its U.S. subsidiaries, including Blackhawk Network, Inc., the primary U.S. operating subsidiary; and 65% of the shares in certain foreign subsidiaries.
Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the Applicable Margin (as defined in the Credit Agreement), which may range from 1.25% to 2.00%, based on our Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Loans that are borrowed under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the highest of (A) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” (B) the Federal Funds Rate plus 0.50% and (C) one-month LIBOR plus 1.00%, plus (ii) the Applicable Margin, which may range from 0.25% to 1.00%, based on our Consolidated Total Leverage Ratio. During the 36 weeks ended September 6, 2014, our interest rate for our Note payable ranged from 1.73% to 1.75%.
A letter of credit commission on the daily amount available to be drawn under letters of credit issued under the Credit Agreement is payable by us at the rate per annum equal to the Applicable Margin with respect to LIBOR rate loans, which Applicable Margin may range from 1.25% to 2.00% per annum, based on our Consolidated Total Leverage Ratio; provided, however, that the commission on letters of credit secured by cash is payable at the rate of 0.75% per annum. During the 36 weeks ended September 6, 2014, our interest rate for our letter of credit commission was 1.75%.
A commitment fee on the average daily unused portion of the revolving credit facility is payable by us at the rate per annum equal to the Applicable Margin for that fee, which may range from 0.20% to 0.35%, based on our Consolidated Total Leverage Ratio. Other fees are also payable by us, as referenced in the Credit Agreement. During the 36 weeks ended September 6, 2014, our interest rate for our commitment fee was 0.25%.
The Credit Agreement contains various loan covenants that restrict our ability to take certain actions and contains financial covenants that require us periodically to meet certain financial tests, which limit our ability to declare and pay cash dividends.
As of September 6, 2014, we had no amounts outstanding under our revolving credit facility, $44.9 million in outstanding letters of credit and $155.1 million available under our revolving credit facility.
As of September 6, 2014, we estimate the fair value of our Note payable to be approximately $175 million.
The following table presents the amounts due by maturity date, unamortized discount and net carrying amount of our Note payable as of September 6, 2014 and amounts due by maturity date as of September 26, 2014 pursuant to our exercise of our option to increase our loan to $225 million (in thousands):

	September 6, 2014	September 26, 2014
Due March 21, 2015	$8,750	$11,250
Due March 21, 2016	17,500	22,500
Due March 21, 2017	26,250	33,750
Due March 28, 2018	122,500	157,500
Total amount due	$175,000	$225,000
Unamortized discount	(846)
Note payable, net of discount	$174,154

5. Condensed Consolidated Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 6, 2014, December 28, 2013 and September 7, 2013 consisted of the following (in thousands):

	September 6, 2014	December 28, 2013	September 7, 2013
Card stock	$19,104	$13,342	$12,230
Deferred expenses	6,970	10,126	3,416
Program development costs	3,041	5,767	7,016
Prepaid load value	6,399	10,631	10,174
Income tax receivables	14,292	8,344	2,811
Other prepaids	21,996	19,264	22,027
Total prepaid expenses and other current assets	$71,802	$67,474	$57,674
Goodwill
A summary of changes in our goodwill during the 36 weeks ended September 6, 2014 is as follows (in thousands):

Balance – December 28, 2013	$133,521
Retailo purchase price adjustment	78
Business acquisitions	41,300
Foreign currency translation adjustments	(2,033)
Balance – September 6, 2014	$172,866
We have finalized our information regarding working capital for our acquisitions of InteliSpend and Retailo and have settled amounts due to or from us for working capital adjustments, which we present as Payment for working capital adjustment for business acquisitions, net in the accompanying condensed consolidated statements of cash flows.
Other Assets
Other assets as of September 6, 2014, December 28, 2013 and September 7, 2013 consisted of the following (in thousands):

	September 6, 2014	December 28, 2013	September 7, 2013
Program development costs	$59,729	$58,029	$46,738
Other receivables	9,737	19,905	10,901
Income taxes receivable	6,376	5,555	4,962
Deferred financing costs	1,330	—	—
Other	9,418	7,189	7,872
Total other assets	$86,590	$90,678	$70,473

Other Current Liabilities
Other current liabilities as of September 6, 2014, December 28, 2013 and September 7, 2013 consisted of the following (in thousands):

	September 6, 2014	December 28, 2013	September 7, 2013
Deferred revenue	$23,934	$30,540	$15,262
Income taxes payable	3,269	21,167	4,939
Payroll and related liabilities	15,398	20,949	10,096
Acquisition liabilities	4,350	2,279	6,867
Other payables and accrued liabilities	2,744	6,335	4,653
Total other current liabilities	$49,695	$81,270	$41,817
Other Liabilities
Other liabilities as of September 6, 2014, December 28, 2013 and September 7, 2013 consisted of the following (in thousands):

	September 6, 2014	December 28, 2013	September 7, 2013
Acquisition liabilities	$19,750	$—	$9,930
Payable to content provider	6,718	6,664	4,360
Income taxes payable	906	—	—
Deferred income and other liabilities	1,741	2,047	1,696
Total other liabilities	$29,115	$8,711	$15,986
Business Acquisition Expense (Benefit) and Amortization of Acquisition Intangibles
Business acquisition expense (benefit) and amortization of acquisition intangibles for the 12 and 36 weeks ended September 6, 2014 and September 7, 2013 consisted of the following (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
Change in fair value of contingent consideration liability (See Note 3—Fair Value Measurements)	$—	$(352)	$—	$(1,255)
Amortization of intangible assets acquired in business combination	3,005	97	10,839	293
Acquisition related expenses	325	—	360	—
Total business acquisition expense (benefit) and amortization of acquisition intangibles	$3,330	$(255)	$11,199	$(962)
6. Stock Based Compensation
During the 36 weeks ended September 6, 2014 our Board of Directors granted 26,250 restricted stock awards, 886,450 restricted stock units, 88,900 performance stock units and 559,500 stock options at a weighted-average exercise price of $26.65 per share.

7. Income Taxes
Our effective tax rates were 46.0% and 40.7% for the 12 weeks ended September 6, 2014 and September 7, 2013, respectively and were 41.6% and 54.2% for the 36 weeks ended September 6, 2014 and September 7, 2013, respectively. The effective rate for the 12 weeks ended September 6, 2014 was higher primarily due to operating losses of certain foreign subsidiaries for which we did not recognize an income tax benefit and jurisdictional mix of income partially offset by benefits related to return-to-provision adjustments that we recorded in the 12 weeks ended September 6, 2014. The effective rate for the 36 weeks ended September 6, 2014 was lower primarily due to lower amounts of nondeductible equity based compensation expense for certain executives, which, as a result of our initial public offering, became subject to IRS limitations.
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
Safeway previously announced that it had entered into the Agreement and Plan of Merger with AB Acquisition LLC dated March 6, 2014, which was subsequently amended on April 7, 2014 pursuant to Amendment No. 1 and on June 13, 2014 pursuant to Amendment No. 2 (as amended, the Merger Agreement). Assuming that the acquisition of Safeway by AB Acquisition LLC (the Merger) is completed as contemplated by the Merger Agreement, the Spin-Off is expected to be taxable to Safeway and Safeway’s stockholders. Under the SARTSA, any corporate-level income tax incurred as a result of the Spin-Off in the event that the Merger is completed will be borne by Safeway, except that, pursuant to a separate letter agreement entered into by Safeway and us in August 2014, we will bear any incremental taxes that result from certain elections requested by us with respect to certain of our subsidiaries in connection with the Spin-Off.
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

For any states in which we are required under state law to remit Spin-Off taxes (because Safeway does not file combined returns with us in those states), Safeway is responsible for funding the amount of such taxes; however, the SARTSA permits Safeway to determine how such taxes will be remitted to the applicable state taxing authority. To date, Safeway has determined to fund these amounts to us in exchange for promissory notes. Pursuant to the terms of the notes, Safeway  will contribute the notes to us as paid-in capital when the Merger is completed (and also will do so if the Merger is not completed but the Spin-Off is nonetheless taxable as a result of the negotiation of the Merger (or an alternative acquisition)). If the Merger is not completed and certain other considerations are satisfied, it is intended that the Spin-Off qualify as a tax-free transaction. In that event, we intend to file for refunds of the Spin-Off taxes paid to these states and then repay the notes with the refunded amounts.
As of September 6, 2014, Safeway has funded approximately $8.5 million to us in exchange for promissory notes for Spin-Off taxes we directly remitted to certain state taxing authorities. The promissory notes bear interest at a per annum rate equal to the short-term applicable federal rates. We present the corresponding Spin-Off tax payments that we remitted to various state taxing authorities in Prepaid expenses and other current assets in our condensed consolidated balance sheets. On September 11, 2014, Safeway funded an additional $16.1 million in exchange for a promissory note for Spin-Off taxes that we directly remitted to various state taxing authorities.
8. Commitments and Contingencies
Legal Matters
On October 19, 2009, e2Interactive and Interactive Communications International, Inc. (collectively, InComm) filed a lawsuit against us in the United States District Court for the Western District of Wisconsin (the District Court), alleging that we infringed a recently issued patent (the Patent). InComm claimed the rights to “methods, systems and computer programs for processing a store-value card transaction request in a card data management system.” InComm sought injunctive relief, damages and attorneys’ fees. On December 2, 2009, we answered InComm’s complaint and filed counterclaims asserting, among other things, that the Patent was invalid and that InComm engaged in inequitable conduct before the U.S. Patent and Trademark Office in securing the Patent. We sought a declaration of noninfringement, invalidity and unenforceability of the Patent. On February 28, 2012, the jury found that we had infringed the Patent and awarded damages of $3.5 million plus interest to InComm for such infringement. On February 21, 2013, the District Court awarded InComm costs, such that the total damages outstanding at year end 2013 totaled $3.7 million. We appealed to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). On March 12, 2014, the Federal Circuit reversed the judgment of infringement on the grounds that the asserted claims in the Patent were limited “to require use of the terminal identifier for determining if a terminal is authorized to make the requested transaction” and that we did not make such use of a terminal identifier. InComm requested rehearing en banc at the Federal Circuit. On April 29, 2014, the Federal Circuit denied InComm’s request. We filed a motion with the District Court seeking to have the previous award of damages vacated and also for discharge of the injunction, release of the bond, and for a reversal of costs. The District Court ruled in our favor, vacating the damages award, discharging the injunction, releasing the bond and reversing the costs award. All appeal deadlines have passed regarding liability. Accordingly, we reversed our previously recorded reserve of $3.9 million (including interest) during the 36 weeks ended September 6, 2014 to General and administrative expense.
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

9. Related-Party Transactions
Intercompany Revenues and Expenses
As discussed in Note 1, until April 14, 2014, Safeway was our Parent. The following table presents the amounts of Operating revenues and Other income (expense) from (to) Safeway and Operating expenses to (from) Safeway through the Spin-Off date of April 14, 2014 included in the accompanying consolidated statements of operations (in thousands). Although we are no longer a related party with Safeway, we continue to recognize Operating revenues from Safeway and Operating expense to (from) Safeway following the Spin-Off.

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
OPERATING REVENUES:
Commissions and fees	$—	$376	$710	$1,493
Program, interchange, marketing and other fees	—	321	383	1,053
Product sales	—	1,669	863	3,552
Total operating revenues	—	2,366	1,956	6,098
OPERATING EXPENSES:
Distribution partner commissions	—	9,887	11,821	30,973
Processing and services	—	(1,105)	(212)	(1,453)
Sales and marketing	—	27	—	90
Costs of products sold	—	—	—	—
General and administrative	—	611	786	1,949
Total operating expenses	—	9,420	12,395	31,559
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	—	25	—	201
Interest expense	—	—	(50)	—
Intercompany Assets and Liabilities
The following table presents the amounts of assets and liabilities with Safeway as a related party included in the accompanying consolidated balance sheet as of December 28, 2013 (in thousands). As of April 14, 2014, Safeway was no longer a related party, and therefore we no longer separately report assets and liabilities with Safeway as related party transactions.

	December 28, 2013	September 7, 2013
ASSETS
Overnight cash advances	$—	$9,000
Settlement receivables, net	95,317	18,011
Accounts receivable, net	1,833	2,061
Prepaid expenses and other current assets	8,268	—
Other assets	5,555	4,962
LIABILITIES
Settlement payables	1,636	2,213
Accounts payable and accrued operating expenses	3,554	484
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

As a result of the Spin-Off, Safeway no longer provides guarantees to any of our content providers. We have replaced the Note Payable to Safeway with a credit agreement with a group of banks. See Note 4—Financing.
Pursuant to our second Amended and Restated Tax Sharing Agreement and in exchange for promissory notes issued by us, Safeway provides us funding for Spin-Off taxes that we directly remitted to certain state taxing authorities, which we present as Note payable to Safeway in our accompanying condensed consolidated balance sheets. See Note 7—Income Taxes for additional information.
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
The following table provides reconciliations of net income and shares used in calculating Basic EPS to those used in calculating Diluted EPS (in thousands except per share amounts):

	12 Weeks Ended		12 Weeks Ended
	September 6, 2014		September 7, 2013
	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$555	$555	$2,355	$2,355
Distributed and undistributed earnings allocated to participating securities	(1)	(1)	(14)	(14)
Net income attributable to common stockholders	$554	$554	$2,341	$2,341
Weighted-average common shares outstanding	52,609	52,609	51,615	51,615
Common share equivalents		1,695		1,459
Weighted-average shares outstanding		54,304		53,074
Earnings per share– Class A and Class B	$0.01	$0.01	$0.05	$0.04

	36 Weeks Ended		36 Weeks Ended
	September 6, 2014		September 7, 2013
	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$2,830	$2,830	$4,832	$4,832
Distributed and undistributed earnings allocated to participating securities	(47)	(47)	(153)	(151)
Net income attributable to common stockholders	$2,783	$2,783	$4,679	$4,681
Weighted-average common shares outstanding	52,450	52,450	50,811	50,811
Common share equivalents		1,585		1,171
Weighted-average shares outstanding		54,035		51,982
Earnings per share– Class A and Class B	$0.05	$0.05	$0.09	$0.09
The weighted-average common shares outstanding for diluted EPS excluded approximately 569,000 and 1,806,000 potential common stock outstanding for the 12 weeks ended September 6, 2014 and September 7, 2013, respectively, and 488,000 and 1,573,000 potential common stock outstanding for the 36 weeks ended September 6, 2014 and September 7, 2013 because the effect would have been anti-dilutive. Potential common stock outstanding results in fewer common share equivalents as a result of the treasury stock method.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the Quarterly Report) and our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014 (the Annual Report). The following discussion has been updated to reflect the effects of the restatement to the 36 weeks ended September 7, 2013 disclosed in Note 1 to our condensed consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” and “Special Note regarding Forward-Looking Statements” sections of the Annual Report and the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Forward Looking Information
This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed or referenced in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Company Overview
Blackhawk Network Holdings, Inc., together with its subsidiaries (we, us or our) is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and digital forms, as well as related prepaid products and payment services in the United States and 21 other countries. Our extensive prepaid network provides significant benefits to our key constituents: consumers who purchase or receive the products and services we offer; content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services; distribution partners who sell those products; and business partners that distribute our products as incentives or rewards. For consumers, we provide convenience by offering a broad variety of quality brands and content through retail and online distribution locations or through loyalty, incentive and reward programs offered by our business customers. For our content providers, we drive incremental sales by providing access to millions of consumers and creating new customer relationships. For our retail distribution partners, we provide a significant, high-growth and highly productive product category that drives incremental store traffic and customer loyalty. And for our business partners, we provide a wide array of prepaid products to enhance their customer incentives and employee rewards programs. Our technology platform allows us to efficiently and seamlessly connect our network participants and offer new products and services as payment technologies evolve. We believe the breadth of our distribution network and product content, combined with our consumer reach and technology platform, creates powerful network effects that enhance value for our constituents and drive growth in our business.
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

•
Other Fees—In some instances, we may receive a portion of other fees such as account maintenance, interchange or referral fees for open loop cards and GPR cards other than our proprietary Visa gift card and PayPower GPR card. We also receive fees related to Safeway-branded gift cards and local, regional and sports team card programs. Typically, these fees are recognized when earned and determinable. For one open loop content provider, we receive a fee, under deferred payment terms, based on a percentage of load value and pay the content provider a fee (a portion of which is also under deferred payment terms) for meeting certain activation targets. We recognize the net amount of these fees upon activation.

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
Processing and Services—Processing and services costs are the direct costs of generating commissions and fees, and program, interchange, marketing and other fees and include costs of development, integration, maintenance, depreciation and amortization of technology platforms and related hardware; card distribution, fulfillment, merchandising and fixture display amortization; card production for our Visa gift, PayPower GPR and incentive cards and certain other content providers’ cards, data communication costs, customer support services, third-party processing, data center facilities costs and compensation costs for processing and services personnel. These costs are expensed as incurred. However, for the Visa gift, incentive and PayPower GPR cards, card production costs and upfront transaction processing fees are capitalized and expensed based on the same redemption pattern as the related revenue. We also incur significant costs to develop new technology platforms and to add functionality to our existing technology platforms. Those costs are capitalized and included in Property, equipment and technology, net and amortized to Processing and services expense over the project’s estimated useful life, which is typically five years. Some costs related to operating our technology platform, including certain technology personnel costs and the cost of our in-store displays and merchandising, are fixed in nature, not increasing directly with increasing prepaid product sales, but certain costs will increase based on expected general growth of our business.
Sales and Marketing—We incur costs, both discretionary and contractual, in the form of marketing allowances, direct advertising campaigns, general marketing and trade promotions to promote content providers’ prepaid cards and our Visa gift card and PayPower GPR card at our distribution partner locations. Sales and marketing expenses consist of program marketing and advertising costs, distribution partner program development expenses, compensation and travel costs for marketing and sales personnel, communication costs, mark-to-market charges and intangible amortization expense resulting from equity instruments issued to certain distribution partners, facilities costs and outside consulting fees. Additionally, sales and marketing expenses include additional compensation to certain distribution partners for the sale of certain prepaid products, for which we earn revenues included in Program, interchange, marketing and other fees. Program development expenses are generally contractually fixed and do not increase based on volume of prepaid product sales. Other sales and marketing costs do not vary directly with the volume of prepaid product sales, but certain costs will increase based on expected general growth of our business.
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

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance for the 12 and 36 weeks ended September 6, 2014 and September 7, 2013:

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(in thousands, except percentages and average load transaction value)
Load value	$2,514,561	$1,727,753	$7,321,923	$5,256,978
Commissions and fees as a % of load value	8.0%	9.2%	8.1%	9.1%
Distribution partner commissions paid as a % of commissions and fees	68.1%	66.6%	67.1%	66.6%
Number of load transactions	52,380	40,929	154,556	124,375
Average load transaction value	$48.01	$42.21	$47.37	$42.27
Adjusted operating revenues (1)	$130,428	$100,635	$385,963	$297,412
Adjusted EBITDA (1)	$14,714	$11,477	$48,225	$37,361
Adjusted EBITDA margin (1)	11.3%	11.4%	12.5%	12.6%
Adjusted net income (1)	$4,688	$4,005	$17,693	$14,703
Adjusted diluted earnings per share (1)	$0.09	$0.08	$0.33	$0.28
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

Load Value—Represents the total dollar amount of value loaded onto any of our prepaid products during the period. The dollar amount and volume of card sales directly affect the amount of our revenues and direct costs. We measure and monitor Load value by distribution partner channel and content provider program. The significant growth in Load value over the past two years has been driven by increased consumer use of prepaid products, partly in response to distribution partner loyalty and incentive programs, expansion of product content and services we offer, our acquisitions of InteliSpend and Retailo and expansion of selling stores in our distribution partner network in the United States and internationally.
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

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(in thousands, except percentages and per share amounts)
Adjusted operating revenues:
Total operating revenues	$269,027	$205,996	$786,086	$616,908
Issuing bank contract amendment fee adjustment (b)	(1,093)	—	—	—
Distribution partner commissions	(137,506)	(105,361)	(400,123)	(319,496)
Adjusted operating revenues	$130,428	$100,635	$385,963	$297,412
Adjusted EBITDA:
Net income before allocation to non-controlling interests	$413	$2,249	$2,592	$4,513
Interest income and other income (expense), net	(182)	(59)	(126)	(432)
Interest expense	1,080	—	2,081	—
Income tax expense	352	1,544	1,844	5,332
Depreciation and amortization	10,465	6,312	32,153	16,963
EBITDA	12,128	10,046	38,544	26,376
Adjustments to EBITDA:
Employee stock-based compensation	3,679	1,817	9,769	5,279
Distribution partner mark-to-market expense (a)	—	(34)	(88)	6,961
Issuing bank contract amendment fee adjustment (b)	(1,093)	—	—	—
Change in fair value of contingent consideration (c)	—	(352)	—	(1,255)
Adjusted EBITDA	$14,714	$11,477	$48,225	$37,361
Adjusted EBITDA margin:
Total operating revenues	$269,027	$205,996	$786,086	$616,908
Operating income	$1,663	$3,734	$6,391	$9,413
Operating margin	0.6%	1.8%	0.8%	1.5%
Adjusted operating revenues	$130,428	$100,635	$385,963	$297,412
Adjusted EBITDA	$14,714	$11,477	$48,225	$37,361
Adjusted EBITDA margin	11.3%	11.4%	12.5%	12.6%
Adjusted net income:
Income before income tax expense	$765	$3,793	$4,436	$9,845
Employee stock-based compensation	3,679	1,817	9,769	5,279
Distribution partner mark-to-market expense (a)	—	(34)	(88)	6,961
Issuing bank contract amendment fee adjustment (b)	(1,093)	—	—	—
Change in fair value of contingent consideration (c)	—	(352)	—	(1,255)
Amortization of intangibles (d)	4,085	1,206	14,202	2,284
Adjusted income before income tax expense	7,436	6,430	28,319	23,114
Income tax expense	352	1,544	1,844	5,332
Tax expense on adjustments (e)	2,538	987	9,020	3,398
Adjusted income tax expense	2,890	2,531	10,864	8,730
Adjusted net income before allocation to non-controlling interests	4,546	3,899	17,455	14,384
Add: Net loss attributable to non-controlling interests (net of tax)	142	106	238	319
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$4,688	$4,005	$17,693	$14,703

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
	(in thousands, except percentages and per share amounts)
Adjusted diluted earnings per share:
Net income attributable to Blackhawk Network Holdings, Inc.	$555	$2,355	$2,830	$4,832
Distributed and undistributed income allocated to participating securities	(1)	(14)	(47)	(151)
Net income attributable to common shareholders	$554	$2,341	$2,783	$4,681
Diluted weighted-average shares outstanding	54,304	53,074	54,035	51,982
Diluted earnings per share	$0.01	$0.04	$0.05	$0.09
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$4,688	$4,005	$17,693	$14,703
Adjusted distributed and undistributed income allocated to participating securities	(7)	(24)	(74)	(312)
Adjusted net income attributable to common shareholders	$4,681	$3,981	$17,619	$14,391
Diluted weighted average shares outstanding	54,304	53,074	54,035	51,982
Adjusted diluted earnings per share	$0.09	$0.08	$0.33	$0.28
______________________

(a)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is vested.

(b)
During 2014, we entered into contractual amendments with certain of our issuing banks that substituted a program management fee for account service fees or card expiration fees for certain open-loop gift and incentive cards. A portion of the fees related to cards sold in prior periods. Adjusted operating revenues, Adjusted EBITDA and Adjusted net income for the 12 weeks ended September 6, 2014 have been adjusted to recognized the revenues as if the contract amendment had been in force at the beginning of the fiscal year.

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

Results of Operations

Comparison of the 12 Weeks Ended September 6, 2014 and September 7, 2013
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week periods ended September 6, 2014 and September 7, 2013.
The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 12 weeks ended September 6, 2014 and September 7, 2013.

	12 Weeks Ended September 6, 2014	% of Total Operating Revenues	12 Weeks Ended September 7, 2013	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$201,888	75.0%	$158,270	76.8%
Program, interchange, marketing and other fees	43,895	16.3%	25,352	12.3%
Product sales	23,244	8.6%	22,374	10.9%
Total operating revenues	269,027	100.0%	205,996	100.0%
OPERATING EXPENSES:
Distribution partner commissions	137,506	51.1%	105,361	51.1%
Processing and services	46,715	17.4%	34,927	17.0%
Sales and marketing	41,704	15.5%	30,486	14.8%
Costs of products sold	21,946	8.2%	21,423	10.4%
General and administrative	16,163	6.0%	10,320	5.0%
Business acquisition expense (benefit) and amortization of acquisition intangibles	3,330	1.2%	(255)	(0.1)%
Total operating expenses	267,364	99.4%	202,262	98.2%
OPERATING INCOME	1,663	0.6%	3,734	1.8%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	182	0.1%	59	—%
Interest expense	(1,080)	(0.4)%	—	—%
INCOME BEFORE INCOME TAX EXPENSE	765	0.3%	3,793	1.8%
INCOME TAX EXPENSE	352	0.1%	1,544	0.7%
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	413	0.2%	2,249	1.1%
Add: Net loss attributable to non-controlling interests (net of tax)	142	—%	106	—%
NET INCOME ATTRIBUTABLE TO BLACKHAWK	$555	0.2%	$2,355	1.1%

12 Weeks Ended September 6, 2014 and September 7, 2013:
Operating Revenues
The following table sets forth our consolidated operating revenues for the 12 weeks ended September 6, 2014 and September 7, 2013.

	12 Weeks Ended
	September 6, 2014	September 7, 2013	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$201,888	$158,270	$43,618	27.6%
Program, interchange, marketing and other fees	43,895	25,352	18,543	73.1%
Product sales	23,244	22,374	870	3.9%
Total operating revenues	$269,027	$205,996	$63,031	30.6%
Commissions and Fees
Commissions and fees revenue increased primarily due to a 45.5%, or $786.8 million, increase in Load value, partially offset by a decrease in Commissions and fees as a percentage of load value of 120 basis points, to 8.0% for the 12 weeks ended September 6, 2014 from 9.2% for the 12 weeks ended September 7, 2013. The increase in Load value was primarily due to a 28.0% increase in the Number of load transactions and a 13.7% increase in the Average load transaction value. The increase in Number of load transactions reflects our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013; improved store productivity in certain parts of our distribution network, including significant increases in Japan; the addition of new distribution partners, including our expansion into South Africa; and increases in products sold through our online and digital distribution channels. Increases in open loop, financial services and incentive products sold as a proportion of total Load Value resulted in increased Average load transaction value and decreased Commissions and fees as a percentage of load value as these products generally have higher load values with lower Commissions and fees revenue but generate higher amounts of revenues included in Program, interchange, marketing and other fees. Commissions and fees as a percentage of load value also decreased due to mix of closed loop products sold.
Program, Interchange, Marketing and Other Fees
Program, interchange, marketing and other fees increased primarily due to increases in our program-managed Visa gift and PayPower GPR cards sold, our acquisition of InteliSpend and contract amendments with certain of our issuing banks of our Visa gift cards, which collectively resulted in a 112.7%, or $10.4 million, increase in post-activation program management fees and a 133.5%, or $5.3 million, increase in net interchange fees, card expiration fees and account service fees. Additionally, program, interchange, marketing and other fees increased due to a 12.5%, or $1.3 million, increase in marketing revenues, and a $1.5 million increase in other revenues, primarily from our acquisitions of Incentec and InteliSpend.
Product Sales
Product sales increased primarily due to a 34.5%, or $4.8 million, increase in sales from Cardpool and a 8.3%, or $0.4 million, increase in card production sales, partially offset by a 106.7%, or $4.3 million, decrease in telecom handset and other product sales, primarily the result of vendor-funded pricing discounts which we passed on to our distribution partners to promote the sale of telecom handsets to end consumers.

Operating Expenses
The following table sets forth our consolidated operating expenses for the 12 weeks ended September 6, 2014 and September 7, 2013.

	12 Weeks Ended
	September 6, 2014	September 7, 2013	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$137,506	$105,361	$32,145	30.5%
Processing and services	46,715	34,927	11,788	33.8%
Sales and marketing	41,704	30,486	11,218	36.8%
Costs of products sold	21,946	21,423	523	2.4%
General and administrative	16,163	10,320	5,843	56.6%
Business acquisition expense (benefit) and amortization of acquisition intangibles	3,330	(255)	3,585	(1,405.9)%
Total operating expenses	$267,364	$202,262	$65,102	32.2%
Distribution Partner Commissions
Distribution partner commissions expense increased 30.5% primarily due to a 27.6% increase in Commissions and fees revenue. Distribution partner commissions expense as a percentage of commissions and fees revenue increased from 66.6% in the 12 weeks ended September 7, 2013 to 68.1% for the 12 weeks ended September 6, 2014 primarily due to an increased portion of our prepaid products sold in Japan and South Africa under distributor agreements and certain other international areas which share a higher portion of commissions with distribution partners, partially offset by favorable changes in our U.S. distribution partner mix and our acquisition of Retailo, which shares a lower portion of commissions with distribution partners.
Processing and Services
Processing and services expenses increased 33.8% primarily due to a 28.0% increase in Number of load transactions and an increase in the proportion of our program-managed Visa gift and incentives cards sold, which have higher Processing and services expense but also generate the majority of our revenues included in Program, interchange, marketing and other fees. The $11.8 million increase includes increases of $4.2 million for personnel costs, including employee and contractor compensation, benefits and travel related costs; $3.6 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift, PayPower GPR and incentive cards; $2.9 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, data connectivity, activation transaction processing and other equipment costs; $0.5 million for maintaining our distribution partner network, including in-store fixture amortization and merchandising and supply chain costs; and $0.6 million net increase in other costs. Processing and services expenses increased as a percentage of Total operating revenues to 17.4% in the 12 weeks ended September 6, 2014 from 17.0% in the 12 weeks ended September 7, 2013 primarily due to our acquisition of InteliSpend, which has higher Processing and services expenses but substantially lower Distribution partner commissions expense.
Sales and Marketing
Sales and marketing expenses increased due to a $5.4 million increase in program marketing and development expenses, which partially resulted from the $1.3 million increase in marketing revenue in Program, interchange, marketing and other fees as well as the enhancement and expansion of our distribution network and related marketing programs. Sales and marketing expenses also increased due to a $4.9 million increase in employee compensation, benefits and travel related costs, primarily from our acquisition of InteliSpend, and a $0.9 million net increase in other costs.
Costs of Products Sold
Costs of products sold increased due to $4.4 million increase in Cardpool costs, partially offset by a $4.0 million decrease in telecom handsets and other product costs, primarily the result of vendor-funded pricing discounts which we passed on to our distribution partners to promote the sale of telecom handsets to end consumers. Costs of products sold decreased to 94.4% of product sales in the 12 weeks ended September 6, 2014 compared to 95.7% in the 12 weeks ended September 7, 2013 primarily due to an increase in the gross margin percentage for Cardpool and card production sales.

General and Administrative
General and administrative expenses increased primarily due to a $3.2 million increase in employee compensation, benefits and travel related costs, primarily as a result of our acquisitions of InteliSpend. General and administrative expense also increased by $2.6 million other net costs, primarily resulting from rent expense and other operating costs from InteliSpend, tax and legal costs related to our Spin-Off and bad debt expense.
Business acquisition expense (benefit) and amortization of acquisition intangibles
Business acquisition expense (benefit) and amortization of acquisition intangibles for the 12 weeks ended September 6, 2014 and September 7, 2013 consisted of the following (in thousands):

	12 Weeks Ended
	September 6, 2014	September 7, 2013
Change in fair value of contingent consideration liability (See Note 3—Fair Value Measurements in the notes to our condensed consolidated financial statements)	$—	$(352)
Amortization of intangible assets acquired in business combination	3,005	97
Acquisition related expenses	325	—
Total business acquisition expense (benefit) and amortization of acquisition intangibles	$3,330	$(255)
Business acquisition expense (benefit) and amortization of acquisition intangibles increased $2.9 million due to the amortization of intangible assets resulting from our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013, $0.3 million due to our acquisitions of CardLab and Incentec and $0.4 million due to the non-cash benefit in the 12 weeks ended September 7, 2013 related to the change in the estimated fair value of the Cardpool contingent consideration liability.
Other Income (Expense) and Income Tax Expense
The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 12 weeks ended September 6, 2014 and September 7, 2013.

	12 Weeks Ended
	September 6, 2014	September 7, 2013	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$182	$59	$123	208.5%
Interest expense	(1,080)	—	(1,080)	—%
Total other income (expense)	$(898)	$59	$(957)	(1,622.0)%
INCOME TAX EXPENSE	$352	$1,544	$(1,192)	(77.2)%
EFFECTIVE TAX RATE	46.0%	40.7%	5.3%
Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments and Overnight cash advances to Safeway balances, as well as foreign currency transaction gains and losses and other non-operating gains and losses. During the 12 weeks ended September 6, 2014, interest income consisted solely of short-term cash investments since Safeway did not borrow any of our cash balances. Interest income has fluctuated with the amount and duration of the short-term cash investments and Overnight cash advances to Safeway balances and changes in interest and commercial paper rates. Interest expense includes interest charged under our Note payable and the amortization of deferred financing costs and the discount on the Note payable (see Note 4—Financing in the accompanying notes to our condensed consolidated financial statements).

In late March 2014, we terminated our Cash Management and Treasury Services Agreement with Safeway (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from us, and we borrowed from Safeway to meet our working capital and capital expenditure requirements (See Note 9—Related Party Transactions in the accompanying notes to our condensed consolidated financial statements). In conjunction with such termination, we entered into a credit agreement with a group of banks. We expect interest expense related to the credit agreement to total approximately $5.9 million for fiscal 2014, including interest on additional borrowings to finance our acquisition of Parago, Inc. See Note 4—Financing in the notes to our condensed consolidated financial statements and “—Liquidity and Capital Resources—Acquisition of Parago, Inc.” for additional information.
Income Tax Expense
Our effective tax rates were 46.0% and 40.7% for the 12 weeks ended September 6, 2014 and September 7, 2013, respectively. The effective rate for the 12 weeks ended September 6, 2014 was higher primarily due to operating losses of certain foreign subsidiaries for which we did not recognize an income tax benefit and the jurisdictional mix of income, partially offset by benefits related to return-to-provision adjustments that we recorded in the 12 weeks ended September 6, 2014.
In April 2014, we and Safeway executed the second Amended and Restated Tax Sharing Agreement (the SARTSA). See Note 7—Income Taxes in the notes to our condensed consolidated financial statements for information regarding this agreement.
Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our initial public offering. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for the 12 weeks ended September 6, 2014 and September 7, 2013, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable or nondeductible items that we do not consider indicative of our core operating performance within the period presented.

	12 Weeks Ended
	September 6, 2014	September 7, 2013
	(in thousands, except percentages)
Income before income tax expense	$765	$3,793
Income tax expense	$352	$1,544
Effective income tax rate	46.0%	40.7%
Adjusted income before income tax expense	$7,436	$6,430
Adjusted income tax expense	$2,890	$2,531
Adjusted effective income tax rate	38.9%	39.4%
Our Adjusted effective income tax rates were 38.9% and 39.4% for the 12 weeks ended September 6, 2014 and September 7, 2013, respectively. This decrease reflects benefits related to return-to-provision adjustments that we recorded in the 12 weeks ended September 6, 2014, partially offset by the jurisdictional mix of income.

Comparison of the 36 Weeks Ended September 6, 2014 and September 7, 2013
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 36-week periods ended September 6, 2014 and September 7, 2013.
The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 36 weeks ended September 6, 2014 and September 7, 2013.

	36 Weeks Ended September 6, 2014	% of Total Operating Revenues	36 Weeks Ended September 7, 2013	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$596,324	75.9%	$479,564	77.7%
Program, interchange, marketing and other fees	119,981	15.3%	78,617	12.7%
Product sales	69,781	8.9%	58,727	9.5%
Total operating revenues	786,086	100.0%	616,908	100.0%
OPERATING EXPENSES:
Distribution partner commissions	400,123	50.9%	319,496	51.8%
Processing and services	133,654	17.0%	101,321	16.4%
Sales and marketing	126,274	16.1%	98,743	16.0%
Costs of products sold	66,745	8.5%	55,782	9.0%
General and administrative	41,700	5.3%	33,115	5.4%
Business acquisition expense (benefit) and amortization of acquisition intangibles	11,199	1.4%	(962)	(0.2)%
Total operating expenses	779,695	99.2%	607,495	98.5%
OPERATING INCOME	6,391	0.8%	9,413	1.5%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	126	—%	432	0.1%
Interest expense	(2,081)	(0.3)%	—	—%
INCOME BEFORE INCOME TAX EXPENSE	4,436	0.6%	9,845	1.6%
INCOME TAX EXPENSE	1,844	0.2%	5,332	0.9%
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	2,592	0.3%	4,513	0.7%
Add: Net loss attributable to non-controlling interests (net of tax)	238	—%	319	—%
NET INCOME ATTRIBUTABLE TO BLACKHAWK	$2,830	0.4%	$4,832	0.8%

36 Weeks Ended September 6, 2014 and September 7, 2013:
Operating Revenues
The following table sets forth our consolidated operating revenues for the 36 weeks ended September 6, 2014 and September 7, 2013.

	36 Weeks Ended
	September 6, 2014	September 7, 2013	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$596,324	$479,564	$116,760	24.3%
Program, interchange, marketing and other fees	119,981	78,617	41,364	52.6%
Product sales	69,781	58,727	11,054	18.8%
Total operating revenues	$786,086	$616,908	$169,178	27.4%
Commissions and Fees
Commissions and fees revenue increased primarily due to a 39.3%, or $2.1 billion, increase in Load value, partially offset by a decrease in Commissions and fees as a percentage of load value of 100 basis points, to 8.1% for the 36 weeks ended September 6, 2014 from 9.1% for the 36 weeks ended September 7, 2013. The increase in Load value was primarily due to a 24.3% increase in the Number of load transactions and an 12.1% increase in the Average load transaction value. The increase in Number of load transactions reflects our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013; improved store productivity in certain parts of our distribution network, including significant increases in Japan; the addition of new distribution partners, including our expansion into South Africa; and increases in products sold through our online and digital distribution channels. Increases in open loop, financial services and incentive products sold as a proportion of total Load Value increased Average load transaction value and decreased Commissions and fees as a percentage of load value as these products generally have higher load values with lower Commissions and fees revenue but generate higher amounts of revenues included in Program, interchange, marketing and other fees. Commissions and fees as a percentage of load value also decreased due to mix of closed loop products sold.
Program, Interchange, Marketing and Other Fees
Program, interchange, marketing and other fees increased primarily due to increases in our program-managed Visa gift PayPower GPR cards, our acquisition of InteliSpend, contract amendments with certain of our issuing banks of our Visa gift and incentive cards, which collectively resulted in a 65.8%, or $19.5 million, increase in post-activation program management fees and a 78.3%, or $12.9 million, increase in net interchange fees, card expiration fees and account service fees. Program, interchange, marketing and other fees also increased due to a 27.2%, or $7.0 million, increase in marketing revenues, and a $2.0 million increase in other revenues, primarily from our acquisitions of Incentec and InteliSpend.
Product Sales
Product sales increased primarily due to a 30.1%, or $11.6 million, increase in sales from Cardpool and a 27.2%, or $3.4 million, increase in card production sales, partially offset by a 50.6%, or $3.9 million, decrease in telecom handset and other product sales, primarily the result of vendor-funded pricing discounts which we passed on to our distribution partners to promote the sale of telecom handsets to end consumers.

Operating Expenses
The following table sets forth our consolidated operating expenses for the 36 weeks ended September 6, 2014 and September 7, 2013.

	36 Weeks Ended
	September 6, 2014	September 7, 2013	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Distribution partner commissions	$400,123	$319,496	$80,627	25.2%
Processing and services	133,654	101,321	32,333	31.9%
Sales and marketing	126,274	98,743	27,531	27.9%
Costs of products sold	66,745	55,782	10,963	19.7%
General and administrative	41,700	33,115	8,585	25.9%
Business acquisition expense (benefit) and amortization of acquisition intangibles	11,199	(962)	12,161	(1,264.1)%
Total operating expenses	$779,695	$607,495	$172,200	28.3%
Distribution Partner Commissions
Distribution partner commissions expense increased 25.2% primarily due to a 24.3% increase in Commissions and fees revenue. Distribution partner commissions expense as a percentage of commissions and fees revenue increased from 66.6% in the 36 weeks ended September 7, 2013 to 67.1% for the 36 weeks ended September 6, 2014 primarily due to an increased portion of our prepaid products sold in Japan and South Africa under distributor agreements and certain other international areas which share a higher portion of commissions with distribution partners, partially offset by favorable changes in our U.S. distribution partner mix and our acquisition of Retailo, which shares a lower portion of commissions with distribution partners.
Processing and Services
Processing and services expenses increased 31.9% primarily due to a 24.3% increase in Number of load transactions and an increase in the proportion of our program-managed Visa gift and incentives cards sold, which have higher Processing and services expense but also generate the majority of our revenues included in Program, interchange, marketing and other fees revenue. The $32.3 million increase includes increases of $10.2 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift, PayPower GPR and incentive cards; $8.0 million for personnel costs, including employee and contractor compensation, benefits and travel related costs; $7.2 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, data connectivity, activation transaction processing and other equipment costs; $4.4 million for maintaining our distribution partner network, including in-store fixture amortization and merchandising and supply chain costs; and $2.5 million net increase in other costs. Processing and services expenses increased as a percentage of Total operating revenues to 17.0% in the 36 weeks ended September 6, 2014 from 16.4% in the 36 weeks ended September 7, 2013 primarily due to our acquisition of InteliSpend, which has higher Processing and services expenses but substantially lower Distribution partner commissions expense.
Sales and Marketing
Sales and marketing expenses increased due to a $18.4 million increase in program marketing and development expenses, which partly resulted from the $7.0 million increase in marketing revenue in Program, interchange, marketing and other fees as well as the enhancement and expansion of our distribution network and related marketing programs. Sales and marketing expenses also increased due to a $12.8 million increase in employee compensation, benefits and travel related costs, primarily from our acquisition of InteliSpend, and a $2.0 million net increase in other costs. These increases were partially offset by a $5.7 million decrease in mark-to-market and amortization expense for equity instruments held by distribution partners, primarily as a result of the accelerated mark-to-market expense that we recorded due to our initial public offering in April 2013.

Costs of Products Sold
Costs of products sold increased due to an $11.4 million increase in Cardpool costs and a $2.9 million increase in card production costs, partially offset by a $3.3 million decrease in telecom handset and other product costs, primarily the result of vendor-funded pricing discounts which we passed on to our distribution partners to promote the sale of telecom handsets to end consumers. Costs of products sold increased to 95.6% of product sales in the 36 weeks ended September 6, 2014 compared to 95.0% in the 36 weeks ended September 7, 2013 primarily due to a decrease in the gross margin percentage for telecom handsets, partially offset by an increase in the gross margin percentage for Cardpool.
General and Administrative
General and administrative expenses increased primarily due to a $8.3 million increase in employee compensation, benefits and travel related costs, primarily as a result of our acquisitions of InteliSpend, and $4.2 million increase in other net costs, primarily resulting from professional services related to our Spin-Off, rent expense and other operating costs from InteliSpend, tax and legal costs related to our Spin-Off and bad debt expense. These increases were partially offset by a $3.9 million benefit for the reversal of our previously recorded reserve (including interest) for patent infringement litigation with e2interactive and Interactive Communications International, Inc. (see Note 8—Commitments and Contingencies in the notes to our condensed consolidated financial statements).
Business acquisition expense (benefit) and amortization of acquisition intangibles
Business acquisition expense and amortization of acquisition intangibles for the 36 weeks ended September 6, 2014 and September 7, 2013 consisted of the following (in thousands):

	36 Weeks Ended
	September 6, 2014	September 7, 2013
Change in fair value of contingent consideration liability (See Note 3 – Fair Value Measurements in the notes to our condensed consolidated financial statements)	$—	$(1,255)
Amortization of intangible assets acquired in business combination	10,839	293
Acquisition related expenses	360	—
Total business acquisition expense (benefit) and amortization of acquisition intangibles	$11,199	$(962)
Business acquisition expense (benefit) and amortization of acquisition intangibles increased $10.5 million due to the amortization of intangible assets resulting from our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013, $0.4 million due to our acquisitions of CardLab and Incentec and a $1.3 million benefit due to the non-cash adjustment in the 36 weeks ended September 7, 2013 related to the change in the estimated fair value of the Cardpool contingent consideration liability.
Other Income (Expense) and Income Tax Expense
The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 36 weeks ended September 6, 2014 and September 7, 2013.

	36 Weeks Ended
	September 6, 2014	September 7, 2013	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$126	$432	$(306)	(70.8)%
Interest expense	(2,081)	—	(2,081)	—%
Total other income (expense)	$(1,955)	$432	$(2,387)	(552.5)%
INCOME TAX EXPENSE	$1,844	$5,332	$(3,488)	(65.4)%
EFFECTIVE TAX RATE	41.6%	54.2%	(12.6)%

Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments and Overnight cash advances to Safeway balances, as well as foreign currency transaction gains and losses and other non-operating gains and losses. During the 36 weeks ended September 6, 2014, interest income consisted solely of short-term cash investments since Safeway did not borrow any of our cash balances. Interest income has fluctuated with the amount and duration of the short-term cash investments and Overnight cash advances to Safeway balances and changes in interest and commercial paper rates. Such investments were significantly lower during the 36 weeks ended September 6, 2014 due to our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013. Additionally, in the 36 weeks ended September 6, 2014, we recognized $0.4 million in losses on intercompany foreign currency transactions, and we had no such expense in the 36 weeks ended September 7, 2013. Interest expense includes interest charged under our Note payable and the amortization of deferred financing costs and the discount on the Note payable (see Note 4—Financing in the accompanying notes to our condensed consolidated financial statements).
In late March 2014, we terminated our Cash Management and Treasury Services Agreement with Safeway (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from us, and we borrowed from Safeway to meet our working capital and capital expenditure requirements (See Note 9—Related Party Transactions in the accompanying notes to our condensed consolidated financial statements). In conjunction with such termination, we entered into a credit agreement with a group of banks. We expect interest expense related to the credit agreement to total approximately $5.9 million for fiscal 2014, including interest on additional borrowings to finance our acquisition of Parago, Inc. See Note 4—Financing in the notes to our condensed consolidated financial statements and “—Liquidity and Capital Resources—Acquisition of Parago, Inc.” for additional information.
Income Tax Expense
Our effective tax rates were 41.6% and 54.2% for the 36 weeks ended September 6, 2014 and September 7, 2013, respectively. The effective rate for the 36 weeks ended September 6, 2014 was lower primarily due to lower amounts of nondeductible equity based compensation expense for certain executives, which, as a result of our initial public offering, became subject to IRS limitations.
In April 2014, we and Safeway executed the second Amended and Restated Tax Sharing Agreement (the SARTSA). See Note 7—Income Taxes in the notes to our condensed consolidated financial statements for information regarding this agreement.
Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our initial public offering. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for the 36 weeks ended September 6, 2014 and September 7, 2013, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable or nondeductible items that we do not consider indicative of our core operating performance within the period presented.

	36 Weeks Ended
	September 6, 2014	September 7, 2013
	(in thousands, except percentages)
Income before income tax expense	$4,436	$9,845
Income tax expense	$1,844	$5,332
Effective income tax rate	41.6%	54.2%
Adjusted income before income tax expense	$28,319	$23,114
Adjusted income tax expense	$10,864	$8,730
Adjusted effective income tax rate	38.4%	37.8%
Our Adjusted effective income tax rates were 38.4% and 37.8% for the 36 weeks ended September 6, 2014 and September 7, 2013, respectively. The adjusted effective rate for the 36 weeks ended September 6, 2014 was higher primarily due to the jurisdictional mix of income.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 36 weeks ended September 6, 2014 and September 7, 2013.

	36 Weeks Ended
	September 6, 2014	September 7, 2013
	(in thousands)
Net cash used in operating activities	$(463,409)	$(537,589)
Net cash provided by (used in) investing activities	(45,119)	473,369
Net cash provided by (used in) financing activities	180,029	(1,360)
Effect of exchange rates on cash	(2,030)	(3,632)
Net decrease in cash and cash equivalents	$(330,529)	$(69,212)
Adjusted for Change in overnight cash advances to Safeway	—	(486,000)
Net decrease in cash and cash equivalents and overnight cash advances to Safeway	$(330,529)	$(555,212)
In March 2014, Safeway announced that it had entered into a definitive agreement to merge with Albertsons. If the merger is completed, it is expected that the distribution of our shares in the Spin-Off will be taxable to Safeway and its shareholders. If the merger is completed, it is also anticipated that there will be a step-up in the tax basis of our assets that would be amortized as a tax deduction that could result in an estimated $27 million in cash tax savings per year for us, assuming a 15-year recovery period and our U.S. statutory rate. We could realize an estimated $18 million related to fiscal 2014 as a result of the recovery period beginning at our Spin-Off in April 2014. We are currently finalizing the allocation of the basis step-up between our U.S. and international entities which will determine the final benefit that we will realize. Our ability to realize these benefits will be dependent upon, among other things, our ability to generate adequate taxable income to fully utilize the deductions and the value of our common stock at the time of the distribution. See Note 7—Income Taxes in the notes to our condensed consolidated financial statements for additional information.
Adjusted Net Cash Provided by (Used in) Operating Activities and Free Cash Flow
Adjusted net cash provided by (used in) operating activities is calculated as the net cash used in operating activities adjusted to exclude the impact from changes in Settlement receivables and Settlement payables. Free cash flow is calculated as Adjusted net cash provided by (used in) operating activities, less Expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses is therefore excluded from our calculation of free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from gift card sales in late December, which we believe is useful to understanding our business. Please see “—Cash Flows from Operating Activities” for additional information. The following table sets forth our Adjusted net cash flow provided by (used in) operating activities and Free cash flow for the 36 weeks ended September 6, 2014 and September 7, 2013.

	36 Weeks Ended
	September 6, 2014	September 7, 2013
	(in thousands)
Net cash used in operating activities	$(463,409)	$(537,589)
Decrease in settlement payables, net of settlement receivables	470,945	538,719
Adjusted net cash provided by operating activities (1)	7,536	1,130
Expenditures for property, equipment and technology	(25,960)	(21,349)
Free cash flow (1)	$(18,424)	$(20,219)

(1)
Our Adjusted net cash flow provided by (used in) operating activities and Free cash flow are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. This measure, however, should be considered in addition to, and not as a substitute for or superior to, cash flows or other measures of the financial performance prepared in accordance with GAAP.

Cash Flows from Operating Activities
Our Adjusted net cash provided by (used in) operating activities, which removes the impact on operating cash flow from the timing of cash settlement of Settlement receivables and Settlement payables, increased primarily due to a 26.8%, or $12.8 million, increase in net income adjusted for noncash reconciling items to $60.8 million in the 36 weeks ended September 6, 2014 from $48.0 million in the 36 weeks ended September 7, 2013. This increase primarily reflects a 27.4% increase in our operating revenues. This increase was partially offset by a $6.5 million decrease in cash flows from changes in operating assets and liabilities (excluding Settlement receivables and Settlement payables). This decrease reflects $8.5 million in payments to certain state tax authorities for Spin-Off taxes. Safeway has funded these payments pursuant to promissory notes which we reflect within financing activities. See Note 7—Income Taxes in the notes to our condensed consolidated financial statements for additional information.
Cash Flows from Investing Activities
The net cash used in investing activities for the 36 weeks ended September 6, 2014 totaled $45.1 million, which included $26.0 million for expenditures for property, equipment and technology and $21.7 million for our acquisitions of CardLab and Incentec, which included $16.7 million paid at closing and $5.0 million placed in escrow for certain portions of contingent consideration. Additionally, at closing, we repaid $7.5 million of debt that we assumed from these acquisitions (which we present in financing activities, below), and we are liable for up to $46.5 million in additional contingent consideration based on 2015 financial results of CardLab. See Note 2—Business Acquisitions in the notes to our condensed consolidated financial statements for additional information. These payments were partially offset by a net cash receipt of $2.6 million for the subsequent assumption of cardholder liabilities and purchase price adjustments related to our acquisitions of Retailo and InteliSpend (see Note 2—Business Acquisitions and Note 5—Condensed Consolidated Financial Statement Details in the notes to our condensed consolidated financial statements). During the 36 weeks ended September 7, 2013, we advanced a portion of our U.S. cash balances at the end of every day to Safeway, which invested these amounts in overnight investments. The net cash provided by investing activities for the 36 weeks ended September 7, 2013 totaled $473.4 million, which included $486.0 million for the change in overnight cash advances to Safeway and $9.0 million for the release of restricted cash upon our initial public offering in April 2013, partially offset by $21.3 million for expenditures for property, equipment and technology.
Cash Flows from Financing Activities
The net cash provided by financing activities for the 36 weeks ended September 6, 2014 totaled $180.0 million, which included $172.5 million in proceeds from our Note payable under our credit agreement with a group of banks, net of deferred financing costs (see below under Credit Agreements), $8.5 million from promissory notes to Safeway for funding our Spin-Off taxes (see Note 7—Income Taxes in the notes to our condensed consolidated financial statements) and $5.9 million from the proceeds from the issuance of common stock from the exercise of employee stock options and our employee stock purchase program. These proceeds were partially offset by our repayment of $7.5 million of debt assumed from our acquisition of CardLab. The net cash used in financing activities for the 36 weeks ended September 7, 2013 totaled $1.4 million, primarily consisting of a payment of $2.3 million for our Cardpool acquisition liability, partially offset by a $0.8 million for reimbursement, net of payments, for costs related to our initial public offering.
Credit Agreements
In conjunction with our entry into a new credit agreement (see below), we and Safeway terminated the Cash Management and Treasury Services Agreement (the CMATSA). Under the CMATSA, we borrowed from Safeway to meet our working capital and capital expenditure requirements. In conjunction with such termination, on March 28, 2014, we repaid $103.1 million of amounts outstanding under the Note payable to Safeway. Additionally, as a result of the Spin-Off, Safeway no longer provides guarantees to any of our content providers.
On March 28, 2014, in conjunction with the termination of the CMATSA, we entered into a credit agreement with a group of banks (the Credit Agreement). The Credit Agreement includes a $175 million 4-year term loan (which we present as Note payable in our condensed consolidated financial statements), with an option to increase such loan to $225 million, and a revolving credit facility of up to $200 million with up to an additional $100 million during the year-end holiday period for specific settlement related requirements. The revolving credit facility includes a $100 million subfacility for the issuance of letters of credit. On September 26, 2014, we exercised the option for the additional $50 million under the loan and increased our term loan to $225 million.

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
As of September 6, 2014, we had $175 million outstanding under our Note payable (which we increased to $225 million on September 26, 2014, as described above), no amounts outstanding under our revolving credit facility, $44.9 million in outstanding letters of credit and and $155.1 million available under our revolving credit facility.
Other than for our acquisition of Parago, Inc. (see below), we believe that our Cash and cash equivalents, projected cash flow from operations and our Credit Agreement provides sufficient liquidity to meet our expected needs, including working capital and capital expenditure requirements, for the next 12 months.
For the maturity dates of our Note payable, see Note 4—Financing in the notes to our condensed consolidated financial statements.
The Credit Agreement contains various loan covenants that restrict our ability to take certain actions and contains financial covenants that require us periodically to meet certain financial tests, which limit our ability to declare and pay cash dividents. Please see “Part II, Item 1A—Risk Factors—Risk Factors Related to Our Business or Industry—Our credit and collateral agreements with Wells Fargo Bank, National Association, and other financial institutions contain certain restrictions that limit our flexibility in operating our business and, in the event of a default, could have a material adverse impact on our business and results of operations” for additional information.
Acquisition of Parago, Inc.
On September 24, 2014, we entered into a definitive agreement to acquire Parago, Inc. and its subsidiaries, a leader in providing global incentive and engagement solutions, for approximately $291 million, consisting of cash purchase consideration of approximately $256 million, subject to certain adjustments for working capital, and debt assumed of approximately $35 million. To finance this acquisition, we intend to use cash on hand and approximately $200 million in new borrowings under an expansion of our current credit facility, of which $150 million is already committed by four lead participating banks representing a voting majority of the bank syndicate.
As a result of the expansion of our current credit facility, we expect that (1) the range of our Applicable Margin on LIBOR rate loans will increase from (i) 1.25% to 2.00% to (ii) 1.25% to 2.50%, (2) the range of our Applicable Margin on loans that are not LIBOR rate loans will increase from (i) 0.25% to 1.00% to (ii) 0.25% to 1.50% and (3) the range of our Applicable Margin on our commitment fee on the unused portion of our Revolving Credit Facility will increase from (i) 0.20% to 0.35% to (ii) 0.20% to 0.45%.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 6, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 6, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In November 2013, we completed the acquisitions of InteliSpend and Retailo. We are in the process of integrating internal controls at InteliSpend and Retailo into our control structure. We consider the ongoing integrations of InteliSpend and Retailo to represent material changes in our internal control over financial reporting. With the exception of these changes, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Other than as disclosed in Note 8—Commitments and Contingencies in the notes to our condensed consolidated financial statements, there have not been any changes to the information previously disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q and the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
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

A Supervisory Directive issued in 2010 by the Office of Thrift Supervision, or the OTS, now the Office of the Comptroller of the Currency (the OCC), and a Cease and Desist Order issued in July 2011, relating to MetaBank limited or prevented our ability to offer MetaBank-issued cards to new distribution partners, necessitating that we enter into agreements with Sunrise Bank, N.A. as a second issuing bank for proprietary Visa gift cards and with The Bancorp Bank (Bancorp) as a second issuing bank for Visa-branded GPR cards. The Order was terminated by the OCC effective August 7, 2014. Nonetheless, there can be no assurance that we will be able to reduce the risk associated with our reliance on MetaBank. We continue to use MetaBank as the issuing bank for a substantial majority of our proprietary Visa gift cards, and we cannot provide any assurance that we will continue to achieve comparable financial terms related to these programs if we are required, or elect, to reduce or eliminate our issuances through MetaBank. Further, we may not be able to renew our existing agreements with issuing banks or enter into relationships with additional banks on acceptable terms, or at all, in which case we would incur significant transition and other costs and expenses, and users of our products and services could be significantly affected. In addition, there has been increased regulatory scrutiny of products and services that are offered by issuing banks (including our issuing banks) in conjunction with third parties. For example, Bancorp entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the FDIC) which became effective on June 5, 2014. While Bancorp took that action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to its Bank Secrecy Act (BSA) Compliance Program, the Stipulation and Order may limit our ability to rely on Bancorp as a secondary issuing bank for new distribution. As a result of the increased regulatory scrutiny, generally, we have also faced increased compliance costs. To the extent that our issuing banks continue to face increased regulatory pressure, we may face further increased compliance costs and limits on our product offerings, among other consequences. If any material adverse event were to affect MetaBank, Sunrise Bank, N.A., Bancorp or any other issuing bank with whom we have a relationship, including a decline in their financial condition, a decline in the quality of their services, loss of their deposits, their failure or inability to comply with applicable banking and financial regulatory requirements, a systems failure or their inability to pay us fees or outstanding receivable balances, then our business, results of operations and financial condition could be materially and adversely affected.
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

For example, the provisions of the Dodd–Frank Act known as the Durbin Amendment gave the Federal Reserve Bank (the FRB) the power to regulate debit card interchange fees. On June 29, 2011, the FRB issued its final rule that set a cap, which took effect on October 1, 2011, on the interchange fee an issuer can receive from a single debit card transaction (21 cents plus 5 basis points multiplied by the amount of the transaction); and the rule allows an issuer to raise its interchange fees by as much as one cent if it implements certain fraud-prevention measures. GPR cards, including certain of our GPR products, and smaller issuing banks, including some of our issuing banks, are exempt from the rule. However, to the extent that one or more of our GPR products or issuing banks lose their exempt status, the interchange rates applicable to transactions involving those GPR products or issuing banks could be affected, which would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations. Please see the risk factor titled “We rely on relationships with card issuing banks for services related to products for which we act as program manager, and our business, results of operations and financial condition could be materially and adversely affected if we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us.”
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
On July 31, 2013, the U.S. District Court for the District of Columbia overturned the FRB’s rules regarding interchange fees and network exclusivity, holding that (1) those rules violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are “reasonable and proportional to the costs incurred by the issuer”; and (2) the rule’s network exclusivity provisions also violated the Durbin Amendment, because the statutory language requires each card to have two unaffiliated networks enabled for each method of authentication (i.e., both signature and PIN) possible using the card. The Court vacated the rules, but stayed its ruling to allow the FRB to replace the invalidated portions. On August 21, 2013, the FRB announced that it would seek an expedited appeal for the ruling by the U.S. Court of Appeals for the D.C. Circuit. On September 19, 2013, the Court of Appeals granted an expedited briefing schedule, and the District Court stayed enforcement of its ruling during the appeal, thereby keeping in place the 2011 rules enacting the Durbin Amendment’s cap in debit fees and the network exclusivity provisions pending the D.C. Circuit Court of Appeals review. On January 17, 2014 the D.C. Circuit Court of Appeals heard oral arguments for the appeal.
On March 21, 2014, the D.C. Circuit Court of Appeals reversed the District Court’s ruling that FRB had set too high a cap on interchange fees in 2011 and also overturned a network-routing rule requiring card issuers to provide merchants with up to four routing options for debit and prepaid cards, thus upholding FRB’s “two unaffiliated networks” rule. The D.C. Circuit Court of Appeals also remanded the case to the District Court for further proceedings with respect to FRB’s election to exempt the transaction-monitoring part of allowable interchange from the fraud-prevention adjustment requirements. On August 18, 2014, a group of merchants and merchant associations filed a petition for a writ of certiorari, requesting that the U.S. Supreme Court review that portion of the Court of Appeals decision with respect to interchange fees. The petitioners did not seek review of the Court of Appeals decision regarding network routing requirements.

On June 26, 2013, Consumer Financial Protection Bureau (the CFPB) issued a final rule (Nonbank Supervisory Rule) that establishes procedures to implement Section 1024(a)(1)(C) of the Dodd-Frank Act, by which the CFPB will supervise certain nonbank entities that offer or provide consumer financial products or services. The CFPB is authorized to supervise nonbank entities for purposes of: (1) assessing compliance with federal consumer financial law; (2) obtaining information about the activities and compliance systems or procedures of nonbank entities; and (3) detecting and assessing risks to consumers and markets. The Nonbank Supervisory Rule establishes the procedures the CFPB will use to determine whether a nonbank entity will be subject to the CFPB’s supervisory authority. Regardless of whether nonbank entities providing consumer financial products or services are subject to the CFPB’s supervisory authority, the CFPB affirmed in the Nonbank Supervisory Rule that such entities are subject to the CFPB’s regulatory and enforcement authority and that the CFPB may conduct examinations or request information from supervised entities. If the CFPB determines that there is a need to examine us, it could increase our costs of operation or disrupt our business.
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
For example, on October 19, 2009, e2Interactive, Inc. and InComm (collectively, e2Interactive) filed a lawsuit against our subsidiary, Blackhawk Network, Inc., in Federal District Court in Wisconsin, asserting that Blackhawk infringed a patent held by e2Interactive relating to “methods, systems and computer programs for processing a stored-value-card transaction request in a card data-management system,” and seeking injunctive relief, damages in an unspecified amount and recovery of costs and attorneys’ fees. Although we believed the e2Interactive allegations were meritless, as ultimately decided in the appeals court, the jury found infringement and awarded damages to e2Interactive in the amount of $3.5 million for the period from August 2009 through February 2012, with no further payments due as the result of Blackhawk’s removal of certain lines of code in a computer program. We fully accrued for this award in fiscal 2011. In December 2012, the trial court rendered its final post-trial rulings, entering judgment for approximately $3.7 million, including interest and costs, and entering a permanent injunction prohibiting use of the removed code. While the damages represent an immaterial impact to Blackhawk’s financial results for the referenced periods, Blackhawk appealed. On March 12, 2014, the Court of Appeals for the Federal Circuit (the Federal Circuit) reversed the lower court and ruled that Blackhawk had not infringed. e2Interactive requested rehearing en banc at the Federal Circuit. On April 29, 2014, the Federal Circuit denied e2Interactive’s request. We filed a motion seeking to have the previous award of damages vacated and also for discharge of the injunction, release of the bond, and for a reversal of costs. The District Court ruled in our favor, vacating the damages award, discharging the injunction, releasing the bond and reversing the cost award awarding Blackhawk $0.2 million. All appeal deadlines have passed, other than for e2Interactive's recent request to reduce the amount of the cost award.
In addition, in the past, we have received letters from various other parties claiming to have enforceable patent rights and asserting infringement of them by us. There can be no assurance that these assertions, or any such future assertions, will not result in liability or damages payable by us. For example, on July 31, 2014, Protegrity Corporation asserted that Blackhawk's PayPower product may infringe the claims of ten patents owned by Protegrity. While we have evaluated Protegrity's assertions and believe them to be meritless, Protegrity has filed litigations against other parties, primarily banks. Consequently, there can be no assurance that these assertions will not lead to litigation, liability or damages payable by us.
Our distribution partners may be subject to infringement or misappropriation claims that, if successful, could preclude the distribution partner from distributing our products and services. In addition, some of our agreements require that if claims related to our products and services are made against our distribution partners or content providers, we are required to indemnify them against any losses. For example, we are currently defending a number of our partners in connection with the matter Alexsam, Inc. v. Best Buy Co., Inc. et al., filed in the United States District Court for the Eastern District of Texas, alleging patent infringement in connection with activation of prepaid cards. Alexsam was successful in other patent litigation in 2011. The defendants in our case have denied the claims and vigorously defended the infringement allegations. The trial court in the initial consolidated trial upheld the validity and enforceability of the Alexsam patents in late April 2013 and early May 2013. Separate infringement trials started in May 2013. The first litigation was settled in May 2013, and the next two trials resulted in verdicts of non-infringement by the defendants in June 2013. The remaining four cases were dismissed with prejudice, with no right of appeal. Though Alexsam has preserved its ability to appeal one case, it did not appeal - relating to subject matter involving Blackhawk transactions by the August 18, 2014 deadline. Accordingly, all Alexsam matters involving Blackhawk-related transactions have been finally resolved with no infringement.

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
On August 27, 2014, we acquired the stock of CardLab, Inc. (CardLab), an online provider of customizable prepaid incentive and rewards cards. Prior to the acquisition of CardLab, on June 19, 2014, we acquired the stock of Incentec Solutions, Inc. (Incentec), a provider of a software platform that supports the incentives business. On November 12, 2013, we acquired substantially all of the assets and liabilities of a business-to-business card sales company called InteliSpend Prepaid Solutions, LLC and its subsidiaries, or InteliSpend, that involves corporate incentives and consumer promotions. As a result, Blackhawk Network California issues Discover-branded prepaid products and consequently has registered with FinCEN as a provider of prepaid access. For additional information, please see the risk factor titled “We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business.” Also in the fourth quarter of 2013, we acquired the stock of Retailo AG, a German company engaged in a prepaid card distribution business in Germany, Switzerland and Austria. Most recently, on September 24, 2014, we signed a definitive agreement under which we intend to acquire the stock of Parago, Inc. (Parago), a provider of global incentive and engagement solutions. And in the future, we may pursue other acquisitions or investments that we believe will help us achieve our strategic objectives.
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
If we are unable to address these difficulties and challenges or other problems encountered in connection with our acquisition of CardLab, Incentec, InteliSpend, Retailo or any future acquisition or investment, including the pending acquisition of Parago, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business generally. The difficulties and challenges of successful integration of any acquired company are increased when the integration involves multiple acquired companies. Consequently, we may not be able successfully to integrate our recently acquired companies, particularly our multiple incentives businesses acquired over the last year, or to achieve anticipated cost saving across channels and infrastructure.

To the extent that we pay the consideration for any future acquisitions or investments in cash, or any potential earn outs (e.g., the CardLab acquisition), it would reduce the amount of cash available to us for other purposes. Such payments also may increase our cash flow and liquidity risk and, in the case of the pending Parago acquisition, will result in increased borrowings under our credit agreement. For additional information, please see the risk factor titled “Our debt could adversely impact our operating income and growth prospects and make us vulnerable to adverse economic and industry conditions.” Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses or impairment charges against goodwill on our balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
Risks Related to Our Relationship with Safeway
On March 6, 2014, Safeway announced that it had entered into a definitive agreement to merge with Albertsons (the Merger). On March 24, 2014, Safeway announced that its Board of Directors had declared a special stock dividend to its stockholders of all of its 37,838,709 shares of our Class B common stock. The distribution of the special stock dividend was made on April 14, 2014. In connection with the completion of the Merger, it is expected that Safeway’s distribution of shares of our common stock will be taxable to Safeway and Safeway’s stockholders.
Following the Spin-Off, Safeway is no longer a controlling stockholder of the Company and no longer owns any shares of our Class B common stock. We are no longer a “controlled company” and, subject to the phase-in provisions of the applicable listing requirements, we will no longer be able to rely on the “controlled company” exemptions from applicable corporate governance requirements.
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
Although we are party to a tax sharing agreement with Safeway under which our tax liabilities effectively may be determined as if we were not part of any consolidated, combined or unitary tax group of Safeway and/or its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups. Moreover, we could be required to make certain tax payments that could have a material adverse effect on our business, results of operational and financial condition
On April 11, 2014, we and Safeway executed the second Amended and Restated Tax Sharing Agreement (the SARTSA), which superseded our previous tax sharing agreements with respect to matters addressed by the SARTSA. Under the terms of the SARTSA, if the Spin-Off is treated as taxable, we and Safeway intend to continue to file a consolidated federal tax return and certain state and local tax returns through the date of the Spin-Off, rather than through the date of our initial public offering in April 2013, as discussed in our Annual Report, subject to Safeway’s ultimate determination as to whether such consolidated treatment is appropriate.
Safeway previously announced that it had entered into the Agreement and Plan of Merger with AB Acquisition LLC dated March 6, 2014, which was subsequently amended on April 7, 2014 pursuant to Amendment No. 1 and on June 13, 2014 pursuant to Amendment No. 2 (as amended, the Merger Agreement). Assuming that the acquisition of Safeway by AB Acquisition LLC (the Merger) is completed as contemplated by Merger Agreement, the Spin-Off is expected to be taxable to Safeway and Safeway’s shareholders. Under the SARTSA, any corporate-level income tax incurred as a result of the Spin-Off in the event that the Merger is completed will be borne by Safeway, except that, pursuant to a separate letter agreement entered into by Safeway and us in August 2014, we will bear any incremental taxes that result from certain elections requested by us with respect to certain of our subsidiaries in connection with the Spin-Off.

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
For any states in which we are required under state law to remit Spin-Off taxes (because Safeway does not file combined returns with us in those states), Safeway is responsible for funding the amount of such taxes; however, the SARTSA permits Safeway to determine how such taxes will be remitted to the applicable state taxing authority. To date, Safeway has determined to fund  these amounts to us in exchange for promissory notes. Pursuant to the terms of the notes, Safeway  will contribute the notes to us as paid-in capital when the Merger is completed (and also will do so if the Merger is not completed but the Spin-Off is nonetheless taxable as a result of the negotiation of the Merger (or an alternative acquisition)). If the Merger is not completed and certain other conditions are met, it is intended that the Spin-Off will qualify as a tax-free transaction. In that event, we intend to file for refunds of the Spin-Off taxes paid to these states and then repay the notes with the refunded amounts. Notwithstanding the intended benefit to us from the SARTSA, if we are obligated to make certain tax payments, those payments could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the 12 weeks ended September 6, 2014, we issued and sold 656 shares of Class B common stock to 10 employees at a price of $0.00 per share as a result of the vesting of restricted stock units that were issued pursuant to the 2006 Restricted Stock Plan. These issuances were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, pursuant to benefit plans and contracts relating to compensation approved by our board of directors,
On June 19, 2014, we issued 61,840 shares of our Class A common stock as partial consideration for the acquisition of Incentec Solutions, Inc. The issuance was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering. The recipient of the shares represented that the recipient was an accredited investor and that the recipient was acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates.
Issuer Purchases of Equity Securities
From June 15, 2014 through September 6, 2014, we received 65 shares of Class A common stock in the administration of employee stock-based compensation plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: October 14, 2014

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.1+	Form of Stock Option Grant Notice and Agreement for 2013 Equity Incentive Award Plan					X
10.2+	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Equity Incentive Award Plan					X
10.3	Side Letter Agreement, dated August 14, 2014 between Safeway Inc. and Blackhawk Network Holding, Inc.					X
10.4†	First Addendum to Servicing Agreement, effective May 30, 2014, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document					X
101.SCH††	XBRL Taxonomy Extension Schema					X
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF††	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB††	XBRL Taxonomy Extension Label Linkbase					X
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
††
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.