Form 10-K
period 2015-01-03
BLACKHAWK NETWORK HOLDINGS, INC
filed 2015-03-04
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35882

BLACKHAWK NETWORK HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2099257
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6220 Stoneridge Mall Road Pleasanton, CA	94588
(Address of Principal Executive Offices)	(Zip Code)
(925) 226-9990
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Class B Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 14, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $1.3 billion.
As of February 16, 2015, there were 13,066,000 shares of the Registrant’s Class A common stock outstanding and 40,441,000 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

As used herein, “Blackhawk,” the “Company,” “we,” “our,” “us,” and similar terms refer to Blackhawk Network Holdings, Inc., unless the context indicates otherwise. The names “Blackhawk,” “Blackhawk Engagement Solutions,” “Cardpool,”“GiftCardMall,” “InteliSpend,” “Retailo,” “Parago,” “CardLab,” “Incentec” and other product or service names are trademarks or registered trademarks of entities owned by us.

PART I.
ITEM 1. BUSINESS
Overview
Blackhawk is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 21 other countries. We were founded in 2001 as a division of Safeway. We were incorporated in Delaware as Blackhawk Network, Inc. in 2006 and changed our name to Blackhawk Network Holdings, Inc. later that year. In April 2013, we completed our initial public offering (the Offering) for the sale of 11,500,000 shares of our Class A common stock, all of which shares were sold by existing stockholders, primarily Safeway Inc. (Safeway). On April 14, 2014, Safeway distributed its remaining 37.8 million shares of our Class B common stock to Safeway shareholders (the Spin-Off).
We believe our extensive network provides significant benefits to our key constituents: consumers who purchase or receive the products and services we offer; content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services; distribution partners who sell those products; and business clients that distribute our products as incentives or rewards. For consumers, we provide convenience by offering a broad variety of quality brands and content through retail and online distribution locations or through loyalty, incentive and reward programs offered by our business clients. For our content providers, we drive incremental sales by providing access to millions of consumers and creating new customer relationships. For our retail distribution partners, we provide an important, growing and productive product category that drives incremental store traffic and customer loyalty. And for our business clients, we provide a wide array of services, software and prepaid products to enhance their customer loyalty, sales channel incentive and employee reward programs. Our technology platforms allow us to efficiently and seamlessly connect our network participants and offer new products and services as payment technologies evolve. We believe the breadth of our distribution network and product content, combined with our consumer reach and technology platforms, create powerful network effects that enhance value for our constituents and drive growth in our business.
We are one of the largest third-party distributors of gift cards in the world based on the value of funds loaded on the cards we distribute, which we refer to as transaction dollar volume. Our retail network connects to more than 600 content providers and over 190,000 active retail distribution locations, providing access to tens of millions of consumer visits per week. In addition, we sell physical and electronic gift cards or eGifts to consumers through leading online distributors and our websites GiftCardMall.com, GiftCardLab.com and Cardpool.com. Our retail channels accounted for over $12.7 billion in transaction dollar volume during fiscal 2014.
Through our recent acquisitions of loyalty, incentive and reward providers that include InteliSpend Prepaid Solutions, LLC and its subsidiaries (InteliSpend) in 2013, and Incentec Solutions, Inc. (Incentec), CardLab, Inc. and its subsidiaries (CardLab) and Parago, Inc. and its subsidiaries (Parago) in 2014, we provide customized engagement, incentive and rebate programs for consumers, employees and sales channels. In January 2015, we moved to a align these businesses and drive synergies by restructuring them into Blackhawk Engagement Solutions. Blackhawk Engagement Solutions provides software, services and prepaid products to approximately 2,250 business clients for their loyalty, incentive and reward programs. In 2014, Blackhawk Engagement Solutions processed over 12.4 million rebate, incentive and reward transactions with an aggregate value of $0.8 billion.

Our Distribution
We offer prepaid products to consumers through our retail distribution network, including physical and online sites. We also offer services, software and prepaid products to our business clients for their loyalty, incentive and reward programs through our sales force and third-party resellers.
Retail Distribution
Our retail distribution network consists of our retail distribution partners, our websites GiftCardMall.com and GiftCardLab.com, and third-party online merchants.
The following table illustrates selected examples of our retail distribution partners across various retail channels:

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
In the United States, our retail distribution network principally consists of grocery, specialty, convenience, other retail and online retailers. Our retail distribution network includes nine of the top ten, and approximately 90% of the aggregate grocery store locations operated by the top 50, conventional grocery retailers in the United States (U.S.) and Canada as reported by Supermarket News in January 2015. These grocery retailers are especially well suited for selling a broad mix of prepaid products, since they primarily sell groceries and do not view the consumer-branded gift cards as competitive with the merchandise they sell in their own stores. As of January 3, 2015, we had over 47,000 active retail distribution locations in the U.S. across approximately 145 retail distribution partners.
Outside the United States, we have followed a similar strategy of initially contracting with leading grocery chains and then growing our retail distribution network in other channels. We expanded our international presence through our 2013 acquisition of Retailo AG and its subsidiaries (collectively, Retailo), a leading third-party gift card distribution network in Germany, Austria and Switzerland. In certain countries, including Japan, South Korea and South Africa, we distribute through sub-distributors that contract with in-country retailers for sale of our products. As of January 3, 2015, our products were sold in over 150,000 active retail distribution locations outside the U.S. across approximately 290 retail distribution partners. Revenue from international sales totaled 24.0%, 18.7% and 14.9% of our total operating revenues for 2014, 2013 and 2012, respectively (see Note 12—Segment Reporting and Enterprise-Wide Disclosures for information on long-term assets internationally).

During each of the last three fiscal years, three retail distribution partners activated prepaid products or purchased telecom handsets that generated more than 10% of our total worldwide operating revenues. Kroger, Giant Eagle and Safeway generated 14.4%, 7.2% and 8.6% of our 2014 total operating revenues, respectively; 15.1%, 10.7 % and 10.5 % of our 2013 total operating revenues, respectively; and 15.1%, 12.6% and 12.2% of our 2012 total operating revenues, respectively.
We typically enter into contracts with our retail distribution partners ranging from three years to five years in length. The agreements generally contain varying degrees of exclusivity for our distribution of prepaid products in their stores. They also provide, among other things, that we will pay our distribution partner a negotiated commission based on a percentage of the content provider commission or purchase fee we receive upon the sale of our various products and services. We believe our extensive gift card content, some of which is exclusive, coupled with frequent marketing promotions and the relatively high productivity for the space utilized, creates a powerful incentive for our retail distribution partners to remain loyal to our program. Over the past five years, we have retained 96% of our top 25 retail distribution partners worldwide, and in 2014 these retail distribution partners activated 65% of our transaction dollar volume.
Our products are sold through our retail distribution partners through prominent, in-store fixed location displays, typically branded as the Gift Card Mall in the United States, Gift Card Store in Canada and similar names in other countries. We offer a wide variety of displays, including four-sided and two-sided rotating displays, as well as checkout line horizontal displays. Our primary displays are typically three-sided grocery aisle “end caps” that are seven feet tall and display up to 80 pegs of prepaid cards on each side, for a total of 4,800 cards when fully stocked. In many stores, our products are displayed in multiple locations including near checkout lanes and floral and greeting card sections of stores.
We also sell prepaid products online through our websites GiftCardMall.com, GiftCardLab.com and other online retailers including Amazon.com, Staples.com and eBay.com as well as through websites operated by certain of our retail distribution partners (some of which also link to GiftCardMall.com). In addition, we provide application program interfaces, or APIs, to allow other payment services companies, financial institutions, social networks and retailers to incorporate various functions, such as gift card purchases, registration and balance-inquiry, into their digital and/or mobile wallets.
Loyalty, Incentive and Reward Distribution
We provide rebate, incentive and reward services to more than 275 retailers, manufacturers and service providers through our consumer solutions business. We also deliver channel incentives and software services that allow businesses to connect with our partner relationship management (PRM) platform and leverage our in-house channel marketing experts to drive partner engagement. Businesses also use our products for employee reward programs, such as safety incentives, wellness incentives, spot recognition and service awards. Businesses also may buy customizable network branded non-reloadable prepaid cards and merchant gift cards through our IncentiveCardLab.com website.
Products and Services
Prepaid products that we offer at retail are “activated” when a consumer loads funds (with cash or with a debit or credit card payment) at a retail store location or online. We also provide reloads for reloadable prepaid products, including prepaid telecom accounts and general-purpose reloadable (GPR) cards. We typically negotiate multi-year contracts with our content providers. For many of our content providers, we have various types of exclusivity provisions related to certain of the retail channels through which we distribute their products. As of January 3, 2015, we had agreements with over 600 content providers.
Our Blackhawk Engagement Solutions division provides software, consulting services, program management, reward processing and reward fulfillment to our business clients. The majority of rewards are fulfilled using a prepaid open loop card.
Apple Inc. is our largest content provider and represented 13.6%, 14.7% and 12.5% of our total operating revenues for 2014, 2013 and 2012, respectively. No other content provider represented more than 10% of our total operating revenues during these periods.
Retail Products
Gift Card Products
Closed Loop (Private-Branded) Gift Cards. Closed loop (private-branded) gift cards are generally described as merchant-specific prepaid cards, used for transactions exclusively at a particular merchant's locations or a group of stores affiliated with a particular merchant (such as franchise locations). We distribute closed loop gift cards in categories including digital media and e-commerce, dining, electronics, entertainment, fashion, gasoline, home improvement and travel. Gift cards that we distribute for sale directly to consumers in physical or online locations carry no consumer fees, and funds associated with the cards generally do not expire. These products contributed 65% of total operating revenues for 2014.

Product Category	Selected Brands
Digital Media & E-Commerce	Amazon.com, Facebook, iTunes, Microsoft
Dining	Applebee’s, Outback Steakhouse, Starbucks, Subway
Electronics	Best Buy, GameStop
Entertainment	AMC Theatres, Regal Entertainment Group
Fashion	JCPenney, Kohl’s, Macy’s, TJ Maxx/Marshalls
Gasoline	BP, Shell
Home Improvement	Home Depot, Lowe’s
Travel	Southwest Airlines
Other Retail	Barnes & Noble, Bed Bath & Beyond, Sears, Target, Toys “R”Us
Open Loop (Network-Branded) Gift Cards. Open loop (Network-Branded) gift cards are prepaid gift cards associated with an electronic payment network (such as Visa, MasterCard, American Express, or Discover), and are honored at multiple, unaffiliated locations (wherever cards from these networks are generally accepted). They are not merchant-specific. We distribute single-use, non-reloadable open loop gift cards carrying the American Express, MasterCard and Visa brands in our retail channels. We also serve as a program manager for our proprietary Visa gift cards that we distribute. Funds loaded on these cards by consumers at retail locations generally do not expire and can be redeemed at most merchant locations that accept the credit cards of the same network brand. These products contributed 15% of total operating revenues for 2014.
Prepaid Telecom Products
We distribute a full range of prepaid wireless or cellular cards used to load airtime onto the prepaid handsets. We also purchase handsets from manufacturers and sell them for a markup to our retail distribution partner locations. Our prepaid wireless cards are denominated either in minutes purchased, which generally do not expire, or, increasingly, as flat rate voice and/or data plans. We offer prepaid telecom cards from all the major carriers including AT&T, Sprint’s Boost Network and Virgin Mobile brands, T-Mobile, TracFone and Verizon. Prepaid telecom cards and handsets contributed 6% of total operating revenues for 2014.
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
GPR Reload Network. We offer a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards, including our PayPower GPR card and certain other third-party GPR cards. We remit funds directly to the card issuing bank once the consumer instructs us to transfer funds from their Reloadit Pack to their GPR card, which is done either on a website or over the telephone. Until the funds have been remitted to the card issuing bank, we hold the consumer’s funds in trust. In 2014, we also distributed Green Dot’s Money Pack product, which Green Dot has announced it is discontinuing in the first quarter of 2015.
The prepaid financial services products including all GPR cards, reloads and the Reloadit product distributed in retail locations and online contributed approximately 1% of total operating revenues for 2014.
Loyalty, Incentive and Reward Products
In early 2015, we announced the formation of the Blackhawk Engagement Solutions division, which provides rebate, incentive and reward processing and validation services. Blackhawk Engagement Solutions is a result of our targeted effort to bring scale and globalization in the incentive and loyalty space with our recent acquisitions of incentives providers InteliSpend Prepaid Solutions, LLC and its subsidiaries (InteliSpend) in 2013, and Incentec Solutions, Inc. (Incentec), CardLab, Inc. and its subsidiaries (CardLab) and Parago, Inc. and its subsidiaries (Parago) in 2014. Through Blackhawk Engagement Solutions, we also provide fulfillment of the incentives and rewards in the form of open loop single-use incentive cards, open loop reloadable incentive cards that allow multiple incentives and rewards to be loaded onto a recipient’s card, and restricted authorization network incentive cards that permit redemption at only selected merchants. Blackhawk Engagement Solutions also fulfills awards with checks and merchandise. Funds on open loop incentive cards that are offered by businesses as incentives, rewards, or promotions frequently have expiration dates ranging from 90 days to one year from date of card activation. We also sell customizable open loop incentive cards and closed loop incentive cards through our IncentiveCardLab.com website. Revenues from all the products, software and services offered by Blackhawk Engagement Solutions accounted for 5% of total revenues for 2014.
Cardpool Exchange Services
Through our gift card exchange business Cardpool, we offer consumers an online marketplace and various retail locations to sell unused gift cards that they do not want and an online sales website to purchase gift cards at a discount that others have sold to Cardpool. The Cardpool business contributed approximately 6% of total operating revenues for 2014.
Digital Services for Online and Mobile Applications
We have developed a technology platform to integrate prepaid products with other parties’ online, digital and mobile applications. We also have introduced a proprietary application called GoWallet which utilizes our platform to facilitate the registration of gift cards, tracking of balances, delivery of gift card related offers and purchase of eGifts online or through our smartphone application. We plan to expand GoWallet’s features in 2015 to include card exchange functionality and redemption using proxy cards or smartphone interfaces. In addition, we have developed application program interfaces, or APIs, to allow other payment services companies, financial institutions, social networks and retailers with whom we contract to incorporate many of these functions into their online and mobile applications. Revenue contribution from the Digital services business is incorporated into the operating revenues for the related businesses.
Other Services
We receive marketing funds from our content providers to promote their prepaid cards throughout our retail distribution network. In some instances, we may receive a portion of other fees such as account maintenance, interchange or referral fees for certain open loop cards. We also receive other fees related to certain closed loop programs. These revenues have been included in the applicable products detailed above.
We offer card production and packaging services to our prepaid gift and telecom content providers. These services accounted for 2% of total operating revenues in 2014.
Description of Revenue Types
In a typical retail closed loop card transaction, the consumer purchases a gift card from our retail distribution partner who collects the transaction dollar volume. The retail distribution partner then forwards to us the collected amount, less the retail distribution partner’s share of the commission. We then remit the transaction dollar volume of each card, less the total amount of the commission and fees to the applicable content provider. The cardholders access the value they loaded on a closed loop card by using the card to pay for goods or services at the content provider’s physical store point-of-sale system or online at the content provider’s website. We earn commissions and fees from the content providers when a closed loop card is activated.
For a retail open loop card transaction, the consumer purchases a Visa, MasterCard or American Express branded gift card from our retail distribution partner who collects the transaction dollar volume and a purchase fee. For bank-issued cards, the retail distribution partner then forwards to us the transaction dollar volume and purchase fee, less the retail distribution partner’s share of the purchase fee. We then remit the transaction dollar volume of each card to the issuing bank, retaining the balance of the consumer purchase fee. The cardholders can access the value they loaded on an open loop card by using the card to pay for goods or services at any merchant that accepts the network-branded card. For such transactions, the issuing bank transfers funds through the network association to the merchant’s bank following the consumer’s purchase. The process is virtually the same with respect to American Express gift cards. In addition to the portion of the consumer purchase fee, we earn from issuing banks program management fees, as well as interchange fees, account service fees and, in some countries, card expiration fees resulting from the unspent balances on expired cards.
For our Blackhawk Engagement Solutions division, we typically earn client purchase fees for the sale of incentive cards; fees for processing and fulfillment; program management fees, interchange and other fees from issuing banks of open loop incentive cards; commissions on the redemption of certain open loop incentive cards using our proprietary restricted authorization network; monthly or period fees for client use of our management software; and miscellaneous program management and integration fees.

The following table describes how fees are earned for each of the following products:

Products and Services	How We Earn Fees

Closed Loop Gift Cards	Content providers pay us commission and fees based on transaction dollar volume. We share commissions with our retail distribution partners.

Open Loop Gift Cards
Consumers pay a flat fee upon card activation depending on transaction dollar volume. We share this fee with our retail distribution partners and content providers.

Our issuing banks pay us additional program management fees and other fees for our Visa gift cards, based, in part, on unspent balances.

We also earn a portion of merchant interchange fees when customers use our proprietary Visa gift card for purchases.

Prepaid Telecom Products
The telecom carriers pay us a commission based on transaction dollar volume. We share these commissions with our retail distribution partners.

We purchase handsets from manufacturers and sell them with a markup to our retail distribution partners. Our retail distribution partners retain the full proceeds from the sale of handsets to consumers.

Prepaid Financial Services Products
Consumers pay flat fees for the initial purchase and subsequent reloads of our proprietary PayPower GPR cards. We share these fees with our retail distribution partners. In addition, we earn account maintenance fees, interchange and other transaction fees based on consumers’ continued use of these cards.

We earn a flat fee for each third-party GPR card we sell. We share this fee with our retail distribution partners. We also earn account maintenance and interchange fees from these third-party GPR content providers.

When consumers reload GPR cards on our Reloadit network, we collect a fee, which we share with our retail distribution partners. For third-party GPR cards, this fee is also shared with the third-party GPR content provider.

Loyalty, Incentive and Reward Products
We earn fees when we sell incentive cards to our business clients.

We earn fees for processing and fulfillment of consumer rebates.

Our issuing banks pay us additional program management fees and other fees for our open loop incentive cards.

We earn a portion of merchant interchange fees when consumers use our open loop incentive cards for purchases. We earn additional commissions when consumer make purchases using our restricted authorization network cards.

We earn subscription or periodic fees for use by customers of Blackhawk Engagement Solutions' software.

Cardpool Exchange Services	We earn a markup on the sale of pre-owned closed loop gift cards, which we purchase from consumers at a discount to the amount of funds remaining on a card.

Other Fee Categories
Content providers pay us marketing funds to support programs that we coordinate with our retail distribution partners for the in-store or online promotion of their gift cards.

We earn revenue for card production and packaging services for content providers.

We earn fees related to certain closed loop card programs.

 Technology

We own and operate the critical components of our technology platform including our transaction acquiring switch, prepaid card processing system, settlement system and online and eGift platforms. These integrated systems are designed to allow us to authorize, process and settle transactions, ensure security and regulatory compliance, rapidly onboard new retail distribution partners and content providers and provide customer service across our network’s broad points of contact and electronic mediums. We own and operate various technology platforms related to our Blackhawk Engagement Solutions division.
Our product and service offerings are enabled by our technology platform in the following ways:
Gift Cards. We have made a significant investment in direct connections to our retail distribution partners over the past ten years to ensure high reliability of the gift card activation transaction at the point of sale. We process activation transactions primarily through direct connections to the card processing systems of our content providers or their service providers. In addition, for our proprietary U.S. and UK Visa gift cards, we process all post-activation transactions, including redemptions, directly on our proprietary cloud-based processing platform.
Prepaid Financial Services. Our proprietary PayPower products and Reloadit transactions are processed on a co-developed proprietary processing platform, which gives us significant flexibility in adding new functions or developing different program features. Card account and transaction data is extracted to a central data repository for reporting on card usage, analyzing customer behaviors and monitoring for fraudulent or potential money laundering activities. Fraud rules are integrated into the processing platform to provide us with real-time risk alerts and transaction review queues.
Digital Wallet Services. Our wallet platform is built on a scalable and configurable web platform. It deploys a service-oriented architecture in which web services enable other digital wallet providers to utilize the prepaid wallet services we offer.
Cardpool Exchange Services. Cardpool operates on a proprietary platform built on an open source web framework that manages pricing, spreads, orders and inventory for our gift card exchange marketplace and provides a web-based interface for customers and an API-based interface for partners.
Blackhawk Engagement Solutions. Blackhawk Engagement Solutions platforms include software used by business clients for purchase and management of incentives and rewards, a consumer rebate processing platform that digitizes all rebate claims submitted and applies automated program rules for validation of claims, and reward fulfillment platforms that allow us to immediately fulfill approved rewards with checks, prepaid cards, or merchandise. We also provide reports and analytical tools for our business clients to evaluate the effectiveness of their programs.
Over the past three years, our capital expenditures related to the development of these technology platforms, other card management platforms and related hardware totaled over $86 million, including over $37 million in 2014. Over the past two years, we have also acquired multiple platforms as a result of the acquisitions that make up our Blackhawk Engagement Solutions division.
We believe our technology capabilities, enhanced by the platforms we acquired to provide scalable loyalty, incentive and reward solutions, provide us with significant competitive advantages and cannot be easily replicated. Our systems are designed to be secure, highly reliable and scalable. Our technology capital expenditures included expenditures for hardware, licensed software and internally developed software for processing and switching technologies, mobile applications and enhancements to our enterprise resource planning and other infrastructure systems.
Sales and Marketing
Our sales and marketing teams manage our relationships with content providers, retail distribution partners and incentive business clients. They also develop retail marketing programs and communication strategies to reach our consumers. We provide or fund product display fixtures and provide or coordinate merchandising visits intended to maintain in-stock conditions on the displays. We also manage or participate in the design of effective in-store marketing programs funded jointly by our content partners and distribution partners. In addition, we use online marketing in connection with our financial services products, GiftCardMall.com, GiftCardLab.com, IncentiveCardLab.com and Cardpool.com. For our incentive business clients, we provide research papers, consumer and employee analyses and other tools and services to develop their incentive and reward programs.

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
Our services also include a customer service function that utilizes both in-house and third-party call centers to support our proprietary open loop products (gift, GPR and incentive), and general fulfillment and card activation for our retail distribution channel, online gift card sales and our business incentive and reward channel. We employ second level customer and partner support personnel at our corporate headquarters in Pleasanton, California, our call center in Reno, Nevada and at InteliSpend and Parago offices in St. Louis, Missouri and Dallas, Texas respectively. We utilize Interactive Voice Response systems, web-based support and email support in our customer service efforts. We also operate a Network Operations Center at our corporate headquarters to monitor all systems and partner connections worldwide.
Bank Partners
We derive a material amount of our revenue from our program-managed proprietary open loop products, which include our proprietary Visa gift, PayPower GPR and open loop incentive cards. For the year ended January 3, 2015, these programs represented approximately 18.0% of our total operating revenues. The issuing banks for these programs, as well as issuing banks for other network-branded card programs that we program manage, provide Federal Deposit Insurance Corporation (FDIC) insured depository accounts tied to prepaid open loop cards, access to ATM networks, membership in the card associations and other banking functions. The issuing banks hold cardholder funds, charge applicable fees on certain products and collect interchange fees charged to merchants when cardholders make purchase transactions using prepaid open loop cards. Our issuing banks remit some or all of those fees to us plus additional fees for our program management services.
In the United States, we currently serve as program manager for three issuing banks for our proprietary open loop products: MetaBank, Sunrise Bank, N.A. and The Bancorp Bank. MetaBank has been an issuing bank for both our proprietary Visa gift cards and Visa-branded PayPower GPR cards since 2007, was an issuing bank for our incentive and reward products for InteliSpend and Parago, and will continue as an issuing bank for incentive and rewards products for our Blackhawk Engagement Solutions division. Sunrise Bank, N.A. has been an issuing bank for our proprietary Visa gift card program since November 2011. The Bancorp Bank has been an issuing bank for our Visa-branded PayPower GPR cards since May 2012, was and remains an issuing bank for CardLab. For the year ended January 3, 2015, the MetaBank program represented approximately 11.6% of our total operating revenues.
Outside the United States, we contract with several issuing banks for open loop products that we program manage. For the year ended January 3, 2015, these programs represented approximately 2.0% of our total operating revenues.
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

Competition
Due to the breadth of our product offerings and distribution channels, we face a number of competitors across different business sectors domestically and internationally in our Retail Products business, including some competitors whose products we distribute in select locations. Many of our existing competitors with respect to our closed loop and open loop business are larger than we are and have greater resources, larger and more diversified customer bases and greater name recognition than we do. Our competitors include Visa, Western Union, MoneyGram, Green Dot, NetSpend, Euronet and Incomm. New companies, or alliances among existing companies, may be formed that rapidly achieve a significant market position. Our Blackhawk Engagement Solutions division competes with others who provide rebate and incentive processing services such as Young America, ACB and other providers of traditional travel and merchandise incentives and awards such as Maritz and Amia. Our incentives and rewards business also competes with other prepaid products companies for fulfillment of awards including Citibank Prepaid Solutions, InComm, and multiple other prepaid card providers for the incentives business. We also face competition from companies who are developing new prepaid access technologies and from businesses outside of the prepaid industry, including traditional providers of financial services such as banks and money services providers, and card issuers that offer credit cards, private label retail cards and gift cards. Some of these competitors offer digital solutions that do not require plastic cards for redemption by the consumer and allow for the sale of prepaid cards through new or existing online and mobile channels.
Overall, our ability to continue to compete effectively will be based on a number of factors, including customer service, quality and range of products and services offered, price, reputation, customer convenience and other considerations. For additional information about competition, please see “Risk Factors—Risks Related to Our Business and Industry—We face intense competitive pressure, which may materially and adversely affect our revenues and profitability, “—We rely on our content providers for our product and service offerings, and the loss of one or more of our top content providers or a decline in demand for their products, or our failure to maintain existing exclusivity arrangements with certain content providers or to attract new content providers to our network, could have a material adverse effect on our business, results of operations and financial condition” and “—If our retail distribution partners fail to actively and effectively promote our products and services, or if they implement operational decisions that are inconsistent with our interests, our future growth and results of operations may suffer.”
Seasonal Variations
Our business is significantly affected by seasonal consumer spending habits, which are most pronounced in December of each year as a result of the holiday selling season. A significant portion of gift card sales occurs in late December of each year during the holiday gifting season. As a result, we earn a significant portion of our revenues, net income and cash flows during the fourth quarter of each year. We also experience an increase in revenues, net income and cash flows during the second quarter of each year, which we primarily attribute to the Mother's Day, Father's Day and graduation gifting season and the Easter holiday. Depending on when the Easter holiday occurs, the associated increase could occur in either the first or second quarter. For additional information about the effects of seasonality on our business, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations and Seasonality.”
Intellectual Property

The technologies used in the payments industry are protected by a wide array of intellectual property rights. Our intellectual property is important to our continued success. Like other companies in our industry, we rely on patent, trademark and copyright laws and trade secret protection in the United States and other countries, as well as employee and third-party nondisclosure agreements and other methods to protect our intellectual property and other proprietary rights. We also license technology from third parties which provide various levels of protection against technology infringement by third parties.
We pursue the registration of our intellectual property rights, such as domain names, trademarks, service marks and patents, in the United States and in various other countries. We own dozens of registered trademarks, including the Blackhawk Network, Reloadit, InteliSpend, Parago, GoWallet and Talk Shop trademarks. We also have many pending trademark applications. Through agreements with our retail distribution partners and customers, we authorize and monitor the use of our trademarks in connection with their activities with us.
As of January 3, 2015, we own, or are the exclusive licensee of, over 50 patents in various countries providing coverage for systems and methods relating to prepaid product loads and reloads, ewallet services, eGift card transactions, packaging, card design, processing, online services, card exchange, and fraud prevention in eGift card transactions. These patents expire at various dates, ranging from 2015 to 2031. We own over an additional 120 patent applications in various countries for various card assemblies and packaging, security features, activation and processing methods, and online prepaid services and have licensed exclusive rights that arise from ten patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. We believe a robust patent portfolio to protect our intellectual property rights and proprietary systems will become increasingly important as the prepaid industry continues to expand.

Regulation
We operate in an ever-evolving and complex legal and regulatory environment. We, the products and services that we offer and market, and those for which we provide processing services, are subject to a variety of federal, state and foreign laws and regulations, including, but not limited to:

•
federal anti-money laundering laws and regulations, including the USA PATRIOT Act (the Patriot Act), the Bank Secrecy Act (the BSA), anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations in the U.S., and similar international laws and regulations, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act in Canada);

•	state unclaimed property laws and money transmitter or similar licensing requirements;

•
federal and state consumer protection laws, including the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (the CARD Act), and the Durbin Amendment to Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and regulations relating to privacy and data security; and

•	foreign jurisdiction payment services industry regulations.
Anti-Money Laundering Regulation. We are subject to a comprehensive federal anti-money laundering regulatory regime that is constantly evolving. The anti-money laundering regulations to which we are subject include the BSA, as amended by the Patriot Act, which criminalizes the financing of terrorism and enhances existing BSA regimes through: (a) expanding AML program requirements to certain delineated financial institutions; (b) strengthening customer identification procedures; (c) prohibiting financial institutions from engaging in business with foreign shell banks; (d) requiring financial institutions to have due diligence procedures and, where appropriate, enhanced due diligence procedures for foreign correspondent and private banking accounts; and (e) improving information sharing between financial institutions and the U.S. government. Pursuant to the BSA, we have instituted a Customer Identification Program, (CIP). The CIP is incorporated into our BSA/anti-money laundering compliance program. Please see “Risk Factors—Risks Related to Our Business and Industry—We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business” for additional information.
Our subsidiary, Blackhawk Network California, Inc. (Blackhawk Network California), is a registered money services business subject to reporting and recordkeeping requirements related to anti-money laundering compliance obligations arising under the Patriot Act and its implementing regulations. In addition, provisions of the BSA enacted by the Prepaid Access Rule issued by the Financial Crimes Enforcement Network (FinCEN), impose certain obligations, such as registration and collection of consumer information, on “providers” of certain prepaid access programs, including the prepaid products issued by our Blackhawk Engagement Solutions division (operating as Blackhawk Network California) and our issuing banks for which we serve as program manager. FinCEN has taken the position that, where the issuing bank has principal oversight and control of such prepaid access programs, no other participant in the distribution chain, including us as the program manager, would be required to register as a provider under the Prepaid Access Rule. On November 4, 2013, FinCEN affirmed that it did not expect Blackhawk to register as a provider under the Prepaid Access Rule for Blackhawk’s bank-issued products.
In order to qualify for certain exclusions under the Prepaid Access Rule, some of our content providers were required to modify operational elements of their products, such as limiting the amount that can be loaded onto a card in any one day. In addition, pursuant to the Prepaid Access Rule, we and some of our retail distribution partners have adopted policies and procedures to prevent the sale of more than $10,000 in prepaid access (including closed loop and open loop products that fall under the monetary thresholds outlined above) to any one person during any one day.
Anti-Terrorism and Anti-Bribery Regulation. We are also subject to an array of federal anti-terrorism and anti-bribery legislation. For example, the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) administers a series of laws that impose economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other entities that pose threats to the national security, foreign policy or economy of the United States. As part of its enforcement efforts, OFAC publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries, as well as those such as terrorists and narcotics traffickers designated under programs that are not country-specific and with whom U.S. persons are generally prohibited from dealing.
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
Consumer Protection. We are subject to various federal, state and foreign consumer protection laws, including those related to unfair and deceptive trade practices as well as privacy and data security, which are discussed under “Risk Factors—Risks Related to Our Business and Industry—Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition” and “—A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.”
Federal Regulation. At the federal level, Congress and federal regulatory agencies have enacted and implemented new laws and regulations that affect the prepaid industry, such the CARD Act and FinCEN’s Prepaid Access Rule. Moreover, there are currently proposals before Congress that could further substantially change the way banks, including prepaid card issuing banks and other financial services companies, are regulated and are permitted to offer their products to consumers. Non-bank financial services companies, including money transmitters and prepaid access providers, are now regulated at the federal level by the Consumer Financial Protection Bureau (the CFPB), which began operations in July 2011, bringing additional uncertainty to the regulatory system and its impact on our business. Please see “Risk Factors—Risks Related to Our Business and Industry—We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business,” “—Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition,” “—Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition,” and “—Failure by us to comply with federal banking regulation may subject us to fines and penalties and our relationships with our issuing banks may be harmed” for additional information.
State Unclaimed Property. For some of our prepaid products, we or our issuing banks are required to remit unredeemed funds to certain (but not all) states pursuant to unclaimed property laws. However, unclaimed property laws are subject to change. Please see “Risk Factors—Risks Related to Our Business and Industry—Costs of compliance or penalties for failure to comply with or changes in state unclaimed property laws and regulations and changes in state tax codes could have a material adverse effect on our business, financial condition and results of operations” for additional information.
Money Transmitter Licenses or Permits. Most states regulate the business of sellers of traveler’s checks, money orders, drafts and other monetary instruments, which we refer to collectively as money transmitters. While many states expressly exempt banks and their agents from regulation as money transmitters, others purport to regulate the money transmittal businesses of bank agents or do not extend exemptions to non-branch bank agents. We have historically taken the position that state money transmitter statutes do not apply to our core prepaid card distribution business. Nonetheless, in connection with our open loop business, we rely on the money transmitter licenses of Blackhawk Network California in connection with our bank-issued products in some of those states; and our core retail distribution business, Blackhawk Network, Inc., is licensed in connection with gift card distribution in two states, Maryland and West Virginia.
In connection with our Reloadit business and our Blackhawk Engagement Solutions incentive business, Blackhawk Network California is a licensed money transmitter in 47 U.S. jurisdictions and Puerto Rico. The remaining U.S. jurisdictions do not currently regulate money transmitters or have determined that we do not need to be licensed in connection with our current businesses. In those states where we are licensed, we are subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the money transmitter statutes and must comply with various restrictions and requirements, such as those related to the maintenance of certain levels of net worth, surety bonding, selection and oversight of our authorized delegates, permissible investments in an amount equal to our outstanding payment obligations with respect to some of the products subject to licensure, recordkeeping and reporting, and disclosures to consumers. We are also subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, retail distribution partners and other third parties, privacy and data security policies and procedures, and other matters related to our business. As a regulated entity, Blackhawk Network California incurs significant costs associated with regulatory compliance. We anticipate that compliance costs and requirements will increase in the future for our regulated subsidiaries and that additional subsidiaries will need to become subject to these or new regulations. Please see “Risk Factors—Risks Related to Our Business and Industry—If we fail to maintain our existing money transmitter licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected” for additional information.

Privacy. In the ordinary course of our business, we collect and store personally identifiable information about Cardpool customers, holders of our proprietary Visa gift, PayPower GPR and open loop incentive cards, and GoWallet users. This information may include names, addresses, email addresses, social security numbers, driver’s license numbers and account numbers. We also maintain a database of cardholder data for our proprietary Visa gift card relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. These activities subject us to certain privacy and information security laws, regulations and rules in the United States, including, for example, the privacy provisions of the Gramm-Leach-Bliley Act and its implementing regulations, various other federal and state privacy and information security statutes and regulations, and the Payment Card Industry Data Security Standard.
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
Foreign Regulation. We are subject to regulation by foreign governments and must maintain permits and licenses in certain foreign jurisdictions in order to conduct our business. Our Blackhawk Network (UK) Limited subsidiary is regulated as an electronic money institution in the United Kingdom, and in 2012, it began issuing an open loop product. Foreign regulations also present obstacles to, or increased costs associated with, our expansion into international markets. For example, in certain jurisdictions we face costs associated with repatriating funds to the United States, administrative costs associated with payment settlement and other compliance costs related to doing business in foreign jurisdictions. We are also subject to foreign privacy and other regulations. These foreign regulations often differ in kind, scope and complexity from U.S. regulations. Please see “Risk Factors—Risks Related to Our Business and Industry—We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations” for additional information.
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
Card Association and Network Organization Rules. In addition to the federal and state laws and regulations discussed above, we and our issuing banks are also subject to card association and debit network rules and standards. The operating rules govern a variety of areas, including how consumers and merchants may use their cards and data security. Each card association and network organization audits us from time to time to ensure our compliance with these standards. Noncompliance with these rules or standards due to our acts or omissions or the acts or omissions of businesses that work with us could result in fines and penalties or the termination of the card association registrations held by us or any of our issuing banks. Please see “Risk Factors—Risks Related to Our Business and Industry—Changes in card association rules or standards set by Visa, MasterCard and Discover, or changes in card association and debit network fees or products or interchange rates, could materially and adversely affect our business, financial condition and results of operations.”
Employees
As of January 3, 2015, we had 1,860 employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.

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
Our revenues have grown rapidly, increasing from $1.1 billion in 2013 to $1.4 billion in 2014, representing a growth rate of 27.0%. There can be no assurance that we will be able to continue our historic growth rates in future periods. Our ability to maintain and grow our business depends on a number of factors, many of which are outside our control. These include:

•	changes in consumer and corporate preferences and demand for the products and services that we offer;

•	our ability to retain and attract new retail and corporate customers, both in-store and online;

•	our ability to maintain and expand our distribution network and business partners;

•	our ability to maintain and expand the supply and variety of products and services that we distribute and offer;

•	our ability to increase the productivity of our distribution partners’ stores, including through in-store execution of marketing, loyalty and merchandising programs;

•	our ability to anticipate and adapt to technological changes in the industry, as well as to develop new technologies to deliver our product and service offerings;

•	our ability to maintain our relationships with banks that issue open loop prepaid cards (card issuing banks) and other industry participants;

•	pricing pressure in the face of increasing competition and other market forces;

•
regulatory changes or uncertainties that increase compliance costs, decrease the attractiveness of the products and services we offer or make it more difficult or less attractive for us, our distribution partners or our content providers, including card issuing banks, to participate in our industry; and

•
consumer acceptance of our product and services offerings in international markets, and our ability to grow our international operations and manage related regulatory compliance and foreign currency fluctuations.

Even if we are successful in increasing our operating revenues through our various initiatives and strategies, we may experience a decline in growth rates and/or an increase in expenses, which could have a material adverse effect on our business, results of operations and financial condition.
Our operating revenues may decline if we lose one or more of our top retail distribution partners, fail to maintain existing relationships with our retail distribution partners or fail to attract new retail distribution partners to our network, or if the financial performance of our retail distribution partners’ businesses declines.
The success of our business depends in large part upon our relationships with retail distribution partners. During 2014, 2013 and 2012, products sold through our top five largest retail distribution partners accounted for approximately 36.4%, 43.2% and 47.8% of our operating revenues, respectively. Many of our retail distribution partner agreements are subject to renewal every three to five years. Upon expiration of their agreements with us, our distribution partners may enter into relationships with our competitors instead of renewing their agreements with us, renew their agreements with us on less favorable terms or establish direct relationships with our content providers. There is no assurance that we will be able to continue our relationships with these distribution partners on the same terms, or at all, in future periods. Among other things, many of our distribution partner agreements contain varying degrees of exclusivity for us as the provider of prepaid products in their stores, and it is important to our competitive positioning to maintain those exclusive relationships. Our operating results could be materially and adversely affected if any of our significant distribution partners terminates, fails to renew or fails to renew on similar or more favorable terms, its agreement with us; and any publicity regarding such loss could harm our reputation, making it more difficult to attract and retain other distribution partners. In addition, exclusive relationships between potential distribution partners and our competitors as well as other commercial arrangements may make it difficult for us to attract new distribution partners to our network.
The success of our business also depends on the continued success of our distribution partners’ businesses. Accordingly, our operating results may fluctuate with the performance of our partners’ businesses, including their ability to maintain and increase consumer traffic in their stores.
We rely on our content providers for our product and service offerings, and the loss of one or more of our top content providers or a decline in demand for their products, or our failure to maintain existing exclusivity arrangements with certain content providers or to attract new content providers to our network, could have a material adverse effect on our business, results of operations and financial condition.
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
Many of our content provider agreements specify varying degrees of exclusivity for Blackhawk as a third-party distributor. Failure to maintain the same level of exclusivity of any of our agreements, whether upon renewal with our content providers or otherwise, could adversely affect our business, results of operations and financial condition. The exclusive arrangements that we have been able to negotiate vary widely, and in many instances exclusivity is limited to particular channels, such as conventional grocery retailer channels, or more narrowly. Our content providers with limited or no exclusivity arrangements may decide to establish direct relationships with our distribution partners or use other third-party distributors to sell through existing or other channels. Our content providers may also eliminate their third-party distribution relationships entirely and offer their cards only in their own physical and online retail locations. Certain of our content providers represent a significant portion of our revenues, one of which (Apple Inc.) represented 13.6%, 14.7% and 12.5% of our total operating revenues in 2014, 2013 and 2012, respectively.
Some of our contracts with content providers require a bank letter of credit to secure a portion of our payment obligations. Failure to provide adequate security or our failure to demonstrate our credit worthiness to certain content providers, or to prospective new content providers, may adversely affect our ability to maintain our relationships with our content providers or adversely affect our cash flows. Please see Risk Factor titled “Our credit and collateral agreements with Wells Fargo Bank, National Association, and other financial institutions contain certain restrictions that limit our flexibility in operating our business and, in the event of a default, could have a material adverse impact on our business and results of operations.”

Our ability to grow our business depends, in part, on our ability to expand our product offerings by adding new content providers. Some prospective content providers could have exclusive relationships with our competitors. In addition, some of our agreements with content providers prohibit us from offering products of those providers’ competitors. If we are not able to attract new content providers due to exclusivity arrangements, competition or other factors, our business may suffer.
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
We rely on card issuing banks for critical services, such as membership in the Visa card association and provision of FDIC-insured depository accounts tied to our program-managed GPR cards. MetaBank is one of the card issuing banks for our proprietary GPR products and open loop products and, in 2014, was the card issuing bank for the substantial majority of our proprietary open loop gift and GPR products. If our relationship with MetaBank deteriorates, it could hinder our ability to grow our business and have a material adverse effect on our business, results of operations and financial condition. We cannot provide any assurance that we will continue to achieve comparable financial terms related to these programs if we are required or elect to reduce or eliminate new card issuances through MetaBank. Further, we may not be able to renew our existing agreements with card issuing banks or enter into relationships with additional banks on acceptable terms, or at all, in which case we would incur significant transition and other costs and expenses, and users of our products and services could be significantly affected. The MetaBank program represented approximately 11.6%, 9.6% and 10.0% of our total operating revenues for 2014, 2013 and 2012, respectively.
A Supervisory Directive issued to MetaBank in 2010 by the Office of Thrift Supervision, or the OTS, now the Office of the Comptroller of the Currency (the OCC), and a Cease and Desist Order (the Order) issued to MetaBank in July 2011, limited our ability through 2013 to offer MetaBank-issued cards to new distribution partners. As a result, we entered into agreements with Sunrise Bank, N.A. as a second card issuing bank for proprietary Visa gift cards and with The Bancorp Bank (Bancorp) as a second card issuing bank for Visa-branded GPR cards. The Order was terminated by the OCC on August 7, 2014. Nonetheless, there can be no assurance that we will be able to reduce the risk associated with our reliance on MetaBank. We continue to use MetaBank as the card issuing bank for a substantial majority of our proprietary Visa gift cards, and we cannot provide any assurance that we will continue to achieve comparable financial terms related to these programs if we are required, or elect, to reduce or eliminate our issuances through MetaBank. In addition, there has been increased regulatory scrutiny of products and services that are offered by card issuing banks in general (including our card issuing banks) in conjunction with third parties. For example, Bancorp entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the FDIC) which became effective on June 5, 2014. While Bancorp took that action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to its Bank Secrecy Act (BSA) Compliance Program, the Stipulation and Order has in certain cases limited our ability to expand our offering of Bancorp-issued GPR cards. There can be no assurance that we will continue to be able to rely on Bancorp as a secondary card issuing bank for new distribution of GPR cards. As another example, on January 5, 2015, the FDIC published industry guidance (the "FDIC Guidance") in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as 'brokered" deposits. The FDIC determined that funds obtained from consumers as part of the purchase of GPR cards sold to members of the public at retail stores qualify as brokered deposits. Only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval; and an “adequately capitalized“ depository institution may accept brokered deposits only with prior regulatory approval.
As a result of the increased regulatory scrutiny, generally, we have also faced increased compliance costs. To the extent that our card issuing banks continue to face increased regulatory pressure, we may face further increased compliance costs and limits on our product offerings, among other consequences. If any material adverse event were to affect MetaBank, Sunrise Bank, N.A., Bancorp or any other card issuing bank with whom we have a relationship, including a decline in their financial condition, a determination that they were not sufficiently capitalized to allow them to utilize us or our distribution network for selling GPR cards, a decline in the quality of their services, loss of their deposits, their failure or inability to comply with applicable banking and financial regulatory requirements, a systems failure or their inability to pay us fees or outstanding receivable balances, then our business, results of operations and financial condition could be materially and adversely affected.

If our retail distribution partners fail to actively and effectively promote our products and services, or if they implement operational decisions that are inconsistent with our interests, our future growth and results of operations may suffer.
Approximately 80% of our 2014 operating revenues were derived from sales of our products and services at the locations of our retail distribution partners. Our success depends heavily on how our distribution partners display and promote the prepaid products supplied by our content providers, which we can influence and facilitate but do not control. For example, the in-store placement and size of our prepaid card displays, as well as the marketing and merchandising efforts of our distribution partners for our products and services, all have an impact on the number and transaction dollar volume of products and services sold. Although we advise our distribution partners concerning optimal display of the card content, our contracts allow distribution partners to exercise significant discretion over the placement and promotion of our products in their stores. In addition, our distribution partners who only have basic displays of our products may not be willing or able to implement enhanced displays and marketing efforts, which could significantly harm our ability to grow our business. If our distribution partners give more favorable placement or promotion to the products and services of our competitors, or otherwise fail to effectively market our products and services, or implement changes in their systems that disrupt the integration with our processing systems, our results of operations may suffer.
Historically, inclusion of our products and services in certain of our distribution partners’ customer loyalty programs has resulted in significant increases in sales of our products at such partners. A part of our growth strategy is to continue to expand inclusion and promotion of our products in these loyalty programs. However, customer participation in these loyalty programs may decline, or our distribution partners may fail to adopt new loyalty programs that include our distributed products and services, change their existing loyalty programs in a manner that reduces or eliminates inclusion of our products and services or reduces the programs’ effectiveness or terminate their existing loyalty programs altogether. For example, some of these loyalty programs provide for discounts on gasoline. Fuel price declines or reduction of the fuel discount by our distribution partners, could cause customer participation in these loyalty programs to decline. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
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
We and our content providers and distribution partners are subject to a wide variety of federal, state, local and foreign laws and regulations. This legal and regulatory landscape has significantly expanded and has become increasingly complex in recent years, and we expect such trends to continue. These laws and regulations presently include, among others:

•
federal anti-money laundering laws and regulations, including the Patriot Act, the BSA, anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations and similar international laws and regulations, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act in Canada);

•	federal and state consumer protection laws and regulations;

•	state unclaimed property laws and money transmitter licensing requirements; and

•	foreign jurisdiction payment services industry laws and regulations.
Costs of compliance or penalties for failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The laws and regulations applicable to our business, and to the businesses of our content providers and distribution partners, are often unclear and may differ or conflict between jurisdictions, rendering compliance difficult and costly. Failure by us and our regulated subsidiaries or businesses that participate in our distribution network to comply with all applicable laws and regulations could result in fines and penalties, limitations on our ability to conduct our business, or governmental or third-party actions. Regulatory agencies in these matters may seek recovery of large or indeterminate amounts or seek to have aspects of our business or that of our business partners modified or suspended. The outcome of regulatory proceedings or investigations is difficult to predict. Any fines, penalties or limitations on our business could significantly harm our reputation with consumers and other program participants, as well as the reputation of the banks that issue open loop cards that we manage, any and all of which could materially and adversely affect our business, operating results and financial condition, including potentially decreasing acceptance and use of, and loyalty to, our products and services. In addition, if our content providers and distribution partners have adverse experiences resulting from regulatory compliance obligations arising from their relationships with us, they may seek to curtail, terminate or adversely modify those relationships, which could harm our business, operating results and financial condition. In addition, we perform various compliance functions on behalf of our card issuing banks, and any failure to perform those functions properly could result in contractual claims brought against us by our card issuing banks.
We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business.
In the U.S., we are subject to the BSA, as amended by the Patriot Act. In Canada, we are subject to the Proceeds of Crime (Money Laundering) and Terrorist Financing Act. In the U.S., Blackhawk Network California is a registered money services business subject to reporting requirements related to anti-money laundering compliance obligations arising under the Patriot Act and its implementing regulations. A more aggressive enforcement of the BSA and other anti-money laundering and terrorist financing prevention laws or more onerous regulation could increase our or our distribution partners’ compliance costs or require changes in, or place limits upon, the products and services we offer, which in turn could have a material adverse effect on our business, results of operations and financial condition.
In connection with our acquisition in 2013 of substantially all the assets and liabilities of InteliSpend, including our related acquisition and issuance of Discover-branded products and services, Blackhawk Network California subsequently registered as a provider of prepaid access with FinCEN. Consequently, with respect to the Discover-branded products we issue, we are required to comply with the requirements of FinCEN’s Prepaid Access Rule as they apply to providers of prepaid access, which include obligations to obtain personal identifying information for each person who purchases a prepaid access product through our programs and retain access to such information for five years after the last use of such product, serve as a central source of information for law enforcement and file reports of suspicious transactions with the U.S. Treasury Department. Registration as a provider of prepaid access under the Prepaid Access Rule may result in increased costs and diversion of resources away from our core operations. Please see the Risk Factor titled “Recent and future acquisitions or investments could disrupt our business and harm our financial condition” for additional information.
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
We are subject to federal regulation aimed at consumer protection. For example, the CARD Act imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates and prepaid cards. We believe that GPR cards and the maintenance fees charged on our GPR cards are exempt from these requirements under an express exclusion for cards that are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the distribution partner or the program manager promotes, even if occasionally, the use of the GPR card as a gift card or gift certificate. We provide our distribution partners with instructions and policies regarding the display and promotion of our GPR cards so that retailers do not market our GPR cards as gift cards. For example, we instruct retailers to separate or otherwise distinguish our GPR cards from gift cards on their displays. However, we do not control our distribution partners and cannot assure that they will comply with our instructions and policies. If displayed incorrectly, it is possible that our GPR cards would lose their eligibility for this exclusion from the CARD Act requirements, and therefore could be deemed to be in violation of the CARD Act, which could result in the imposition of fines, the suspension of our ability to offer GPR cards, civil liability, criminal liability and the inability of our card issuing banks to apply certain fees to our GPR cards, each of which could have a material adverse effect on our business, results of operations and financial condition.
In addition, on November 13, 2014, the CFPB issued a proposed rule to regulate prepaid accounts (the "Proposed Rule"). The Proposed Rule would cover the GPR cards that we program manage and distribute, our Reloadit product, and potentially certain other products we distribute. With respect to covered products, the Proposed Rule would mandate; (i) extensive pre-purchase and post-purchase disclosures; (ii) expanded electronic billing statements; (iii) adherence to the requirements of Regulation E, including requirements regarding limitations on customer liability and billing error resolution; (iv) adherence to certain requirements of Regulation Z for prepaid accounts that permit negative balances (including overdraft features); and (v) public posting of account agreements. While we believe that application of certain Regulation E provisions to GPR products is appropriate, other components of the Proposed Rule would be highly disruptive to our distribution partners’ business and may materially increase our or our distribution partners’ costs of operation or disrupt our business. Although many in the industry are expected to advocate changes to the Proposed Rule, there can be no assurance that the ultimate rule will adopt the changes advocated. Other aspects of Regulation E compliance could impose additional obligations on our card issuing banks or us, which could increase our costs of operations or make our card issuing banks unwilling to engage in the GPR business.
We also may become subject to further regulation by the CFPB, which on July 17, 2012, issued a final rule defining certain nonbank “larger participants” in markets for consumer financial products or services. It is uncertain whether the CFPB will include money transmission and prepaid cards within the definition of larger participant as well as whether we will be considered a larger participant subject to CFPB regulatory, supervisory and enforcement powers over us. The CFPB can obtain cease and desist orders, which may include orders for restitution or rescission of contracts as well as other kinds of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated the Dodd-Frank Act or CFPB regulations, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the type of cease and desist orders available to the CFPB. Expanded CFPB jurisdiction over our business may increase our compliance costs and risks, which could have a material adverse effect on our business, results of operations and financial condition.
On June 26, 2013, the CFPB issued a final rule (Nonbank Supervisory Rule) that establishes procedures to implement Section 1024(a)(1)(C) of the Dodd-Frank Act, by which the CFPB will supervise certain nonbank entities that offer or provide consumer financial products or services. The CFPB affirmed in the Nonbank Supervisory Rule that nonbank entities providing consumer financial products or services are subject to the CFPB’s regulatory and enforcement authority and that the CFPB may conduct examinations or request information from supervised entities. If the CFPB determines that there is a need to examine us, it could increase our costs of operation or disrupt our business.
Furthermore, failure by us to comply with federal and state privacy and information safeguard laws could result in fines and penalties from regulators and harm to our reputation with our customers and business partners, all of which could have a material adverse effect on our business, results of operations and financial condition.
If we fail to comply with federal banking regulation, we may be subject to fines and penalties and our relationships with our card issuing banks may be harmed.
We are subject to federal banking regulation through our relationships with our card issuing banks. The GPR cards and certain open loop products for which we serve as program manager are the products of MetaBank, Sunrise Bank, N.A., The Bancorp Bank and U.S. Bank, which we refer to collectively as our card issuing banks and which are subject to various federal and state laws and regulation by a number of authorities, including the OCC, the Federal Reserve Bank (the FRB), FDIC, and

the Delaware Office of the State Bank Commissioner. As a third-party service provider to our card issuing banks, we are subject to regulation and audit and examination by the OCC, FRB and FDIC. As an agent of our issuing banks, we are considered “institution-affiliated parties” of our issuing banks and subject to the enforcement jurisdiction of these federal banking agencies for our activities in that capacity. To the extent that we fail to comply with such federal banking regulations, we may incur fines and penalties and our relationships with our issuing banks may be harmed, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
Certain state unclaimed property laws require that card issuers track information on our card products and services and that, if customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction. We are directly responsible for compliance with applicable state unclaimed property laws in connection with our Reloadit business. We have also agreed to provide information to our issuing banks on card usage to enable them to comply with unclaimed property laws with respect to our program-managed bank-issued products for our retail and recently acquired incentive businesses.
States periodically revise their unclaimed property laws to increase state revenues relating to collection of unclaimed property. For example, in 2010 the State of New Jersey adopted regulations that in part require the collection of customer data at the point-of-sale in connection with the sale of prepaid access products. These regulations would have resulted in increased compliance obligations and execution costs for our distribution partners and potentially discouraged consumer purchases due to the inconvenience and sensitivity of personal data collection. On February 5, 2015, the State of New Jersey enacted legislation eliminating this requirement to collect customer data at the point-of-sale. These kinds of changes in laws or related regulations may adversely affect our business, by impacting our content providers, our distribution partners or our cost of doing business. We have derived approximately 1% of our revenues in each of the last three fiscal years from consumers’ failure to redeem prepaid products that we issue. We also earn program management and other fees from the banks that issue our program-managed open loop gift and incentive cards that may be adversely impacted to the extent that unredeemed funds on such products become increasingly subject to state unclaimed property laws. Such fees represented 6.6%, 4.0% and 3.9% of total revenues in 2014, 2013 and 2012, respectively.
In addition, states may also revise their tax codes to introduce new or higher taxes relating to our products and services.
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
In connection with our Reloadit business and the issuance of Discover cards as part of our incentives business offerings, Blackhawk Network California is a licensed money transmitter in 47 U.S. jurisdictions, and most recently in Puerto Rico. The remaining U.S. jurisdictions either do not currently regulate money transmitters or do not regulate our current businesses. If our regulated subsidiaries fail to maintain their existing licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.
Changes in laws and regulations to which we are subject, or to which we may become subject in the future, may materially increase our costs of operation, decrease our operating revenues and disrupt our business.
Changes in laws and regulations, or the interpretation or enforcement thereof, may occur that could:

•	impair or eliminate our ability to conduct certain aspects of our business;

•	increase our compliance and other costs of doing business;

•	require significant product redesign or systems redevelopment;

•	render our products or services less profitable, obsolete or less attractive compared to competing products;

•	affect our distribution partners’ or content providers’ willingness to do business with us or operate in our industry;

•	reduce the amount of revenues that we derive from unredeemed prepaid products;

•	cause loyalty, awards and promotions cards to be treated like other prepaid cards; and

•	discourage distribution partners from offering, and consumers from purchasing, our prepaid products.
Any of these potential changes could have a material adverse effect on our business, results of operations and financial condition. In light of current economic conditions, legislators and regulators have increased their focus on the banking and consumer financial services industry. As a result, in recent years there has been a significant increase in the regulation of the prepaid industry that is intended to protect consumers and help detect and prevent money laundering, terrorist financing and other illicit activities. Please see the Risk Factor titled "Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition."
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
For example, the provisions of the Dodd–Frank Act known as the Durbin Amendment gave the Federal Reserve Bank (the FRB) the power to regulate debit card interchange fees. On June 29, 2011, the FRB issued its final rule that, among other things, allows an issuer to raise its interchange fees by as much as one cent if it implements certain fraud-prevention measures. GPR cards, including certain of our GPR products, and smaller issuing banks, including some of our issuing banks, are exempt from the rule. However, to the extent that one or more of our GPR products or issuing banks lose their exempt status, the interchange rates applicable to transactions involving those GPR products or issuing banks could be affected, which would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations. Please see the Risk Factor titled “We rely on relationships with card issuing banks for services related to products for which we act as program manager, and our business, results of operations and financial condition could be materially and adversely affected if we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us.” Additionally, the Durbin Amendment requires that certain prepaid access products be accessible through two unaffiliated payment networks, which we refer to as the network exclusivity requirement. We and the issuing banks and program managers for these open-loop gift and GPR cards made changes in response to the requirement, which increased certain of our costs. After the Staff of the Board of Governors of the Federal Reserve System, or the Staff, issued certain “frequently asked questions”, or FAQs, relating to the network exclusivity requirement, we, our issuing banks and other program managers made further changes to address each set of FAQs. While we do not presently believe that such changes will have a material adverse effect on our business, results of operations and financial condition, the ensuing litigation challenging the FRB's rule left uncertain the full impact of the Durbin Amendment and highlights the risks related to changes and proposed changes to existing laws and regulations.
In addition, additional changes and proposed changes to other laws and regulations, both domestically and internationally, may materially increase our costs of operation, decrease our operating revenues and disrupt our business. Please see the Risk Factors titled “Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition” and “We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations.”

We face intense competitive pressure, which may materially and adversely affect our revenues and profitability.
The prepaid industry is highly competitive. We face a number of competitors across different sectors both domestically and internationally. We compete with a number of other industry participants in the United States and internationally in connection with prepaid card issuance, program management, prepaid product distribution, marketing and processing, secondary card exchange and most recently, business-to-business transactions involving corporate incentives and consumer promotions, including some competitors with whom we contract for various products or services. We also face competition from eGift and digital gift card providers, as those form factors (which are not ubiquitous today) grow in popularity. We also face competition from companies that are developing new prepaid access technologies and from businesses outside of the prepaid industry, including traditional providers of financial services such as banks and money services businesses, and card issuers that offer credit cards, private label retail cards and gift cards.
We operate a reload network, branded as the Reloadit network, which currently competes with other reload networks, including those for Green Dot, NetSpend and InComm. The nature of that competitive pressure has changed due to fraud issues, which have led Green Dot and InComm to announce plans to discontinue their PIN-based reload product while continuing to operate a swipe-based reload network. Please see the Risk Factor titled “Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us and reduce the use and acceptance of our prepaid access products and services” for additional information.
Many of our current or potential competitors have longer operating histories and greater name recognition than we do. Some have larger or more diversified customer bases. Many also are substantially larger than we are, may have substantially greater financial or other resources than we have, may develop and introduce a wider or more innovative range of products and services than we offer or may implement more effective marketing strategies than we do, thus achieving broader brand recognition, customer awareness and market penetration. To stay competitive, we may need to decrease our commissions and fees earned from content providers, increase the commissions and incentives that we share with our distribution partners or make modifications to the agreements with our content providers and distribution partners that are not favorable to us, any of which could reduce or eliminate our profitability. Increased pricing pressure also increases the importance of cost containment and increased productivity in other areas, including through investments in technology development to support our network, and we may not succeed in these efforts.
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
As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Any quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our Class A common stock and our Class B common stock to fluctuate significantly.
Due to seasonal fluctuations in our business, adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations and financial condition.
Seasonal consumer spending habits significantly affect our business. During 2014, we derived approximately 24.1% of our annual revenues in the last five weeks of our fiscal year. A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. As a result, we earn a significant portion of our revenues and generate a higher portion of our net income during the fourth fiscal quarter of each year. The timing of December holiday sales, cash inflows from our distribution partners and cash outflows to our content providers also results in significant but temporary increases in our cash flow and certain balance sheet items at the end of each fiscal year relative to normal daily balances. We also experience an increase in revenues and cash flows in the second fiscal quarter of each year, which we primarily attribute to Mother’s Day, Father’s Day, the graduation gifting season and the Easter holiday. Depending on when the Easter holiday occurs, the associated increase could occur in either our first or second fiscal quarter. Adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year.
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

Our recently acquired incentives business could suffer if there is a decline in demand for certain types of incentive programs, or for prepaid cards as customer rewards, consumer rebates and channel and employee rewards under such programs.
Business demand for incentive programs in general or some of our programs in particular may stagnate or decline if business promotional strategies change (e.g., from rebates to instant discounts) or if broader economic downturns cause businesses or employers to either end or significantly reduce their use of incentive programs and prepaid cards in connection with them. In addition, businesses may choose an alternative form of incentive (e.g., markdowns, instant discounts, coupons, or alternative forms of reward programs). Consumer or employee perception of certain types of incentive and reward programs may decline, which may cause businesses to use alternate promotional strategies. Consumer or employee perception of prepaid cards as valued incentives or rewards may decline, which may deter businesses from using such cards for reward, rebate, engagement or incentive purposes in general and through our program in particular. Consumer perceptions of gift cards and changes in gifting technologies could harm our incentives business as discussed in the risk factors titled "Our closed loop and open loop gift card business could suffer if there is a decline in the attractiveness of gift cards to consumers" and “Our failure to keep pace with the rapid technological developments in our industry and the greater electronic payments industry may materially and adversely affect our business, results of operations and financial condition.” Finally, legislative, regulatory, or judicially-imposed limitations on promotional strategies or use of prepaid cards in connection with incentive programs may also result in decline in the use of certain types of incentive programs, the use of prepaid cards as a reward option under such programs, or a decline in consumer perception of such programs. Decline or stagnation in business demand for, or use of prepaid cards or consumer acceptance of and demand for, prepaid cards as rewards, incentives or rebates, or a failure of demand to grow as expected, could have a material adverse effect on our business, results of operations and financial condition.
Our ability to increase our revenues from prepaid financial services products, including GPR cards, will depend, in large part, upon the overall success of the prepaid financial services industry.
We earn fees when GPR cards are loaded or reloaded through our network or are used by consumers. If consumers do not maintain or increase their usage of prepaid cards, our operating revenues may remain at current levels or decline. As the financial services industry evolves, consumers may find prepaid financial products and services such as GPR cards to be less attractive than traditional payment instruments, new products offered by others or other financial services. Prepaid financial products and services may fail to maintain or achieve greater popularity for any number of reasons, including the general perception of the prepaid industry, fees associated with the use of GPR cards, the potential for fraud in connection with these products, changes to these products from time to time, including those that result from new regulatory requirements, new technologies and a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment. Negative publicity surrounding other prepaid financial products and service providers could adversely affect our business or our industry as a whole. “Victim-assisted” fraud using financial services products has become more prevalent and either measures taken to reduce such fraud or regulations requiring additional consumer protections could adversely impact our business in this area. See the Risk Factor titled “Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us or our partners and reduce the use and acceptance of our prepaid access products and services."
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

Our operating revenues could be materially and adversely affected by declines in consumer confidence or spending, or changes in consumer preferences.
The prepaid industry depends upon the overall level of consumer spending. Prepaid card sales for gifting purposes are particularly dependent on discretionary consumer spending. Consumer spending may be adversely affected by general economic conditions, including consumer confidence, interest and tax rates, employment levels, salary and wage levels, the availability of consumer credit, the housing market and energy and food costs. The effects of these conditions on our business may be exacerbated by changes in consumer demand for prepaid products and services in general or for the products and services we offer. Adverse economic conditions in the United States or other regions where we conduct business may reduce the number and transaction dollar volume of prepaid cards that are purchased or reloaded through our distribution network, the number of transactions involving those cards and the use of our reload network and related services, all of which could have a material and adverse effect on our business, results of operations and financial condition. If consumer preferences for gift card purchasing changes from primarily physical in-store fixed location displays to digital or online purchasing, the number and transaction dollar volume of prepaid cards that are purchased or reloaded through our physical distribution network and the number of transactions involving those cards and related services could decline, which could have a material and adverse effect on our business, results of operations and financial condition.
Our business depends on the efficient and uninterrupted operation of our transaction processing systems, including our computer network systems and data centers, and if such systems are disrupted, our business, results of operations and financial condition could be materially and adversely affected.
Our ability to provide reliable service to consumers, distribution partners and content providers depends on the efficient and uninterrupted operation of our computer network systems and data centers, as well as those of our content providers, distribution partners and third-party processors. Our business involves the movement of large sums of money, the processing of large numbers of transactions and the management of the data necessary to do both. Our success depends on our ability and the ability of our partners and respective vendors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner.
Our transaction processing systems and websites (or those of our content providers, distribution partners or third-party processors) may experience service interruptions or degradation as a result of processing or other technology malfunction, software defects, technology installation difficulties or delays, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, security breach or cyber attack, physical break-in or accident. Additionally, we rely on service providers for the timely transmission of information across our data network. If a service provider fails to provide the communications capacity or services we require, the failure could interrupt our services. In the event of a service interruption or degradation of our transaction processing systems, the preventive measures we have taken, including the implementation of disaster recovery plans and back-up systems, may not be successful, and we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur, or in the future we may determine to self-insure against some of these risks. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
A data security breach could expose us to costly government enforcement actions, liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.
We and our content providers and distribution partners receive, transmit and store confidential customer and other information in connection with the sale and use of our prepaid products and services. The encryption software and other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened in recent years by advances in computer capabilities and the increasing sophistication of hackers, and companies that store, process and transmit similar information have been specifically and increasingly targeted by sophisticated criminals in an effort to obtain the information and utilize it for fraudulent transactions. We regularly experience unauthorized attempts to access our systems, but to date we have not experienced any material losses in connection with data security breaches. While we have multiple security measures in place to both prevent and detect intrusions, rapid advances in computer capabilities and the increasing sophistication of hackers may expose us to significant losses in the future.
The banks that issue our program-managed cards, as well as our other content providers, distribution partners and third-party processors, also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer information and/or card data, including theft of funds on the card or counterfeit reproduction of the cards. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions and private litigation. In addition, consumers could lose confidence in our ability to protect their personal information, which could cause them to stop buying prepaid products that we offer. A significant data security breach involving company employees could hurt our reputation, cause us recruiting and retention challenges, increase our labor costs and affect how we operate our business.
A data security breach of our or our partners’ systems could lead to fraudulent activity involving our products and services, reputational damage, private claims or regulatory actions against us and increased compliance costs. Any such data security breach could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our business, results of operations and financial condition. Further, a significant data security breach could lead to additional legislation or regulation, which could result in new and costly compliance obligations. We may have to replace any issuing bank or third-party processor that has a security breach, which may not be possible on acceptable terms, or at all. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
Our web customers, as well as those of other companies, may be targeted by parties using fraudulent “spoof” and “phishing” emails or using fraudulent websites that have cloned websites, to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers‘ computers. Spoof or phishing emails and cloned websites appear to be legitimate emails sent by, or legitimate websites operated by, our company. However, these emails or cloned websites may direct recipients to false websites or request confidential information that can be utilized by third parties and could result in the theft, publication, deletion or modification of confidential customer information and/or card data, including theft of funds on the card or in an account. Despite our efforts to mitigate “spoofing”, “cloning” and “phishing” through product improvements, website enhancements, user education and other means, these tactics remain threats that may damage our brands, discourage use of our websites or products, and increase our costs.
We maintain insurance coverage that may cover certain aspects of cyber risks, including coverage for damages suffered by others resulting from actual or alleged act, error or omission in performance of a professional service; damages suffered by others resulting from a failure of computer security, including liability caused by theft or disclosure of confidential information, unauthorized access, unauthorized use, denial of service or transmission of virus; costs to restore or recreate electronic data, computer systems resources, and information assets- including electronically stored credit card numbers and customer databases - damaged due to a network security failure caused by a computer attack; business interruption in certain circumstances; costs to respond to a data privacy or security incident; and cost for investigations brought by PCI in connection with failure to protect private information and/or failure of network security possibly resulting from PCI DSS non-compliance. Nonetheless, such insurance coverage may be insufficient to cover all losses we incur as a result of a data breach or fraud resulting from cyber risks, which could have a material adverse effect on our business, results of operations and financial condition.
Litigation, investigations or regulatory examinations could lead to significant settlements, fines, penalties or compliance costs.
We are involved, and in the future may be involved, in various litigation and regulatory matters arising in the ordinary course of business. We also are subject to ongoing regulatory examinations related to our state money transmitter licenses. We may also be subject to other regulatory investigations from time to time. These matters can result in substantial costs and diversions of management time and other resources. While we do not anticipate any material negative outcomes related to these matters, we can provide no assurance that any pending or future matters will not have a material adverse effect on our business, results of operations and financial condition.

Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us or our partners and reduce the use and acceptance of our prepaid access products and services.
Issuers of prepaid products have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited. Criminals are using increasingly sophisticated methods to acquire or activate prepaid cards illegally or to use prepaid cards in connection with illegal activities. In addition, we are subject to the security vulnerabilities of third parties who provide transaction processing services to us or to our content providers and distribution partners. Furthermore, our Cardpool business subjects us to additional fraud risks associated with previously owned cards or with “merchandise credits.” Merchandise credits function much like a prepaid gift card once issued. Such credits may result from organized retail theft, typically in the form of returns of stolen or fraudulently obtained goods by organized groups of professional shoplifters, or “boosters,” who then convert such goods into merchandise credits, which are sometimes then exchanged for cash. To the extent that our content providers view the exchange of merchandise credits by our Cardpool business as contrary to their efforts to reduce organized retail crime, our relationships with those content providers may be adversely affected. Content providers may also change their merchandise credit practices in a way that hurts our business. In addition, law enforcement agencies have advised us of investigations into the exchange activities of various customers they believe to be involved in such organized retail crime. Although we have introduced enhanced anti-fraud and anti-crime measures, such as improved “know your customer” and suspicious activity reporting in connection with our Cardpool business in an effort to reduce our fraud risk and the risk of illegal activity (including money laundering) being associated with our Cardpool business, the outcome of investigations by law enforcement agencies is difficult to predict. The monetary and other impacts of these investigations and our ongoing risk management actions may remain unknown for a substantial period of time.
Our Reloadit product, which allows the consumer to use the PIN method of reloading GPR cards, has been the subject of fraudulent activity in less than one percent of our sales of the Reloadit product. The most prevalent form of fraud related to this product involves a scammer calling an unsuspecting consumer, convincing the consumer to buy a Reloadit product and providing the scammer with information that allows the scammer to transfer the funds to its own GPR card. This kind of victim-assisted fraud, in which a willing victim purposely gives away their personal information to a stranger, has proven difficult to stop. Two of our competitors have chosen to discontinue their PIN-based reload programs and move fully to a “card swipe” reload process, where the cardholder must be present in the store and swipe the actual GPR card in order to reload funds. We have implemented significant measures to prevent and mitigate different types of fraud, including victim-assisted fraud, and have secured and developed certain technology to prevent fraud against vulnerable populations and to deter scammers from targeting the Reloadit product as a useful vehicle to commit fraud. Nevertheless, our progressive fraud mitigation strategy may not be successful, which could result in losses and reputational damage, which could in turn reduce the use and acceptance of the products and services that we offer, cause distribution partners, content providers or reload network participants to cease doing business with us, lead to new legislation or greater regulation, or lead to civil or criminal proceedings and liability, all of which would increase our compliance costs or increase our direct or indirect expenses associated with fraud and illegal activity, and also could cause us to discontinue the Reloadit product.
In addition, fraudulent or criminal activity involving “spoofing”, “cloning” and “phishing” that appears related to our products or services could harm our business, as discussed in the Risk Factor titled “A data security breach could expose us to costly government enforcement actions, liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.”
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
Prior to customers’ purchases of our gift card products and GPR cards, we, or our content providers or our distribution partners generally bear losses due to theft and fraudulent access based on which party's card processing systems are at fault. Following activation, whether a cardholder bears the loss of any theft, fraudulent access or other loss of a card depends upon the issuer’s cardholder terms and conditions. We generally bear such losses to the extent that (a) we process or program manage the card, (b) the cardholder has registered the card, (c) the loss exceeds the amount for which the cardholder is responsible (with the cardholder’s responsibility ranging from zero to $500) and (d) the cardholder notifies us of the loss within the required time frame.

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
In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and have a material adverse effect on our business, results of operations and financial condition. A portion of the revenue derived from our proprietary open loop cards is derived from our share of the fees charged to merchants for services provided in settling transactions routed through the networks of the card associations and network organizations, referred to as interchange fees. The enactment of the Dodd-Frank Act required the FRB to implement regulations that have substantially limited interchange fees for many issuers of debit cards and prepaid cards. While we believe that the exemption from the limits imposed by the FRB available to small issuing banks, such as MetaBank, Sunrise Bank, N.A. and Bancorp, will apply to our program-managed cards, it remains possible that the card associations and network organizations could reduce the interchange fees applicable to transactions conducted by the holders of cards issued by these banks. If interchange rates decline, whether due to actions by the payment networks, our issuing banks or existing or future legislation or regulation, or the interpretation or enforcement thereof, we may need to adjust our fee structure to offset the loss of interchange revenues. Any price increase in our products and services may make it difficult to acquire customers, to maintain or expand card usage and customer retention, and we consequently could suffer reputational damage and become subject to greater regulatory scrutiny. We may also need to discontinue certain products or services. As a result, our business, results of operations and financial condition could be materially and adversely affected.
We may not be able to operate and scale our technology effectively to match our business growth.
Our ability to continue to provide our products and services to a growing number of content providers and distribution partners, as well as to enhance our existing products and services and offer new products and services, is dependent on our information technology systems. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions in system availability or performance and losses of our network participants. An added challenge is completing the successful integration of the variety of technology platforms acquired pursuant to our recent series of acquisitions. Please see the Risk Factor titled "Recent and future acquisitions or investments could disrupt our business and harm our financial condition." Any failure of our systems in scalability, functionality and integration could have a material adverse effect on our business, results of operations and financial condition.
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
We are subject to changes in the telecom industry, including changes in distribution strategies for carriers, that may reduce our market share. Our telecom providers may choose to distribute their products through other third-party distributors or establish physical or online distribution channels that allow them to reach consumers directly. For example, certain carriers have designated “preferred” distributors for their products in certain channels. In the future, some carriers may de-emphasize or choose to exit the prepaid market, thus reducing the scope of our telecom offerings and overall profitability.
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
The technologies used in the payments industry are protected by a wide array of patents and other intellectual property rights. As a result, third parties have in the past and may in the future assert infringement and misappropriation claims against us, our distribution partners or our content providers from time to time. In the past, we successfully defended litigation asserting that we had infringed a third party's patents. There can be no assurance that any future assertions of infringement or misappropriation will not result in liability or damages payable by us.
In addition, in the past, we have received letters from various other parties claiming to have enforceable patent rights and asserting infringement of them by us. There can be no assurance that these assertions, or any such future assertions, will not result in liability or damages payable by us. For example, on July 31, 2014, Protegrity Corporation asserted that Blackhawk's PayPower product may infringe the claims of ten patents owned by Protegrity. While we evaluated Protegrity's assertions and believe them to be meritless, Protegrity has filed litigations against other parties, primarily banks. Consequently, there can be no assurance that these assertions will not lead to litigation, liability or damages payable by us.
Our distribution partners may be subject to infringement or misappropriation claims that, if successful, could preclude the distribution partner from distributing our products and services. In addition, some of our agreements require that if claims related to our products and services are made against our distribution partners or content providers, we are required to indemnify them against any losses. For example, we previously incurred legal fees and costs to defend a number of our partners in connection with matters alleging patent infringement in connection with activation of prepaid cards.

Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management’s attention or involving us in costly and time-consuming litigation. If we are not successful in defending any such claim, we may be required to pay past and future royalties to use technology or other intellectual property rights then in use, we may be required to enter into a license agreement and pay license fees or stop using the technology or other intellectual property rights then in use, in which case we may have to develop, license or otherwise use other non-infringing technology. Any of these results could have a material adverse effect on our business, results of operations and financial condition.
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
Settlement risk is affected by the seasonality of our business and peaks at year-end as a result of the holiday selling season. As of fiscal year-end January 3, 2015, we estimate that we had settlement risk of $184.9 million, or 35.1% of total Settlement receivables. We are not insured against these risks. We have in the past experienced settlement losses when an intermediary service provider failed to remit payment to us. These losses over the past three fiscal years have been immaterial. While we have undertaken additional efforts to minimize the impact of our content providers' or intermediaries' adverse financial conditions on Blackhawk and its content providers, there is no assurance that these efforts will adequately mitigate potential losses. In 2014, we experienced a handful of smaller distribution partners facing adverse financial conditions, three of which filed for bankruptcy protection. While none of the current bankruptcy matters is individually or collectively material, significant settlement losses resulting from the adverse financial conditions of our distribution partners or intermediaries or due to other factors whether or not directly related to our business (such as economic downturns) could have a material adverse effect on our business, results of operations and financial condition.
We receive important services from third-party vendors, and replacing them would be difficult and disruptive to our business.
In addition to issuing banks, we rely on third-party vendors to provide certain services relating to our business, including customer service, warehousing and distribution, in-store merchandising, card production, transaction processing functions, customer verification services and credit validation. It would be difficult to replace some of our third-party vendors in a timely manner, in particular, our sole warehousing and distribution provider for the United States and Canada and the software and service provider for our proprietary processing platform, in a timely manner if they were unwilling or unable to provide us with these services in the future, and consequently our business and operations could be adversely affected. If we are required to replace a vendor, we may not be able to do so on acceptable terms, or at all. Also, to the extent that any third-party vendor fails to deliver services, either in a timely, satisfactory manner, or at all, our business, results of operations and financial condition could be materially and adversely affected.

Recent and future acquisitions or investments could disrupt our business and harm our financial condition.
On October 23, 2014, we acquired the stock of Parago, Inc. (Parago), a provider of global incentive and engagement solutions. On August 27, 2014, we acquired the stock of CardLab, Inc. (CardLab), an online provider of customizable prepaid incentive and rewards cards. Prior to the acquisition of CardLab, on June 19, 2014, we acquired the stock of Incentec Solutions, Inc. (Incentec), a provider of a software platform that supports the incentives business. On November 12, 2013, we acquired substantially all of the assets and liabilities of a business-to-business card sales company called InteliSpend Prepaid Solutions, LLC and its subsidiaries, or InteliSpend, that involves corporate incentives and consumer promotions. As a result, Blackhawk Network California issues Discover-branded prepaid products and consequently has registered with FinCEN as a provider of prepaid access. For additional information, please see the Risk Factor titled “We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business.” Also in the fourth quarter of 2013, we acquired the stock of Retailo AG, a German company engaged in a prepaid card distribution business in Germany, Switzerland and Austria. In the future, we may pursue other acquisitions or investments that we believe will help us achieve our strategic objectives.
The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

•	potentially increased regulatory and compliance requirements;

•	potential regulatory restrictions on revenue streams of acquired businesses;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention of employees from the acquired company;

•	integration of employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resources and other administrative systems and operations into our systems and operations;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.
If we are unable to address these difficulties and challenges or other problems encountered in connection with our acquisition of Parago, CardLab, Incentec, InteliSpend, Retailo or any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business generally. The difficulties and challenges of successful integration of any acquired company are increased when the integration involves multiple acquired companies or companies with significant operations outside the United States. Consequently, we may not be able successfully to integrate our recently acquired companies, particularly our multiple incentives businesses acquired since November 2013, or to achieve anticipated cost saving across channels and infrastructure.
To the extent that we pay the consideration for any future acquisitions or investments in cash, or any potential earn outs (e.g., the CardLab acquisition), it would reduce the amount of cash available to us for other purposes. Such payments also may increase our cash flow and liquidity risk and, as in the case of the Parago acquisition, could result in increased borrowings under our credit agreement. See the Risk Factor titled “Our debt could adversely impact our operating income and growth prospects and make us vulnerable to adverse economic and industry conditions.” Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses or impairment charges against goodwill or intangible assets on our balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our future success depends upon our ability to attract and retain key personnel.
We depend on a number of key personnel who have substantial experience relevant to the payments industry and our operations. All of our employees, including William Tauscher, our Chief Executive Officer; Talbott Roche, our President; Jerry Ulrich, our Chief Financial and Administrative Officer; David Tate, our Senior Vice President Products and Marketing; Christopher Crum, our Senior Vice President Sales; and Juli Spottiswood, our Senior Vice President and General Manager, Engagement Solutions, are at-will employees. This means that they may terminate their employment with us at any time. Consequently, our future success will depend, to a significant extent, on our ability to identify, attract and retain key personnel, namely our management team and experienced sales, marketing, technical and systems management personnel, as well as finance, legal and compliance personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area, where our principal offices are located, and we may incur significant costs to attract and retain them. In addition, we may experience difficulty assimilating our newly hired personnel and assimilating personnel from acquisition activity, which could have a material adverse effect on our business, results of operations and financial condition. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to identify, attract and retain key personnel, our business, results of operations and financial condition could be materially and adversely affected.
We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations.
We currently conduct business in the United States and 21 other countries (with our international business accounting for approximately 24.0% of our total revenues in 2014), and an important element of our business strategy is the expansion of our business in our existing and new international markets. We are subject to a number of risks related to our foreign operations, including:

•	challenges caused by distance, language and cultural differences;

•	multiple, conflicting and changing laws and regulations, and difficulties in understanding and ensuring compliance with those laws by our employees and business partners;

•	foreign currency fluctuations;

•	differing and potentially adverse tax laws;

•
higher costs associated with doing business internationally, such as costs associated with, tax planning, repatriating funds to the United States, administrative costs associated with payment settlement and other compliance costs related to doing business in foreign jurisdictions;

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
Effective on March 28, 2014, we terminated the cash management and treasury services agreement with Safeway and entered into a credit agreement with a group of lenders led by Wells Fargo Bank, National Association in an initial aggregate principal amount of up to $525 million, consisting of a combination of revolving credit loans, letters of credit and a term loan. On September 24, 2014, the credit agreement was amended in order to permit lenders to issue up to $50 million in foreign-denominated letters of credit on behalf of our company, and to make other modifications and waivers as disclosed in our Current Report on Form 8-K filed on September 30, 2014. On October 23, 2014, the credit agreement was further amended, pursuant to which certain existing and new lenders agreed to provide additional revolving loans and term loans, thus increasing our credit facility to an aggregate principal amount of $725 million. A portion of the increased credit facility was used to consummate the acquisition of Parago, as disclosed in our Current Report on Form 8-K filed on October 24, 2014. The credit agreement, as amended (the Credit Agreement), and other related agreements contain customary restrictions on us or our subsidiaries. Subject to a number of important exceptions, these limitations include covenants that limit or restrict us or our subsidiaries, as the case may be, from:

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
Our obligations under the Credit Agreement are secured by security interests in and liens on all of our present and future assets and those of certain current and potentially future subsidiaries (other than our regulated assets). In addition, the Credit Agreement contains financial covenants that require us to maintain specified financial ratios and satisfy certain financial condition tests. This may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.
The breach of any of these covenants would result in default under the Credit Agreement. Any default, if not waived, could result in our lenders terminating commitments to make loans or extend credit to us. In the event of default, the lenders also could accelerate and declare all or any obligations immediately due, and could take possession of or liquidate collateral. If any of these events occur, we may be unable to appropriate sufficient funds to refinance the Credit Agreement on favorable terms, if at all, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the termination of the Credit Agreement may adversely affect our ability to maintain our relationships with our content providers or adversely affect our cash flows. Please see the Risk Factor titled “We rely on our content providers for our product and service offerings, and the loss of one or more of our top content providers or a decline in demand for their products, or our failure to maintain existing exclusivity arrangements with certain content providers or to attract new content providers to our network, could have a material adverse effect on our business, results of operations and financial condition.”

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
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition and results of operations.
As a result of our acquisitions, a significant portion of our total assets consist of goodwill and intangible assets. Combined goodwill and intangible assets, net of amortization, accounted for approximately 20.2% and 11.7% of the total assets on our balance sheet as of January 3, 2015 and December 28, 2013, respectively. We may not realize the full value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We routinely evaluate whether all or a portion of our goodwill and other intangible assets may be impaired. If it is determined that an impairment has occurred, we would be required under current accounting rules to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition and results of operations.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our Class B common stock retained the 10 votes per share voting power following the Spin-Off. As of February 16, 2015, holders of our Class B common stock beneficially owned shares represented 97% of the voting power of our outstanding capital stock. Due to the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This voting control significantly limits the ability of holders of Class A common stock to influence corporate matters, and, as a result, the market price of our Class A common stock could be materially and adversely affected and may trade at a different price per share than our Class B common stock. On February 23, 2015, our Board of Directors authorized and recommended a proposal, for consideration at the 2015 annual meeting of stockholders, to eliminate our dual class common stock structure. Unless and until such proposal is approved by our stockholders and implemented by the company, the risks attendant to the dual class structure of our common stock remain.
The market prices of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
The market price of our Class A common stock and our Class B common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Since April 18, 2013, the date of our initial public offering, through February 16, 2015, the market price of our Class A common stock has fluctuated from a low of $20.25 per share to a high of $40.51 per share. Since April 14, 2014, the date of our Spin-Off, through February 16, 2015, the market price of our Class B common stock has fluctuated from a low of $22.49 per share to a high of $39.08 per share. Factors that may contribute to fluctuations in the market prices of our common stock include:

•	failure to sustain an active, liquid trading market for our shares;

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	sales of our capital stock by our directors or executive officers;

•	actions by or changes in our relationship with Safeway;

•	the gain or loss of significant distribution partners or content providers;

•
actual or anticipated developments in our business or our competitors' businesses, such as announcements by us or our competitors of significant contracts, acquisitions or strategic alliances, or in the competitive landscape generally;

•	litigation involving us, our industry or both;

•	additions or departures of key personnel;

•	regulatory developments in the United States and/or foreign countries;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our Class A and Class B common stock.

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
The holders of Class B common stock are entitled to 10 votes per share, and the holders of our Class A common stock are entitled to one vote per share. Our Class B common stock retained the 10 votes per share voting power following the Spin-Off. The difference in the voting rights of our Class A and Class B common stock could harm the value of the Class A common stock to the extent that any current or future investor in our common stock ascribes value to the rights of the holders of our Class B common stock to 10 votes per share. In addition, since the Spin-Off, shares of Class B common stock are no longer convertible into shares of Class A common stock. In connection with the Spin-Off, our Class B common stock became listed on the NASDAQ Global Select Market. The existence of multiple classes of common stock could result in less liquidity for our Class A common stock and could depress the price of our Class A common stock. On February 23, 2015, our Board of Directors authorized and recommended a stockholders proposal, for consideration at the 2015 annual meeting of stockholders, to eliminate our dual class common stock structure, as described in our press release issued on the same day. Unless and until such proposal is approved by our stockholders, the pricing and liquidity risks arising from our dual class common stock structure remain.
We incur significant costs as a public company and laws and regulations applicable to public companies may divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. The rules and regulations associated with being a public company also may make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept constraints on policy limits and coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A and Class B common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We are required to assess our internal control over financial reporting on an annual basis and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on the market prices of our common stock.
We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We cannot provide any guarantee that there will not be material weaknesses or significant deficiencies in our internal controls. If our internal control over financial reporting is not effective, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations and lose investor confidence in the accuracy and completeness of our financial reports, which would cause the prices of our common stock to decline. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NASDAQ Global Select Market, regulatory investigations, civil or criminal sanctions and class action litigation.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our Class A common stock and Class B common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
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

•
no cumulative voting in the election of directors, which prevents the minority stockholders from electing director candidates so long as our Class B common stockholders hold a majority of the voting rights of our common stock;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	special meetings of our stockholders can be called only by the Chairman of the Board or by our corporate secretary at the direction of our board of directors;

•
advance notice and other requirements that stockholders, must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;

•
a majority stockholder vote is required for removal of a director only for cause (and a director may only be removed for cause), and a 75% stockholder vote is required for the amendment, repeal or modification of certain provisions of our certificate of incorporation and bylaws; and

•
our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying or preventing a change of control.

Certain anti-takeover provisions under Delaware law also apply to our company. As a result of the Spin-Off, we became subject to Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Furthermore, our amended and restated certificate of incorporation specifies that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

We may need to raise additional capital to support our business in the future, and this capital may not be available on acceptable terms or at all, which may prevent us from growing our business.
We may need to raise additional funds to finance our future capital needs, including developing new products and technologies, operating expenses, and to make repayments under the Credit Agreement (e.g., the term loan facility is due and payable in 3 yearly installments beginning March 21, 2015, in the amounts of $11.25 million, $37.5 million and $56.25 million, respectively, with the remaining outstanding balance due on March 28, 2018). If our unrestricted cash and cash equivalents balances and any cash generated from operations are insufficient to meet our future cash needs, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things, issuing additional shares of our Class A and Class B common stock or other equity securities or debt securities. If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. If we decide to issue debt securities, such securities may have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs and we may be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable
ITEM 2. PROPERTIES
Our principal executive offices are located in Pleasanton, California, in an approximately 149,000-square-foot commercial office building subleased from Safeway, for which the sublease expires on the earlier of April 30, 2017 or, if earlier, the date on which the master lease between Safeway and Safeway’s lessor terminates. We currently lease approximately 93,000 square feet of this building and are scheduled to occupy substantially all of the remaining portions of the building over the next year.
We also maintain leased offices in Phoenix, Arizona; Mesa, Arizona; Denver, Colorado; Reno, Nevada; Wall, New Jersey; Fenton, Missouri; Lewisville, Texas; Addison, Texas; and other small local sales or support office locations in the United States. Internationally, we have primary offices in leased facilities in Toronto, Mexico City, London, Sydney, Cologne and Melbourne and have leased a facility for a near-shore call center in San Salvador, El Salvador. We operate our data centers in co-location facilities provided by third parties in Santa Clara, California and Kent, Washington. We believe that our existing facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings arising in the ordinary course of business. At this time, there are no material pending legal proceedings and no updates to any legal proceedings to which we or any of our subsidiaries is a party.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II. OTHER INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Price Range of Our Class A Common Stock
Our Class A common stock has traded on the NASDAQ Global Select Market under the symbol “HAWK” since April 19, 2013. Our Offering was priced at $23.00 per share on April 18, 2013. Prior to that date, there was no public trading market for our common stock.
Following the Spin-Off, our Class B common stock (“HAWKB”) is traded separately from our Class A common stock (“HAWK”) and may trade at different prices per share than our Class A common stock.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our Class A and Class B common stock as reported on the NASDAQ.

	Class A		Class B
	High	Low	High	Low
Fiscal Year Ended January 3, 2015
Quarter ended March 22, 2014	$29.73	$21.65	N/A	N/A
Quarter ended June 14, 2014	$27.50	$23.18	$26.20	$22.49
Quarter ended September 6, 2014	$29.33	$25.13	$28.71	$24.35
Quarter ended January 3, 2015	$40.51	$27.26	$39.08	$26.47
On February 16, 2015, the closing prices per share of our Class A and Class B common stock as reported on the NASDAQ were $36.59 and $36.13 per share, respectively.
Stockholders
As of February 16, 2015, there were approximately 81 holders of record of our Class A common stock and approximately 9,099 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
We have no present intention to pay future cash dividends on our common stock. Any determination to pay dividends to holders of our common stock in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as the board of directors deems relevant. The terms or our Credit Agreement may restrict our ability to declare and pay cash dividends. See “Management's Discussion and Analysis of financial Condition and Results of Operations--Liquidity and Capital Resources--Cash Flows from Financing Activities” and Note 3—Financing for additional information.
Equity Compensation Plan Information
For equity compensation plan information refer to Item 12 in Part III of this Annual Report.

Recent Sales of Unregistered Securities
On November 3, 2014, we issued 315,972 shares of Class A common stock to one of our distribution partners as a result of its cashless exercise of an outstanding warrant originally issued on April 2, 2013. The issuance was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
From September 7, 2014 through January 3, 2015, we received 2,023 shares of our Class A common stock in the administration of employee stock-based compensation plans.

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
We use a 52-week or 53-week fiscal year ending on the Saturday closest to December 31, and our fiscal quarters consist of three 12-week periods and one 16-week or 17-week period. The fiscal years presented in the tables below consist of the 53-week period ending January 3, 2015, or 2014, and the 52-week periods ended December 28, 2013, or 2013, and December 29, 2012, or 2012, December 31, 2011, or 2011, and January 1, 2011, or 2010. As used in this Annual Report italicized terms reference line items appearing in our consolidated financial statements.
We derived the statement of operations data for 2014, 2013 and 2012 and the balance sheet data for 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report. We derived the statement of operations data for 2011 and 2010 (which we adjusted for certain reclassifications) and our balance sheet data for 2012, 2011 and 2010 (which we adjusted for certain reclassifications) from our audited financial statements not included in this Annual Report.

	2014	2013	2012	2011	2010
	(in thousands, except per share data)
OPERATING REVENUES:
Commissions and fees	$1,107,782	$904,796	$786,552	$639,633	$499,260
Program, interchange, marketing and other fees	220,257	141,735	103,432	87,551	64,611
Product sales	116,924	91,557	69,085	24,622	13,858
Total operating revenues	1,444,963	1,138,088	959,069	751,806	577,729
OPERATING EXPENSES:
Partner distribution expense (3) (4)	762,245	618,490	519,090	417,522	324,435
Processing and services	218,674	157,868	137,105	117,263	95,694
Sales and marketing	189,408	150,516	120,984	94,840	74,783
Costs of products sold	110,917	86,357	66,265	22,567	12,167
General and administrative	66,856	50,830	41,370	38,901	33,618
Transition and acquisition (1)	2,134	2,111	—	332	—
Amortization of acquisition intangibles (1)	19,705	3,349	424	170	67
Change in fair value of contingent consideration (5)	(3,722)	(14,740)	(2,974)	89	—
Total operating expenses	1,366,217	1,054,781	882,264	691,684	540,764
OPERATING INCOME (1) (3) (4) (5)	78,746	83,307	76,805	60,122	36,965
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(184)	241	1,297	1,536	789
Interest expense (2)	(5,647)	—	(11)	(5)	(70)
INCOME BEFORE INCOME TAX EXPENSE	72,915	83,548	78,091	61,653	37,684
INCOME TAX EXPENSE	27,490	29,862	30,199	25,154	18,496
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	45,425	53,686	47,892	36,499	19,188
Add: Net loss attributable to non-controlling interests (net of tax)	122	418	273	—	—
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$45,547	$54,104	$48,165	$36,499	$19,188
EARNINGS PER SHARE:
Basic — Class A and Class B	$0.86	$1.04	$0.93	$0.71	$0.38
Diluted — Class A and Class B	$0.83	$1.02	$0.93	$0.70	$0.37
Weighted average shares outstanding—basic	52,531	51,164	50,045	50,225	50,615
Weighted average shares outstanding—diluted	54,309	52,402	50,045	50,877	50,998

	As of Year-End
	2014	2013	2012	2011	2010
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and restricted cash (1) (6) (7) (12)	$916,615	$550,380	$181,633	$162,642	$70,454
Overnight cash advances to Safeway (6) (8)	—	—	495,000	598,157	504,000
Settlement receivables (6) (9)	526,587	813,448	510,863	249,028	179,221
Total assets (1) (6)	2,485,741	1,981,094	1,533,711	1,301,301	973,690
Settlement payables (6) (9)	1,383,481	1,484,047	1,231,429	990,436	767,898
Note payable (2)	373,754	—	—	—	—
Notes payable to Safeway (10)	27,678	—	—	17,915	10,568
Warrant and common stock liabilities (3)	—	—	26,675	24,943	22,801
Total liabilities (2) (6)	2,197,962	1,752,930	1,436,064	1,186,434	897,754
Redeemable equity (11)	—	—	34,997	30,112	26,632
Total stockholders' equity (3) (4) (11) (12)	287,779	228,164	62,650	84,755	49,304
_____________

(1)
In 2014, we completed our acquisition of Parago, CardLab and Incentec, for which we paid $281.2 million in cash, partially offset by $41.1 million in cash received. We recognized goodwill and intangible assets of $304.3 million and assumed liabilities (excluding deferred income taxes) of $100.5 million. In 2013, we completed our acquisitions of Retailo and InteliSpend. We paid $166.5 million in cash, partially offset by $46.8 million of cash received and trading securities sold for cash. We also recognized goodwill and intangible assets of $171.0 million and assumed liabilities of $79.3 million. Amortization expense related to these intangible assets for all these acquisitions totaled $19.5 million and $2.9 million in 2014 and 2013, respectively, which we report in Amortization of acquisition intangibles. We also incurred acquisition-related expenses totaling $1.8 million and $2.1 million related to these acquisitions, in 2014 and 2013, respectively, which we include in Transition and acquisition expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Use of Liquidity” and Note 2—Business Acquisitions in the notes to our consolidated financial statements.

(2)
In 2014, we entered into our Credit Agreement with a group of banks, which included a term loan of $375 million and a revolving credit facility of $250 million. Interest expense under the Credit Agreement totaled $5.1 million. No amounts were outstanding under the revolving credit facility at year-end 2014. See Note 3—Financing in the notes to our consolidated financial statements.

(3)
Before our Offering, two equity awards to retail distribution partners contained put and call rights. We had recorded Warrant and common stock liabilities related to these equity awards, which represented the potential cash settlement obligation. In 2013, our Offering terminated these put and call rights, which eliminated the performance conditions. Accordingly, we expensed the remaining unamortized fair value of $6.0 million in Partner distribution expense with an offsetting increase to Additional paid-in capital and reclassified Warrant and common stock liabilities to Additional paid-in capital. See Note 9—Equity Awards Issued to Retail Distribution Partners in the notes to our consolidated financial statements.

(4)
In 2013, we issued fully vested warrants to two retail distribution partners that contained no performance or service conditions. We recorded the initial measurement of the fair value of the instruments of $22.3 million in Additional paid-in capital with an offset to Intangible assets. Amortization expense related to these warrants, recorded in Partner distribution expense, totaled $4.5 million $3.0 million in 2014 and 2013. See Note 9—Equity Awards Issued to Retail Distribution Partners in the notes to our consolidated financial statements.

(5)
In 2014, we recorded a mark-to-market decrease of $3.7 million in the estimated fair value of our CardLab contingent consideration liability and, in 2013 and 2012, mark-to-market deceases of $14.7 million and $3.0 million, respectively, in the estimated fair value of our Cardpool contingent consideration liability. See Note 4—Fair Value Measurements in the notes to our consolidated financial statements.

(6)
A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. The timing of December holiday sales, cash inflows from our retail distribution partners and cash outflows to our content providers results in significant but temporary increases in our Cash and cash equivalents, Overnight cash advances to Safeway, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal period end balances. Our 53-week fiscal year for 2014 allowed for an additional week of settlement of our Settlement receivables and Settlement payable balances. For additional information about the effects of seasonality on our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations and Seasonality.”

(7)
Includes $5.0 million at year-end 2014 of restricted cash related to our acquisition of CardLab and $9.0 million, $9.0 million and $8.8 million of restricted cash at year-end 2012, 2011, and 2010, respectively, for an escrow account in accordance with a stock purchase agreement with one of our distribution partners. After our Offering, this cash became unrestricted and was reclassified to Cash and cash equivalents.

(8)
Overnight cash advances to Safeway represent cash amounts that Safeway borrowed from us and invested on an overnight basis for our benefit. At year-end 2013, Safeway did not borrow any cash, and, at year-end 2014, we had terminated the agreement under which Safeway borrowed cash from us.

(9)
Settlement receivables generally represent amounts due from our retail distribution partners for funds collected at the point of sale related to any of our prepaid products. Settlement payables represent the amounts that are due to our content providers or issuing banks.

(10)
At year-end 2014, Notes payable to Safeway represented amounts due to Safeway for Safeway's funding to us for our income tax payments to certain states resulting from our Spin-Off. As a result of Safeway's acquisition by AB Acquisition, LLC on January 30, 2015, these notes, adjusted for anticipated state tax refunds, were contributed to equity. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Cash” and Note 1—Income Taxes, Note 14—Related Party Transactions and Note 15—Subsequent Event in the notes to our consolidated financial statements. In 2011 and 2010, Note payable to Safeway represented amounts due under various notes when Safeway was our Parent.

(11)
Redeemable Equity represents the redemptive value for equity instruments issued to employees and a retail distribution partner that contained provisions requiring us, at the option of the holder, to repurchase the instrument. We adjusted the redemption value of redeemable equity from Stockholders’ equity. Our Offering terminated these rights, and we reclassified redeemable equity to Stockholders’ equity.

(12)
On December 14, 2012, our Board declared a one-time extraordinary cash dividend of $1.369 per common share for stockholders of record as of December 18, 2012, and we paid $69.9 million related to this dividend on December 21, 2012.

For further discussion of items (1) and (3) through (5), please see the “Reconciliation of Non-GAAP Measures” table as well as the discussion of Adjusted operating revenues, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Statistics.”

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
Company Overview
Blackhawk Network Holdings, Inc., together with its subsidiaries (we, us or our) is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and digital forms, as well as related prepaid products and payment services in the United States and 21 other countries. We believe our extensive network provides significant benefits to our key constituents: consumers who purchase or receive the products and services we offer; content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services; distribution partners who sell those products; and business clients that distribute our products as incentives or rewards. For consumers, we provide convenience by offering a broad variety of quality brands and content through retail and online distribution locations or through loyalty, incentive and reward programs offered by our business clients. For our content providers, we drive incremental sales by providing access to millions of consumers and creating new customer relationships. For our retail distribution partners, we provide an important, growing and productive product category that drives incremental store traffic and customer loyalty. And for our business partners, we provide a wide array of services, software and prepaid products to enhance their customer loyalty, sales channel incentive and employee reward programs. Our technology platforms allow us to efficiently and seamlessly connect our network participants and offer new products and services as payment technologies evolve. We believe the breadth of our distribution network and product content, combined with our consumer reach and technology platforms, creates powerful network effects that enhance value for our constituents and drive growth in our business.
We are one of the largest third-party distributors of gift cards in the world based on the total value of funds loaded on the cards we distribute, which we refer to as transaction dollar value. Our retail network connects to more than 600 content providers and over 190,000 active retail distribution locations, providing access to tens of millions consumer visits per week. In addition, we sell physical and electronic gift cards to consumers through leading online distributors and our websites GiftCardMall.com, GiftCardLab.com and Cardpool.com. Our retail channels accounted for over $12.7 billion in transaction dollar value during fiscal 2014.
Through our recent acquisitions of loyalty, incentive and reward providers that include InteliSpend Prepaid Solutions, LLC and its subsidiaries (InteliSpend) in 2013, and Incentec Solutions, Inc. (Incentec), CardLab, Inc. and its subsidiaries (CardLab) and Parago, Inc. and its subsidiaries (Parago) in 2014, we provide customized engagement, incentive and rebate programs for consumers, employees and sales channels. In January 2015, we moved to a align these businesses and drive synergies by restructuring them into Blackhawk Engagement Solutions. Blackhawk Engagement Solutions provides software, services and prepaid products to approximately 2,250 business clients for their loyalty, incentive and reward programs. In 2014, Blackhawk Engagement Solutions processed over 12.4 million rebate, incentive and reward transactions with an aggregate value of $0.8 billion.
Our retail distribution product offerings include gift cards; prepaid telecom products and prepaid financial services products (including general purpose reloadable, or GPR, cards and our reload network). We offer gift cards from leading consumer brands such as Amazon.com, Applebee’s, iTunes, Lowe’s, Macy’s and Starbucks (known as closed loop) and from leading network card associations such as American Express, MasterCard and Visa (known as open loop). We also distribute prepaid telecom products offered by leading prepaid wireless telecom brands. In addition, we distribute GPR cards provided by Green Dot and NetSpend, the industry leaders in this product category, as well as PayPower, our own GPR card. Reloadit, our proprietary reload network, allows consumers to reload funds onto certain of their previously purchased GPR cards. We also offer functionality and connectivity for digital wallet products within the rapidly growing digital payments space as well as an online gift card exchange called Cardpool.

We distribute our products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers. Grocery is our largest channel and enjoys a high volume of frequent visits from all consumer demographics. Our distribution network includes nine of the top ten, and approximately 90% of the aggregate grocery store locations operated by the top 50, conventional grocery retailers in the United States and Canada as reported by Supermarket News in January 2015. These grocery retailers include Ahold, Kroger, Loblaws, Publix and Safeway. We also distribute our products in specialty retailers such as Bed Bath & Beyond, Lowe’s and Staples, in convenience stores such as QuikTrip and Wawa and in other retailers such as JCPenney and Kohl’s. In addition to the United States, we distribute our products in 21 other countries, including Canada, the United Kingdom, Germany and Australia. We have recently expanded into South Korea and South Africa. Our international network includes leading retailers such as Albert Heijn, Carrefour, Loblaws, Morrisons, Tesco and Woolworths. Our international business accounted for approximately 24.0% of our total operating revenues in 2014.
Blackhawk Engagement Solutions provides rebate, incentive and reward processing and validation services. We also provide fulfillment of the incentives and rewards in the form of open loop single-use incentive cards, open loop reloadable incentive cards that allow multiple incentives and rewards to be loaded onto a recipient’s card, and restricted authorization network incentive cards that permit redemption at only selected merchants. Blackhawk Engagement Solutions also fulfills awards with checks and merchandise and sells customizable open loop incentive cards and closed loop incentive cards through our IncentiveCardLab.com web site.

Overview of Operating Results
We have experienced continued growth in revenues and operating results, reflecting our increased number of distribution points, our expanded product and service offerings, the growth in our consumer base and our continued focus on enhancing the value of our network for all participants. From 2012 to 2014, we increased our:

•	Operating revenues from $1.0 billion to $1.4 billion, representing a CAGR of 23%;

•	Adjusted operating revenues from $440.0 million to $682.7 million, representing a CAGR of 25%;

•	Adjusted EBITDA from $99.7 million to $144.6 million, representing a CAGR of 20%;

•	Adjusted net income from $50.6 million to $96.5 million, representing a CAGR of 38%.
In addition, from 2012 to 2014 we increased transaction dollar value from $8.5 billion to $13.5 billion, selling store count from approximately 100,000 to approximately 198,000 and the number of content providers from approximately 500 to approximately 600.
For definitions of Adjusted operating revenues, EBITDA, Adjusted EBITDA and Adjusted net income and related reconciliations to net income or the most appropriate corresponding GAAP measure, please see “Key Operating Statistics.”

Description of Our Revenues
Commissions and Fees—Commissions and fees consist of content provider commissions, consumer purchase fees, GPR load and reload fees, rebate processing fees, client fees, merchant commissions and other transaction-based commissions. We account for total commissions and fees as revenues. The portion of commissions and fees that we pay to our retail distribution partners is accounted for as Partner distribution expense in operating expenses.

•
Content Provider Commissions—We earn the majority of our revenues from commissions paid by content providers for the marketing and distribution of their prepaid cards, which we refer to as closed loop gift cards. For closed loop gift cards and prepaid telecom cards, our commissions are based on a contractual percentage of the aggregate transaction dollar value of the cards recognized during a defined period. This contractual percentage is individually negotiated with each content provider and is generally a fixed percentage. After a closed loop gift card or telecom card is activated, we have no further service obligations and recognize the commissions received as revenue at the time of activation.

•
Consumer Purchase Fees—We generate a portion of our revenue from fees related to open loop gift cards, including our proprietary Visa gift card, American Express and MasterCard network-branded gift cards and GPR cards provided by Green Dot and NetSpend, the industry leaders in this product category, as well as PayPower, our own GPR card. The consumer pays a purchase fee upon activation of an open loop card or the initial load to the GPR cards. These purchase fees vary based on the type of card purchased and the dollar amount of the load transaction. We serve as the program manager for the issuing banks for our proprietary Visa gift and PayPower GPR cards and have ongoing customer service obligations after card activation. We recognize revenue for our proprietary Visa gift card purchase fee ratably in proportion to the historical redemption patterns of the card portfolio over the estimated life of the card (currently 12 months), which presently results in the recognition of approximately 90% of the purchase fee within four months of card activation. We recognize the initial load fee on the PayPower GPR card on a straight-line basis over the estimated life of the card (currently four months). For the American Express and MasterCard network-branded gift cards and the Green Dot and NetSpend branded GPR cards, we receive a contractual percentage of the consumer purchase fee, which we recognize as revenue at the time of card activation as we have no future customer service obligations.

•
Reload Fees—The consumer pays a purchase fee and we earn the fee when consumers reload funds onto their PayPower GPR card or another GPR card through our Reloadit network.We recognize revenue when we process the reload.

•
Rebate Processing Fees—We earn fees for processing and validating consumer rebate submissions from certain of our business clients. These fees cover rebate processing (online and mail-in), rebate validation, customer service and prepaid product fulfillment. For rebates fulfilled by checks, we recognize revenue when we remit the check to the end consumer. For rebates fulfilled with open loop incentive cards, for which we serve as program manager for issuing banks, we recognize revenue ratably in proportion to historical redemption patterns (currently nine months).

•
Client Purchase Fees—We receive fees from our business clients for the sale of open loop incentive cards. Incentive cards include Visa and MasterCard branded cards, for which we serve as program manager for issuing banks. We also issue Discover branded incentive cards. We defer initial client purchase fees ratably over the estimated card life for single use cards (currently nine months) and on a straight-line basis for reloadable cards (currently 24 months), and we recognize fees for reloading cards when the reload is processed.

•
Merchant Commissions—Certain open loop incentive cards are redeemable only at certain merchants utilizing our restricted authorization network technology. We receive commissions from such merchants based on a contractual percentage of the amount redeemed on such restricted access cards as well as for redemptions for non-restricted cards for certain incentive programs. We recognize revenue when the cardholders make purchases and the funds are redeemed.

•
Transaction-Based and Other Fees—We receive transaction-based fees from certain telecom partners related to the use of our proprietary network. These fees vary with usage or volumes and are recognized at the time our network is accessed. We also receive fees for certain services related to our local, regional and sports team card programs such as balance tracking, customer service calls and financial settlement. We recognize revenue when we perform the services.

Program, Interchange, Marketing and Other Fees—Program, interchange, marketing and other fees consist of program management fees, settlement network interchange fees, account service fees, fund expiration fees, fund expiration revenues, marketing revenues from our content providers, incentive and reward platform and program fees and other fees.

•
Program Management Fees—We receive a program management fee from certain of our issuing banks for our proprietary Visa gift card and certain open loop incentive cards. This fee is based on a contractually stated percentage of transaction dollar value and represents a portion of our compensation for the overall management and customer support of our proprietary Visa gift and incentive card programs. The fees are deferred and recognized over the estimated life of the card in proportion to historical redemption patterns. The fee percentages are subject to quarterly adjustment based on changes in the underlying redemption patterns, escheat obligations, regulations and other factors that change the underlying economics of the card portfolio.

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

•
Account Service Fees—We earn a monthly fee and other transaction-based service fees on our PayPower GPR card and earn monthly fees for certain Visa gift and open loop incentive cards, which we charge only after a predetermined amount of time has transpired since card activation. The issuing banks collect these consumer-paid service fees by reducing card balances and remit them to us. We recognize these fees as revenue at the time the card balance is reduced. For certain incentive cards, we earn these fees only to the extent that the fees exceed program management fees previously paid to us for such cards.

•
Fund Expiration Revenue—We serve as issuer of Discover-branded incentive cards and present the cardholder liability in Consumer and customer deposits in our consolidated balance sheets. When funds expire, we recognize revenue and derecognize the liability.

•
Fund Expiration Fees—We receive fees from our issuing banks for certain Visa gift and open loop incentive cards, based on a contractual percentage of the unredeemed funds when the funds expire. We recognize revenue when the funds expire. For certain Visa gift and open loop incentive cards, we earn these fees only to the extent that the fees exceed program management fees previously paid to us for such cards.

•
Marketing Revenue—We receive funds from our content providers to promote their prepaid cards throughout our retail distribution partner network. We generally recognize revenue ratably over the period of the related marketing campaign.

•
Incentive and Reward Platform and Program Fees—We receive fees from certain business clients for the use of our incentive platforms, which allow them to manage and administer their employee and sales channel reward programs, as well our program management services of certain employee reward programs. These fees cover various services, including licensing, hosting and web portal support, account management and customer service, and promotion and content management. These fees are contractually based and are typically charged either on monthly fixed amounts or on the business client's use of the platform. We recognize these revenues as services are provided. We may also charge our business clients for technology services, including technology implementation, web site development or other partner-specific technology enhancements. Revenue is recognized upon completion of the service.

•
Other Fees—In some instances, we may receive a portion of other fees such as account maintenance, interchange or referral fees for open loop gift and GPR cards other than our proprietary Visa gift and PayPower GPR cards. We also receive fees related to certain closed loop card programs. Typically, these fees are recognized when earned and determinable. For one open loop content provider, we received a fee, under deferred payment terms, based on a percentage of transaction dollar value and paid the content provider a fee (a portion of which is also under deferred payment terms) for meeting certain activation targets. We recognize the net amount of these fees upon activation.

Product Sales—Product sales consist of our card production sales, secondary card market sales, telecom handset sales and incentive merchandise rewards.

•
Card Production—We provide card design, development and third-party production services for certain content providers that are separate from the standard content provider contract. We outsource the physical card production to a third party and charge the content provider actual cost plus a margin for managing this process. We recognize revenue when the cards are shipped or delivered pursuant to contractual terms.

•
Secondary Card Market—We generate revenue through our wholly owned subsidiary, Cardpool, by acquiring previously owned closed loop gift cards at a discount from the remaining value on the card and then selling them at a mark-up over our costs (but still at a discount to the value on the card) to consumers. Revenue is recognized when the cards are delivered to the purchaser.

•
Telecom Handsets—We earn revenue from the sale of telecom handsets to our retail distribution partners to facilitate and supplement the sale of our prepaid telecom content providers’ airtime cards. We recognize revenue upon handset shipment to or receipt by the retail distribution partner based upon the shipping terms, net of estimated returns. We may grant price discounts to retail distribution partners to increase sales of the retail distribution partners’ remaining inventory, which we recognize as a reduction of revenue.

•
Incentive Merchandise Rewards—For certain incentive programs, the participant may redeem merchandise as the incentive reward. We earn revenue by charging our business clients for the merchandise and recognize revenue when the product is delivered to the participant.

Description of Our Expenses
Partner Distribution Expense—Partner distribution expense represents the amounts paid to members of our retail distribution partner network and certain business clients for their distribution services related to our content providers’ cards and our proprietary Visa gift, open loop incentive and PayPower GPR cards. We compensate our retail distribution partners by paying them a negotiated share of the commission we receive from our content providers or the consumer purchase fee for open loop cards. The percentage shared is generally fixed, but may vary based on annual load volume. We may provide additional compensation to certain of our retail distribution partners and compensate certain of our business partners for distributing our proprietary Visa gift and open loop incentive cards, for which we earn revenues included in Program, interchange, marketing and other fees. We recognize these expenses upon card activation, except for Visa gift, PayPower GPR and open loop incentive cards where we capitalize these expenses and amortize them based on the same redemption pattern as the related revenue. Partner distribution expense also includes certain program development payments to our distribution partners, as well as mark-to-market charges and intangible amortization expense resulting from equity instruments issued to certain distribution partners.
Processing and Services—Processing and services costs are the direct costs of generating Commissions and fees and Program, interchange, marketing and other fees and include costs of development, integration, maintenance, depreciation and amortization of technology platforms and related hardware; card distribution, fulfillment, merchandising and fixture display amortization; card production and processing for our program-managed Visa gift, PayPower GPR and open loop incentive cards as well as certain other content providers’ cards; rebate processing costs; customer support services; third-party processing; data hosting and data center facilities costs and compensation costs and other departmental costs for technology and operations personnel. These costs are generally expensed as incurred. However, for the Visa gift, PayPower GPR cards and open loop incentive cards, card production costs, upfront transaction processing fees and rebate processing costs are capitalized and expensed based on the same redemption pattern as the related revenue. We also incur significant costs to develop new technology platforms and to add functionality to our existing technology platforms. We capitalize those costs and include them in Property, equipment and technology, net and amortize them to expense over the project’s estimated useful life, which is typically five years. We also include amortization expense from acquired technology in a business combination in processing and services expense. Some costs related to operating our technology platform, including certain technology personnel costs and the cost of our in-store displays and merchandising, are fixed in nature, not increasing directly with increasing prepaid product sales, but certain costs will increase based on expected general growth of our business.
Sales and Marketing—We incur costs, both discretionary and contractual, in the form of marketing allowances, direct advertising campaigns, general marketing and trade promotions to promote content providers’ prepaid cards and our Visa gift and PayPower GPR cards at our retail distribution partner locations. Sales and marketing expenses consist of program marketing and advertising costs, retail distribution partner program development expenses and compensation and other departmental costs for marketing, sales and accounting management personnel. Program development expenses are generally contractually fixed and do not increase based on volume of prepaid product sales. Other sales and marketing costs do not vary directly with the volume of prepaid product sales, but certain costs will increase based on expected general growth of our business.
Costs of Products Sold—Costs of products sold include the direct costs of card production efforts, the costs to acquire previously issued prepaid cards and other direct costs related to our Cardpool secondary gift card market business, costs of telecom handsets and costs of incentive merchandise rewards. We may receive pricing concessions from our telecom handset vendors to increase sales of remaining inventory at retail distribution partners, which we recognize as a reduction of expense and pass onto our retail distribution partners as a reduction of revenue. Most costs of products sold are variable based on the volume of product sales.
General and Administrative—General and administrative expenses include compensation and other departmental costs for executive, finance and accounting, legal, human resources, risk and other administrative staff; related professional service fees; facilities costs and bad debt expense. These costs do not vary directly with the volume of prepaid product sales, but certain costs will increase based on general growth of our business. General and administrative expenses may also include bad debt and legal expenses, which may cause significant fluctuations from period to period.
Transition and Acquisition—Transition and acquisition expense includes acquisition-related costs, such as legal, tax, audit and valuation services and post-acquisition costs for severance and exit and disposal activities.
Amortization of acquisition intangibles—Amortization of acquisition intangibles includes amortization expense for intangible assets, primarily customer and distribution partner relationships, recognized in a business combination.
Change in fair value of contingent consideration—Change in fair value of contingent consideration includes the mark-to-market expense or benefit resulting from changes in the fair value of our contingent consideration liabilities.

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance for the years ended 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands, except percentages, average transaction value, selling stores and per share amounts)
Transaction dollar volume	$13,539,495	$9,914,403	$8,474,285
Prepaid and processing revenues as a % of transaction dollar volume	9.3%	10.0%	10.1%
Partner distribution expense as a % of prepaid and processing revenues	60.3%	62.5%	60.8%
Transaction count	297,163	241,801	216,214
Average transaction value	$45.56	$41.00	$39.19
Selling Stores	198,000	181,700	100,700
Adjusted operating revenues (1)	$682,718	$519,598	$439,979
Adjusted EBITDA (1)	$144,620	$114,168	$99,702
Adjusted EBITDA margin (1)	21.2%	22.0%	22.2%
Adjusted net income (1)	$96,530	$59,108	$50,610
Adjusted diluted earnings per share (1)	$1.77	$1.11	$0.98
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

Transaction Dollar Volume—Represents the total dollar amount of value loaded onto any of our prepaid products and rebates processed during the period. The dollar amount and volume of card sales and rebates processed directly affect the amount of our revenues and direct costs. We measure and monitor Transaction dollar volume by retail distribution partner channel, content provider program and business client program. The significant growth in Transaction dollar volume over the past two years has been driven by expansion of our distribution network, including the addition of new retail distribution partners and expansion into new countries; our acquisitions of InteliSpend and Retailo in 2013 and Parago and CardLab in 2014; and increased consumer use of prepaid products, partly in response to retail distribution partner loyalty and incentive programs, as well as expansion of product content and services we offer.
Prepaid and Processing Revenues as a Percentage of Transaction Dollar Volume—Represents the total amount of Commissions and fees and Program, interchange, marketing and other fees, adjusted to exclude marketing revenues from our content providers (that is, total revenues generated by our prepaid products and services) recognized during the period as a percentage of Transaction dollar volume for the same period. Our prepaid product revenues vary among our various product offerings: closed loop gift and prepaid telecom cards generate the highest rates due to the content provider commissions; open loop gift cards and incentive and reward products and services also generate high rates due to program management fees, interchange and other fees included in Program, interchange, marketing and other fees in addition to the consumer and client purchase fees included in Commissions and fees; financial services products generate the lowest rates due to higher average transaction values. This metric helps us understand and manage overall margins from our product offerings.

Partner Distribution Expense as a Percentage of Prepaid and Processing Revenues—Represents partner distribution expense divided by prepaid product revenues (as defined above under Prepaid product revenues as a percentage of transaction dollar volume) during the period. This metric represents the expense recognized for the portion of content provider commissions and purchase or load fees shared with our retail distribution partners (known as distribution partner commissions), as well as other compensation we pay our retail business partners and certain business clients, including certain program development payments to our retail distribution partners, compensation for the distribution of our open loop products and expense recognized for equity awards issued to certain retail distribution partners. We present this expense as a percentage of prepaid and processing revenues to present the overall portion of our revenues from the sale of our prepaid products and services that we share with our retail distribution partners and business clients. The substantial majority of this expense is distribution partner commissions which are based on a percentage of the gross content provider commissions and consumer purchase fees. These percentages are individually negotiated with our retail distribution partners and are independent of the commission rates negotiated between us and our content providers. Partner distribution expense percentage is affected by changes in the proportion of Transaction dollar volume i) among our various products (as we share significantly lower amounts of revenues included in Program, interchange, marketing and other fees generated by our open loop gift, open loop incentive and financial services products), ii) among our various regions (as commission share percentages differ from region to region, particularly those with sub-distributor relationships) and iii) among retail distribution partners (as the commission share percentage is individually negotiated with each retail distribution partner).
Transaction Count—Represents the total number of transactions, including loads at retail distribution partners, reloads and rebate processing transactions on all of our prepaid products and services during the period.
Average Transaction Value—Represents Transaction dollar volume divided by Transaction count during the period.

Selling Stores—Represents the approximate number of retail store locations selling one or more of our cards during the latest fiscal quarter within the period.
We regard Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share as useful measures of operational and financial performance of the business. We regard Adjusted EBITDA margin as an important financial metric that we use to evaluate the operating efficiency of our business. Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share measures are prepared and presented to eliminate the effect of items from EBITDA, Net income and Diluted earnings per share that we do not consider indicative of our core operating performance within the period presented. Adjusted net income and Adjusted diluted earnings per share are adjusted to include certain significant cash tax savings that we consider important for understanding our overall operating results. Adjusted operating revenues are prepared and presented to offset the commissions paid to our distribution partners. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Adjusted operating revenues. Our Adjusted operating revenues, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share may not be comparable to similarly titled measures of other organizations because other organizations may not calculate these measures in the same manner as we do. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.
We believe Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share are useful to evaluate our operating performance for the following reasons:

•	adjusting our operating revenues for commissions paid to our retail distribution partners is useful to understanding our operating margin;

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

•
non-cash fair value adjustments to contingent business acquisition liability do not directly reflect how our business is performing at any particular time and the related expense adjustment amounts are not key measures of our core operating performance; and

•
cash tax savings resulting from the step up in tax basis of our assets resulting from the Section 336(e) election due to our Spin-Off and the Safeway Merger and cash tax savings from amortization of goodwill and other intangibles or utilization of net operating loss carryforwards from business acquisitions represent significant cash savings that are useful for understanding our overall operating results.

Reconciliation of Non-GAAP Measures:
The following tables present a reconciliation of a reconciliation of Total operating revenues to Adjusted operating revenues, a reconciliation of Net income to EBITDA and Adjusted EBITDA, a reconciliation of Operating income margin to Adjusted EBITDA margin, a reconciliation of Net income to Adjusted net income and a reconciliation of Diluted earnings per share to Adjusted diluted earnings per share, in each case reconciling the most comparable GAAP measure to the adjusted measure, for each of the periods indicated.

	2014	2013	2012
	(in thousands, except percentages and per share amounts)
Adjusted operating revenues:
Total operating revenues	$1,444,963	$1,138,088	$959,069
Partner distribution expense before reclassification (g)	(734,608)	(597,437)	(510,789)
Adjusted operating revenues before reclassification	710,355	540,651	448,280
Partner distribution expense reclassification amount (g)	(27,637)	(21,053)	(8,301)
Adjusted operating revenues	$682,718	$519,598	$439,979
Adjusted EBITDA:
Net income before allocation to non-controlling interests	$45,425	$53,686	$47,892
Interest income and other income (expense), net	184	(241)	(1,297)
Interest expense	5,647	—	11
Income tax expense	27,490	29,862	30,199
Depreciation and amortization	52,919	28,479	18,431
EBITDA	131,665	111,786	95,236
Adjustments to EBITDA:
Employee stock-based compensation	15,365	8,524	5,008
Distribution partner mark-to-market expense (a)	1,312	8,598	2,432
Change in fair value of contingent consideration (c)	(3,722)	(14,740)	(2,974)
Adjusted EBITDA	$144,620	$114,168	$99,702
Adjusted EBITDA margin:
Total operating revenues	$1,444,963	$1,138,088	$959,069
Operating income	$78,746	$83,307	$76,805
Operating margin	5.4%	7.3%	8.0%
Adjusted operating revenues	$682,718	$519,598	$439,979
Adjusted EBITDA	$144,620	$114,168	$99,702
Adjusted EBITDA margin	21.2%	22.0%	22.7%

	2014	2013	2012
	(in thousands except per share data)
Adjusted net income:
Income before income tax expense	$72,915	$83,548	$78,091
Employee stock-based compensation	15,365	8,524	5,008
Distribution partner mark-to-market expense (a)	1,312	8,598	2,432
Change in fair value of contingent consideration (c)	(3,722)	(14,740)	(2,974)
Amortization of intangibles (b)	24,371	6,817	785
Adjusted income before income tax expense	110,241	92,747	83,342
Income tax expense	27,490	29,862	30,199
Tax expense on adjustments (d)	13,684	5,526	2,806
Adjusted income tax expense before cash tax benefits	41,174	35,388	33,005
Reduction in cash taxes payable resulting from amortization of spin-off tax basis step-up (e)	(22,510)	—	—
Reduction in cash taxes payable from amortization of acquisition intangibles and utilization of acquired NOLs (f)	(4,831)	(1,331)	—
Adjusted income tax expense	13,833	34,057	33,005
Adjusted net income before allocation to non-controlling interests	96,408	58,690	50,337
Add: Net loss attributable to non-controlling interests (net of tax)	122	418	273
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$96,530	$59,108	$50,610
Adjusted diluted earnings per share:
Net income attributable to Blackhawk Network Holdings, Inc.	$45,547	$54,104	$48,165
Distributed and undistributed earnings allocated to participating securities	(226)	(692)	(1,464)
Net income attributable to common shareholders	$45,321	$53,412	$46,701
Diluted weighted-average shares outstanding	54,309	52,402	50,045
Diluted earnings per share	$0.83	$1.02	$0.93
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$96,530	$59,108	$50,610
Adjusted distributed and undistributed earnings allocated to participating securities	(429)	(749)	(1,464)
Adjusted net income attributable to common shareholders	$96,101	$58,359	$49,146
Diluted weighted average shares outstanding	54,309	52,402	50,045
Adjusted diluted earnings per share	$1.77	$1.11	$0.98
______________________

(a)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is vested.

(b)
Non-cash expense resulting from the amortization of intangible assets, including distribution partner relationships resulting from the issuance of fully vested awards, recorded in Partner distribution expense and the amortization of intangible assets from business combination, recorded in Amortization of acquisition intangibles.

(c)	Adjustments to reflect a contingent business acquisition liability at its estimated fair value.

(d)	Assumes our statutory tax rate adjusted for certain amounts that are not deductible or taxable for tax purposes.

(e)
As a result of Safeway's merger with Albertsons and our and Safeway's intended Section 336(e) Election, we will recognize a deferred tax asset that we will amortize as a reduction of our taxes payable over 15 years. See “—Liquidity and Capital Resources—Sources of Liquidity” and Note 1—Income Taxes and Note 15—Subsequent Event in the notes to our financial statements for additional information.

(f)
As a result of certain acquisitions, we acquired net operating loss carryforwards that we can use to reduce our income taxes payable. Additionally, for certain acquisitions, we may amortize intangible assets, including goodwill, for tax purposes to reduce income taxes payable.

(g)
We have reclassified 2013 and 2012 amounts within our operating expenses. The changes include the reclassification of compensation to certain distribution partners from Sales and marketing to Partner distribution expense. We have revenue sharing arrangements with certain distribution partners and have granted equity awards to certain distribution partners. The costs of these arrangements are now categorized as Partner distribution expense and no longer included in Sales and marketing.
Results of Operations
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 53-week period ended January 3, 2015, or 2014, and 52-week periods ended December 28, 2013, or 2013, and December 29, 2012, or 2012.
The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our consolidated statements of income for 2014, 2013, and 2012.

	2014	% of Total Operating Revenues	2013	% of Total Operating Revenues	2012	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$1,107,782	76.7%	$904,796	79.5%	$786,552	82.0%
Program, interchange, marketing and other fees	220,257	15.2%	141,735	12.5%	103,432	10.8%
Product sales	116,924	8.1%	91,557	8.0%	69,085	7.2%
Total operating revenues	1,444,963	100.0%	1,138,088	100.0%	959,069	100.0%
OPERATING EXPENSES:
Partner distribution expense	762,245	52.8%	618,490	54.3%	519,090	54.1%
Processing and services	218,674	15.1%	157,868	13.9%	137,105	14.3%
Sales and marketing	189,408	13.1%	150,516	13.2%	120,984	12.6%
Costs of products sold	110,917	7.7%	86,357	7.6%	66,265	6.9%
General and administrative	66,856	4.6%	50,830	4.5%	41,370	4.3%
Transition and acquisition	2,134	0.1%	2,111	0.2%	—	—%
Amortization of acquisition intangibles	19,705	1.4%	3,349	0.3%	424	—%
Change in fair value of contingent consideration	(3,722)	(0.3)%	(14,740)	(1.3)%	(2,974)	(0.3)%
Total operating expenses	1,366,217	94.6%	1,054,781	92.7%	882,264	92.0%
OPERATING INCOME	78,746	5.4%	83,307	7.3%	76,805	8.0%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(184)	—%	241	—%	1,297	0.1%
Interest expense	(5,647)	(0.4)%	—	—%	(11)	—%
INCOME BEFORE INCOME TAX EXPENSE	72,915	5.0%	83,548	7.3%	78,091	8.1%
INCOME TAX EXPENSE	27,490	1.9%	29,862	2.6%	30,199	3.1%
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	45,425	3.1%	53,686	4.7%	47,892	5.0%
Add: Net loss attributable to non-controlling interests (net of tax)	122	—%	418	—%	273	—%
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$45,547	3.2%	$54,104	4.8%	$48,165	5.0%
Although our Chief Operating Decision Maker (CODM) reviews information regarding segment profit for our two reportable segments of US Retail and Incentives & Rewards and International Retail, segment profit for US Retail and Incentives & Rewards excludes significant personnel costs used by that segment in generating revenues, which are substantially included in segment profit for International Retail. Additionally, both segments utilize significant costs, including our technology personnel and related depreciation and amortization of developed technology and related hardware, which we do not include in the determination of segment profit (see Note 12—Segment Reporting and Enterprise-Wide Disclosures for additional information). Accordingly, in the following detailed discussions of our operating results, we discuss Total operating revenues, Partner distribution expense and Adjusted operating revenues for our two reportable segments and discuss our remaining operating expenses at the consolidated level.
Operating Revenues, Partner Distribution Expense and Adjusted Operating Revenues
The following table sets forth our consolidated operating revenues, Partner distribution expense and Adjusted operating revenues for 2014, 2013 and 2012.

	2014	2013	2012	Change 2014 - 2013		Change 2013 - 2012
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$1,107,782	$904,796	$786,552	$202,986	22.4%	$118,244	15.0%
Program, interchange, marketing and other fees	220,257	141,735	103,432	78,522	55.4%	38,303	37.0%
Product sales	116,924	91,557	69,085	25,367	27.7%	22,472	32.5%
Total operating revenues	$1,444,963	$1,138,088	$959,069	$306,875	27.0%	$179,019	18.7%
Partner distribution expense	762,245	618,490	519,090	143,755	23.2%	99,400	19.1%
Adjusted operating revenues	$682,718	$519,598	$439,979	$163,120	31.4%	$79,619	18.1%
US Retail and Incentives & Rewards Segment
The following table sets forth our Total operating revenues, Partner distribution expense and Adjusted operating revenues and related key operating statistics for our US Retail and Incentives & Rewards segment for 2014, 2013 and 2012.

	2014	2013	2012	Change 2014 - 2013		Change 2013 - 2012
	(in thousands, except percentages)
Total operating revenues	$1,105,519	$926,332	$815,942	$179,187	19.3%	$110,390	13.5%
Partner distribution expense	535,378	485,483	430,929	49,895	10.3%	54,554	12.7%
Adjusted operating revenues	$570,141	$440,849	$385,013	$129,292	29.3%	$55,836	14.5%
Transaction dollar volume	$10,715,401	$8,248,551	$7,287,410	$2,466,850	29.9%	$961,141	13.2%
Prepaid and processing revenues as a percentage of transaction dollar volume	9.0%	9.7%	9.9%	(0.7)%	(7.2)%	(0.2)%	(2.0)%
Partner distribution expense as a percentage of prepaid and processing revenues	55.8%	60.8%	60.0%	(5.0)%	(8.2)%	0.8%	1.3%
2014 Compared to 2013
Our Adjusted operating revenues increased primarily due to the increase in our Transaction dollar volume and decrease in Partner distribution expense as a percentage of prepaid and processing revenue, partially offset by a decrease in Prepaid and processing revenue as a percentage of transaction dollar volume:

•
Transaction dollar volume—Increased due to increases in sales of prepaid products through our retail distribution partner network from expansion of our network and increased per-store productivity through most of our network, the growth of incentive products sold from our acquisitions of InteliSpend in the fourth quarter of 2013 and Parago in the fourth quarter of 2014 and an increase in sales through our online and digital distribution channels.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased due to increases in the proportion of program-managed Visa gift and open loop incentive products sold, a decrease in prepaid and processing revenues as a percentage of transaction dollar volume for open loop gift products sold and a decrease in the overall commission rate for closed loop gift cards due to mix. The total of the consumer or client purchase fees and resulting program management fees, interchange and other fees that we earn from our program management services to issuing banks on these products (collectively, program revenues, presented in Program, interchange, marketing and other fees) is less than the average content provider commissions we receive on the sale of closed loop gift and telecom products. Additionally, the expanded availability of variable load Visa gift products decreased prepaid and processing revenue rate in 2014 as these products have a fixed consumer fee and higher average transaction values.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased due to increases in the proportion of program managed Visa gift, open loop incentive and financial services products sold, as well as a decrease in noncash distribution partner mark-to-market and warrant amortization expense as a result of a distribution partners' cashless exercise of an outstanding warrant. We share a significantly smaller portion of our program revenues with our retail distribution partners for Visa gift and financial services products as compared to the portion of content provider commissions for closed loop and telecom products and consumer purchase fees for open loop gift and financial services products that we pay to our retail distribution partners as distribution partner commissions. Additionally, for our open loop incentive products, for which we also earn program revenues, we share a smaller portion of our revenues with business clients. As a result, increases in these program revenues dilute the overall compensation to our retail distribution partners and decrease Partner distribution expense as a percentage of prepaid and processing revenues. However, we incur higher costs to support these products included in Processing and services expense. Noncash distribution partner mark-to-market and warrant amortization expense decreased $5.1 million, or from 1.2% of prepaid and processing revenues in 2013 to 0.5% in 2014.

Our Adjusted operating revenues also increased due to a 33.9%, or $19.8 million, increase in sales from Cardpool (included in Product sales), with minimal impact from marketing revenue and other product sales.
2013 Compared to 2012
Our Adjusted operating revenues increased primarily due to the increase in our Transaction dollar volume partially offset by a decrease in Prepaid and processing revenue as a percentage of transaction dollar volume with minimal impact from Partner distribution expense as a percentage of prepaid and processing revenue.

•
Transaction dollar volume—Increased due to increases in sales of prepaid products through our retail distribution partner network from expansion of our network and increased per-store productivity through most of our network, incentive products sold from our acquisition of InteliSpend in the fourth quarter of 2013 and an increase in sales through our online and digital distribution channels. These increases were partially offset by the discontinuation of our wholesale telecom business and certain low-margin promotional programs.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased due to increases in the proportion of our program managed Visa gift products sold. Similar to our decrease in 2014 compared to 2013, our total revenues on these products is less than the average content provider commissions we receive on the sale of closed loop gift and telecom products.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased due to noncash distribution partner mark-to-market and warrant amortization expense, which increased $7.1 million, or from 0.4% of prepaid and processing revenues in 2012 to 1.2% of prepaid and processing revenues in 2013. Excluding these noncash expense, Partner distribution expense as a percentage of prepaid and processing revenues remained constant due to two offsetting items. Effective as of the beginning of 2013, we entered into a contractual amendment with Safeway, that increased the portion of our commissions and fees revenue that we share with Safeway as distribution partner commissions. The impact of this amendment on 2013 was $8.4 million or 1.0% of prepaid and processing revenues. This amendment was partially offset by increases in the proportion of program managed Visa gift and financial services products sold. Similar to our decrease in 2014 compared to 2013, we share a significantly smaller portion of our program revenues with our retail distribution partners as compared to our commissions and fees revenues. Additionally, in 2012, Partner distribution expense included a $2.3 million charge as a result of a retroactive contract amendment with a retail distribution partner.

Our Adjusted operating revenues also increased due to a 37.7%, or $16.0 million, increase in sales from Cardpool (included in Product sales), a $10.2 million increase in marketing revenue and a $3.8 million increase in other product sales.

International Retail
The following table sets forth our Total operating revenues, Partner distribution expense and Adjusted operating revenues and related key operating statistics for our International Retail segment for 2014, 2013 and 2012.

	2014	2013	2012	Change 2014 - 2013		Change 2013 - 2012
	(in thousands, except percentages)
Total operating revenues	$339,444	$211,756	$143,127	$127,688	60.3%	$68,629	47.9%
Partner distribution expense	226,867	133,007	88,161	93,860	70.6%	44,846	50.9%
Adjusted operating revenues	$112,577	$78,749	$54,966	$33,828	43.0%	$23,783	43.3%
Transaction dollar volume	$2,824,094	$1,665,852	$1,186,875	$1,158,242	69.5%	$478,977	40.4%
Prepaid and processing revenues as a percentage of transaction dollar volume	10.8%	11.5%	11.3%	(0.7)%	(6.1)%	0.2%	1.8%
Partner distribution expense as a percentage of prepaid and processing revenues	74.6%	69.6%	65.5%	5.0%	7.2%	4.1%	6.3%
2014 Compared to 2013
Our Adjusted operating revenues increased primarily due to the increase in our Transaction dollar volume, partially offset by decrease Prepaid and processing revenue as a percentage of transaction dollar volume and an increase in Partner distribution expense as a percentage of prepaid and processing revenue:

•
Transaction dollar volume—Increased due to increases in sales of prepaid products through increases from our sub-distribution relationships in Japan and expansion into South Africa, our acquisition of Retailo in the fourth quarter of 2013 and increases in sales through our existing retail distribution partners worldwide.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased due to our acquisition of Retailo, which generally earns less commissions and fees revenue as a percentage of transaction dollar volume than our other international regions.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased due to increases in the proportion of our products sold through sub-distributor relationships for which we share a larger portion of our commissions and fees revenue, but incur minimal other operating expenses. This increase was partially offset by sales through Retailo which shares a lower portion of its commission revenue with its retail distribution partners, as well as a decrease in noncash mark-to-market expense of $1.0 million, or from 1.2% of prepaid and processing revenues in 2013 to 0.4% in 2014 .

Our Adjusted operating revenues also increased due to a $9.6 million increase in marketing revenues and a $5.0 million increase in card production sales.
2013 Compared to 2012
Our Adjusted operating revenues increased primarily due to the increases in our Transaction dollar volume and Prepaid and processing revenue as a percentage of transaction dollar volume, partially offset by an increase in Partner distribution expense as a percentage of prepaid and processing revenue:

•
Transaction dollar volume—Increased due to increases in sales of prepaid products through increases from our sub-distribution relationship in Japan, our acquisition of Retailo in the fourth quarter of 2013, expansion of our network into new countries in Europe and increases in sales through our existing retail distribution partners worldwide.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Increased slightly due to favorable changes in mix of prepaid products sold, partially offset by our acquisition of Retailo which has lower commission rates.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased due to the increase in the proportion of our products sold through our sub-distributor relationship in Japan for which we share a larger portion of our commissions and fees revenue, but incur minimal other operating expenses, as well as an increase in noncash mark-to-market expense of $2.1 million, or from 0.2% of prepaid and processing revenues in 2012 to 1.2% in 2013.

Our Adjusted operating revenues also increased due to a $9.3 million increase in marketing revenues and a $2.7 million increase in card production sales.
Operating Expenses
The following table sets forth our consolidated operating expenses for 2014, 2013 and 2012.

	2014	2013	2012	Change 2014-2013		Change 2013-2012
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	762,245	618,490	519,090	143,755	23.2%	99,400	19.1%
Processing and services	218,674	157,868	137,105	60,806	38.5%	20,763	15.1%
Sales and marketing	189,408	150,516	120,984	38,892	25.8%	29,532	24.4%
Costs of products sold	110,917	86,357	66,265	24,560	28.4%	20,092	30.3%
General and administrative	66,856	50,830	41,370	16,026	31.5%	9,460	22.9%
Transition and acquisition	2,134	2,111	—	23	1.1%	2,111	—%
Amortization of acquisition intangibles	19,705	3,349	424	16,356	488.4%	2,925	689.9%
Change in fair value of contingent consideration	(3,722)	(14,740)	(2,974)	11,018	(74.7)%	(11,766)	395.6%
Total operating expenses	$1,366,217	$1,054,781	$882,264	$311,436	29.5%	$172,517	19.6%
Partner distribution expense—Please see our discussion of Adjusted operating revenues and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
2014 Compared to 2013
Processing and services expenses increased 38.5% primarily due to a 22.9% increase in Transaction count and an increase in the proportion of our program-managed Visa gift and open loop incentives cards sold, which have higher Processing and services expense but also generate the majority of our revenues included in Program, interchange, marketing and other fees revenue. The $60.8 million increase includes increases of $19.2 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift, PayPower GPR and open loop incentive cards; $15.6 million for personnel costs, including employee and contractor compensation, benefits and travel related costs; $13.7 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, data connectivity, activation transaction processing and other equipment costs; $5.1 million for maintaining our retail distribution partner network, including in-store fixture amortization and merchandising and supply chain costs; and $7.2 million net increase in other costs.
2013 Compared to 2012
Processing and services expenses increased 15.1 % primarily due to an 11.8% increase in Transaction count for 2013 from 2012. The $20.8 million increase includes increases of $4.0 million in in-store fixture amortization and other fixture costs, $3.9 million in depreciation, equipment and data center lease expenses related to capitalized software projects and related hardware, $3.2 million in supply chain costs, $3.2 million in merchandising costs, $2.7 million in net employee and contractor compensation, benefits and travel related costs for technology and operations personnel, and $3.8 million net increase in other costs. Processing and services expenses decreased as a percentage of Total operating revenues to 13.9% in 2013 from 14.3% in 2012 due to increased leverage of our technology infrastructure, partially offset by costs for rolling out new distribution partners and enhanced fixture displays.

Sales and Marketing
2014 Compared to 2013
Sales and marketing expenses primarily increased due to a $16.1 million increase in program marketing and development expenses, which partly resulted from the $8.5 million increase in marketing revenue in Program, interchange, marketing and other fees as well as the enhancement and expansion of our distribution network and related marketing programs. Sales and marketing expenses also increased due to a $19.9 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily from our acquisition of InteliSpend and Parago, and a $2.9 million net increase in other costs.
2013 Compared to 2012
Sales and marketing expenses increased primarily due to a $25.1 million increase in program marketing and development expenses, most of which resulted from the $19.5 million increase in marketing revenue in Program, interchange, marketing and other fees which are in turn used to fund marketing programs. This increase also reflects a $4.5 million increase in personnel costs, including employee compensation, benefits and travel related costs.
Costs of Products Sold
2014 Compared to 2013
Costs of products sold increased due to an $18.3 million increase in Cardpool costs and a $6.3 million increase in all other costs. Costs of products sold increased to 94.9% of product sales in 2014 compared to 94.3% in 2013 primarily due to a decrease in the gross margin percentage for telecom handsets, partially offset by an increase in the gross margin percentage for Cardpool.
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
General and Administrative
2014 Compared to 2013
General and administrative expenses increased primarily due to a $13.8 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily as a result of our acquisition of InteliSpend, and $6.1 million increase in other net costs, primarily resulting from professional services related to our Spin-Off and rent expense and other operating costs from InteliSpend. These increases were partially offset by a $3.9 million benefit for the reversal of our previously recorded reserve (including interest) for patent infringement litigation with e2interactive and Interactive Communications International, Inc. (see Note 11—Commitments and Contingencies in the notes to our consolidated financial statements).
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
Transition and Acquisition Expenses
Transition and acquisition expenses include professional service expenses incurred in conjunction with our acquisitions of Parago, CardLab and Incentec in 2014 and InteliSpend and Retailo in 2013. We had no such expenses in 2012.
Amortization of Acquisition Intangibles
Amortization expense in 2014 includes full year amortization of intangibles from InteliSpend and Retailo and amortization from the dates of acquisition through year-end for Parago, CardLab and Incentec. Amortization expense in 2013 included amortization from the dates of acquisition through year-end for InteliSpend and Retailo.

Change in Fair Value of Contingent Consideration
The decreases in the estimated fair values of contingent consideration relate to our CardLab contingent consideration liability in 2014 and to our Cardpool contingent consideration liability in 2013 and 2012. The decreases of our contingent liability reflected changes and delays in the launch of expected incentive programs for CardLab and delays in the launches of new card acquisition channels for Cardpool.
Other Income (Expense) and Income Tax Expense
The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates in 2014 and 2013.

	2014	2013	2012	Change 2014-2013		Change 2013-2012
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$(184)	$241	$1,297	$(425)	(176.3)%	$(1,056)	(81.4)%
Interest expense	(5,647)	—	(11)	(5,647)	—%	11	(100.0)%
Total other income (expense)	$(5,831)	$241	$1,286	$(6,072)	(2,519.5)%	$(1,045)	(81.3)%
INCOME TAX EXPENSE	$27,490	$29,862	$30,199	$(2,372)	(7.9)%	$(337)	(1.1)%
EFFECTIVE TAX RATE	37.7%	35.7%	38.7%	2.0%		(3.0)%
Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments and Overnight cash advances to Safeway balances, as well as foreign currency transaction gains and losses and other non-operating gains and losses. During 2014, interest income consisted solely of short-term cash investments since Safeway did not borrow any of our cash balances. Interest income has fluctuated with the amount and duration of the short-term cash investments and Overnight cash advances to Safeway balances and changes in interest and commercial paper rates. Such investments were significantly lower in 2014, compared to 2013, due to our acquisitions of InteliSpend and Retailo in the fourth quarter of 2013, and lower in 2013, compared to 2012, due to our dividend of $69.9 million in the fourth quarter of 2012. Interest expense includes interest charged under our Credit Agreement and the amortization of deferred financing costs and the discount on our term loan (see Note 3—Financing in the notes to our consolidated financial statements). Interest expense in 2014 totaled $5.7 million, including $3.7 million under our term loan, $1.5 million for our revolving credit facility and $0.5 million for amortization of deferred financing costs.
In late March 2014, we terminated our Cash Management and Treasury Services Agreement with Safeway (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from us, and we borrowed from Safeway to meet our working capital and capital expenditure requirements (See Note 14—Related Party Transactions in the notes to our consolidated financial statements). In conjunction with such termination, we entered into a credit agreement with a group of banks. See Note 3—Financing in the notes to our consolidated financial statements and “—Liquidity and Capital Resources—Sources of Liquidity” for additional information.
Income Tax Expense
2014 Compared to 2013
Our effective rate for 2014 was higher primarily due to higher amounts of nontaxable income in 2013 from the noncash credit for the change in fair value of contingent consideration. This increase was partially offset by a benefit in 2014 from the foreign rate differential, lower amounts of non-deductible expenses from mark-to-market expense on redeemable common stock and lower amounts of nondeductible equity based compensation expense for certain executives, which, as a result of our Offering, became subject to IRS limitations.
In April 2014, we and Safeway executed the second Amended and Restated Tax Sharing Agreement (the SARTSA). See Note 1—Income Taxes in the notes to our consolidated financial statements for information regarding this agreement.

2013 Compared to 2012
Our effective tax rate for 2013 was lower primarily due to higher nontaxable income from the noncash credit adjustment resulting from the reduction in the estimated fair value of the Cardpool contingent consideration liability, partially offset by higher amounts of non-deductible expenses from mark-to-market expense on redeemable common stock, non-deductible amounts of stock-based compensation for certain of our executives as a result of our Offering and other net individually immaterial items. As a result of our Offering, certain compensation for certain executives became subject to IRS limitations. We were not able to avail ourselves to one-year transition rules related to stock-based awards granted prior to our Offering since we are the subsidiary of a publicly traded company. As a result, we wrote-off deferred tax assets related to stock-based compensation for certain executives and no longer recognize any income tax benefits related to such stock compensation expense.
Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our Offering. These noncash items also include the amortization of intangible assets from business combinations which have no cash tax impact from the offsetting amortization of deferred tax liabilities but may impact our effective tax rate due to jurisdictional mix. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for 2014, 2013 and 2012, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable items, nondeductible items and other noncash items that we do not consider indicative of our core operating performance within the period presented. We view our Adjusted effective income tax rate based on Adjusted tax expense before cash tax benefits since these cash tax benefits are not indicative of our underlying effective tax rate.

	2014
	Income Before Income Tax Expense	Income Tax Provision	Effective Income Tax Rate
	(in thousands, except percentages)
As reported	$72,915	$27,490	37.7%
Employee stock-based compensation	15,365	4,503
Distribution partner mark-to-market expense	1,312	497
Change in fair value of contingent consideration	(3,722)	—
Amortization of intangibles	24,371	8,684
Adjusted	$110,241	$41,174	37.3%

	2013
	Income Before Income Tax Expense	Income Tax Provision	Effective Income Tax Rate
	(in thousands, except percentages)
As reported	$83,548	$29,862	35.7%
Employee stock-based compensation	8,524	957
Distribution partner mark-to-market expense	8,598	2,008
Change in fair value of contingent consideration	(14,740)	—
Amortization of intangibles	6,817	2,561
Adjusted	$92,747	$35,388	38.2%

	2012
	Income Before Income Tax Expense	Income Tax Provision	Effective Income Tax Rate
	(in thousands, except percentages)
As reported	$78,091	$30,199	38.7%
Employee stock-based compensation	5,008	1,885
Distribution partner mark-to-market expense	2,432	751
Change in fair value of contingent consideration	(2,974)	—
Amortization of intangibles	785	170
Adjusted	$83,342	$33,005	39.6%
2014 Compared to 2013
Our Adjusted effective income tax rate for 2014 was lower primarily due to the benefit from the foreign rate differential based on jurisdictional mix of income and research and development credits claimed in 2014.
2013 Compared to 2012
Our Adjusted effective income tax rate for 2013 was lower primarily due to true-ups that we recorded for our foreign income tax provisions in 2012 with minimal impact from our foreign tax rates. This decrease was partially offset by an increase in our state tax rate, which was mitigated due to a decrease in the U.S. portion of our total taxable income.

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
 The table below illustrates the quarterly transaction dollar volume for all our products for each of the last five fiscal years. Our fiscal year consists of a 52-week or 53-week period ending on the Saturday closest to December 31. Consequently, our fiscal quarters consist of three 12-week periods and one 16-week or 17-week period ending on a Saturday. Fiscal 2010, 2011, 2012 and 2013 included 52 weeks, and Fiscal 2014 included 53 weeks. As a result, our fourth fiscal quarter of each year contains not only the holiday gifting season but also an extra four weeks (or five weeks for 53-week fiscal years) when compared to our first three fiscal quarters.

The following tables set forth unaudited consolidated statements of operations data for our four fiscal quarters of 2014 and 2013. We prepared our consolidated statements of operations for each of these quarters on the same basis as our audited consolidated financial statements. In the opinion of our management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Q4 ‘14	Q3 ‘14	Q2 ‘14	Q1 ‘14	Q4 ‘13	Q3 ‘13	Q2 ‘13	Q1 ‘13
	(in thousands)
OPERATING REVENUES:
Commissions and fees	$511,458	$201,888	$216,341	$178,095	$425,232	$158,270	$176,819	$144,475
Program, interchange, marketing and other fees	100,276	43,895	40,421	35,665	63,118	25,352	28,907	24,358
Product sales	47,143	23,244	27,182	19,355	32,830	22,374	20,136	16,217
TOTAL REVENUES	658,877	269,027	283,944	233,115	521,180	205,996	225,862	185,050
OPERATING EXPENSES:
Partner distribution expense	346,968	142,542	148,428	124,307	283,965	108,267	127,927	98,331
Processing and services	85,020	46,715	45,314	41,625	56,547	34,927	34,258	32,136
Sales and marketing	78,288	36,668	41,374	33,078	66,802	27,580	30,158	25,976
Costs of products sold	44,172	21,946	25,495	19,304	30,575	21,423	18,509	15,850
General and administrative	25,156	16,163	10,934	14,603	17,715	10,320	11,015	11,780
Transition and acquisition	1,774	326	32	2	2,111	—	—	—
Amortization of acquisition intangibles	8,866	3,004	3,426	4,409	3,056	97	97	99
Change in fair value of contingent consideration	(3,722)	—	—	—	(13,485)	(352)	(1,481)	578
OPERATING EXPENSES	586,522	267,364	275,003	237,328	447,286	202,262	220,483	184,750
OPERATING INCOME (LOSS)	72,355	1,663	8,941	(4,213)	73,894	3,734	5,379	300
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(310)	182	353	(409)	(191)	59	96	277
Interest expense	(3,566)	(1,080)	(956)	(45)	—	—	—	—
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	68,479	765	8,338	(4,667)	73,703	3,793	5,475	577
INCOME TAX EXPENSE (BENEFIT)	25,646	352	3,275	(1,783)	24,530	1,544	3,470	318
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	42,833	413	5,063	(2,884)	49,173	2,249	2,005	259
Loss (income) attributable to non-controlling interests (net of tax)	(116)	142	53	43	99	106	126	87
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK, INC.	$42,717	$555	$5,116	$(2,841)	$49,272	$2,355	$2,131	$346

Overall, our business experiences a seasonal pattern that historically has resulted in an increase in revenues during the second and fourth fiscal quarters, a significant sequential decrease in revenues from the fourth to first fiscal quarters and a modest sequential decrease from the second to third quarters. While Partner distribution expense and some other expenses are directly related to volume of prepaid card sales, many of our expenses, including significant portions of technology infrastructure and personnel costs, are either fixed or less variable and are incurred ratably over the fiscal year. In addition, we generally increase in-store display and merchandising expenses in advance of the fourth fiscal quarter holiday shopping period.

Liquidity and Capital Resources
A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. The timing of December holiday sales, cash inflows from our retail distribution partners and cash outflows to our content providers results in significant but temporary increases in our Cash and cash equivalents, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. As a result, the year over year comparison of cash generated by operating activities and total changes in cash can vary significantly. Through 2013, we lent a portion of our cash balances to Safeway on an overnight basis and earned interest at market rates. Since this arrangement was with our Parent, and funds had minimal credit and interest exposure and were immediately available to meet our liquidity needs, we viewed the total of Cash and cash equivalents and Overnight cash advances to Safeway as our total cash available. In 2014, pursuant to our cash and credit risk management strategy, we invested our excess cash balances in short-term, highly liquid investments that we present as Cash and cash equivalents. During 2014, our average monthly balances of Cash and cash equivalents, excluding our year-end balances, was $234.4 million.
The following table sets forth the major sources and uses of cash for the last three fiscal years.

	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$286,304	$28,250	$20,157
Net cash provided by (used in) investing activities	(282,813)	353,687	79,802
Net cash provided by (used in) financing activities	367,731	457	(82,020)
Effect of exchange rates on cash	(9,987)	(4,679)	1,052
Net increase in cash and cash equivalents	$361,235	$377,715	$18,991
Adjusted for change in overnight cash advances to Safeway	—	(495,000)	(103,800)
Net increase (decrease) in cash and cash equivalents and overnight cash advances to Safeway	$361,235	$(117,285)	$(84,809)
Adjusted Net Cash Provided by Operating Activities and Free Cash Flow
Adjusted net cash provided by operating activities is calculated as the net cash used in operating activities adjusted to exclude the impact from changes in Settlement receivables, Settlement payables and Consumer and customer deposits. Free cash flow is calculated as Adjusted net cash provided by operating activities, less Expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses is therefore excluded from our calculations of Adjusted net cash provided by operating activities and Free cash flow. Additionally, we receive funds from consumers or business clients for prepaid products that we issue or hold on their behalf prior to the issuance of prepaid products. We also view this cash flow as temporary and not available for other uses and therefore exclude it from our calculations of Adjusted net cash provided by operating activities and Free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from these settlement activities, which we believe is useful to understanding our business and assessing our ability to fund our capital expenditures and repay amounts borrowed under our term loan. We may use our Free cash flow for, among other things, making investment decisions and managing our capital structure. Please see “—Sources of Liquidity” for additional analysis of Adjusted net cash flows provided by operating activities. The following table sets forth the calculations of our Adjusted net cash flow provided by operating activities and Free cash flow for 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$286,304	$28,250	$20,157
Changes in settlement payables and consumer and customer deposits, net of settlement receivables	(225,504)	49,593	25,190
Adjusted net cash provided by operating activities (1)	60,800	77,843	45,347
Expenditures for property, equipment and technology	(39,709)	(30,010)	(23,838)
Free cash flow (1)	$21,091	$47,833	$21,509

(1)
Our Adjusted net cash flow provided by operating activities and Free cash flow are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. This measure, however, should be considered in addition to, and not as a substitute for or superior to, cash flows or other measures of the financial performance prepared in accordance with GAAP.

Sources of Liquidity
Adjusted net cash provided by operating activities
2014 Compared to 2013
Our Adjusted net cash provided by operating activities, which removes the impact on operating cash flow from the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits, decreased to $60.8 million from $77.8 million primarily due to $27.7 million in payments to certain state tax authorities for Spin-Off taxes. Safeway has funded these payments pursuant to promissory notes which we reflect within financing activities (see “—Section 336(e) Election and Safeway Merger” and Note 1—Income Taxes in the notes to our consolidated financial statements for additional information). Excluding these payments, Adjusted net cash provided by operating activities increased by 13.7%, or $10.6 million, primarily reflecting a 27% increase in our operating revenues, partially offset by a decrease in the source of cash from Accounts payable and accrued operating expenses of $26.3 million. This decrease reflects a relatively large balance at year-end 2013 and therefore a larger source of cash for 2013 and a lower source of cash in 2014 than what we would have expected based on historical trends.
2013 Compared to 2012
Our Adjusted net cash provided by operating activities increased primarily due to a 24.3%, or $20.8 million, increase in net income adjusted for noncash reconciling items to $106.4 million in 2013 from $85.6 million in 2012. This increase reflects our 18.7% increase in operating revenues and increased leverage of certain direct costs and personnel costs. Adjusted net cash provided by operating activities also increased due to favorable changes related to Accounts receivable, current and long-term and Accounts payable and accrued operating expenses, partially offset by increased roll-outs of fixtures to new distribution partners and enhanced fixture displays to existing distribution partners and the use of cash for Income taxes, net.
Credit Agreement
During 2014, we entered into our Credit Agreement with a group of banks, which includes a $375 million term loan (consisting of $175 million in proceeds in March 2014, $50 million in September 2014 and $150 million in October 2014 to finance our acquisition of Parago) and a $250 million revolving credit facility with up to an additional $100 million during the year-end holiday period for specific settlement related requirements. The revolving credit facility includes a $100 million subfacility for the issuance of letters of credit. For information regarding the interest rates under our Credit Agreement, see Note 3—Financing in the notes to our consolidated financial statements.
At year-end 2014, we had $375 million outstanding under our term loan, no amounts outstanding under our revolving credit facility, $46.6 million in outstanding letters of credit and $303.4 million available under our revolving credit facility, which included the additional $100 million expanded capacity for specific settlement related requirements during the year-end holiday period.
Though we have had no amounts outstanding at our fiscal quarter-ends and year-end, we have borrowed under our revolving credit facility during 2014 to meet our liquidity needs. Since we entered into our Credit Agreement, average amounts outstanding under our revolving credit facility totaled $16.5 million and the largest amount outstanding was $130.0 million.
The Credit Agreement contains various loan covenants that restrict our ability to take certain actions and contains financial covenants that require us periodically to meet certain financial tests, which limit our ability to declare and pay cash dividends. Please see “Part I, Item 1A—Risk Factors—Risk Factors Related to Our Business or Industry—Our credit and collateral agreements with Wells Fargo Bank, National Association, and other financial institutions contain certain restrictions that limit our flexibility in operating our business and, in the event of a default, could have a material adverse impact on our business and results of operations” for additional information.

Safeway Merger and Section 336(e) Election
On January 30, 2015, Safeway announced that it had been acquired by AB Acquisition LLC (the Merger). As a result of the Merger, our Spin-Off is taxable to Safeway and Safeway’s stockholders. Under our second Amended and Restated Tax Sharing Agreement with Safeway (the SARTSA), any corporate-level income tax incurred as a result of the Spin-Off is borne by Safeway, except that, pursuant to a separate letter agreement entered into by Safeway and us in August 2014, we will bear any incremental taxes that result from certain elections requested by us with respect to certain of our subsidiaries in connection with the Spin-Off. We are not able to quantify the amount of such incremental taxes at this time, but we believe any amounts due will be immaterial to our consolidated financial statements.
The SARTSA provides that, since the Spin-Off is taxable, we and Safeway will make an election that results in a step-up in the tax basis of our assets (the Section 336(e) Election) that will be amortized as a tax deduction. The total tax deduction will result in approximately $28 million in cash tax savings per year for us, assuming a 15-year recovery period and our U.S. statutory rate. We anticipate that we will realize approximately $23 million on our fiscal 2014 tax returns as a result of the recovery period beginning at the date of our Spin-Off in April 2014. Since Safeway's merger did not conclude until after our year-end, our fiscal year 2014 financial statements do not reflect the impact of the Section 336(e) Election. Additionally, pursuant to the SARTSA, amounts outstanding for our Notes payable to Safeway, adjusted for anticipated state tax refunds, will be contributed to equity.
Our ability to realize these benefits will be dependent upon, among other things, our ability to generate adequate taxable income to fully utilize the deductions. Additionally, if we repatriate cash from our foreign subsidiaries, we will only have a U.S. tax liability for repatriation of earnings subsequent to our Spin-Off, and those earnings will be reduced by the amortization of the step-up in tax basis of the assets of our foreign subsidiaries. See Note 1—Income Taxes and Note 15—Subsequent Event in the notes to our consolidated financial statements for additional information.
Cash Tax Benefits from Acquisitions
Our stock acquisitions of Parago, CardLab and Incentec in 2014 resulted in our ability to utilize their net operating loss carryforwards (NOL’s) to reduce our U.S income taxes payable. Additionally, our stock acquisition of Retailo in 2013 resulted in our ability to utilize their NOL to reduce our foreign income taxes payable. NOL’s recognized from these acquisitions totaled $92.5 million, $32.0 million tax effected, and we expect to realize $3.2 million, $11.1 million and $11.3 million for our 2014, 2015 and 2016 tax returns, respectively, and $6.1 million in total from 2017 through 2029.
Other Sources of Liquidity
Overnight Cash Advances to Safeway—Our consolidated statements of cash flows show inflows from the change in overnight cash advances to Safeway of $495.0 million and $103.8 million for 2013 and 2012, respectively. As discussed above, we considered these balances as part of our total cash available.
Employee Stock-Based Compensation—Before our Offering, we net settled the substantial majority of the strike price of options and taxes due for options and restricted stock awards with our employees and, accordingly, such settlement was a use of cash in financing activities. After our Offering, we receive as proceeds the exercise price of employee options and purchase price of our employee stock purchase program. Such proceeds, related excess tax benefits of stock-based awards and other stock-related activity totaled $11.8 million and $6.0 million in 2014 and 2013, respectively, and was immaterial to our cash flows in 2012.
Uses of Liquidity
Expenditures for Property, Equipment and Technology
As discussed in “Part I, Item 1. Business—Technology,” we made significant investments in our technology resources. Our capitalized expenditures for technology, related hardware and other capital projects totaled $39.7 million, $30.0 million and $23.8 million in 2014, 2013 and 2012, respectively. We expect to maintain capital expenditures at or higher than these levels as we continue to improve our service capabilities and integrate the various platforms from our acquisitions in the incentives industry.

Business Acquisitions
From 2012 to 2014, we have made various cash payments related to our business acquisitions, which we present either in investing or financing activities depending upon the nature of the payment. Additionally, certain portions of the cash received in the acquisitions were offset by consumer and customer deposit liabilities and settlement liabilities assumed (net of settlement receivables recognized), which we view as temporary and not available for other uses. As a result, we view the total investment and impact on our liquidity in these acquisitions as greater than the net cash payments for them. The table below presents the various cash flows related to our business acquisitions from our consolidated statements of cash flows with an adjustment for the consumer and customer deposit and settlement liabilities assumed, net of settlement recognized receivables, to derive the total investment.

	2014	2013	2012
	(in thousands)
Business acquisitions, net of cash received	$(237,605)	$(149,370)	$—
Sale of trading securities	—	29,749	—
Change in restricted cash	(5,000)
Total investing activities related to business acquisitions	(242,605)	(119,621)	—
Repayment of debt assumed in business acquisitions	(41,984)	—	—
Payments for acquisition liability	—	(5,615)	(9,407)
Total financing activities related to business acquisitions	(41,984)	(5,615)	(9,407)
Settlement payables and Consumer and customer deposits assumed, net of settlement receivables	(33,367)	(40,644)	—
Total investment in business acquisitions	$(317,956)	$(165,880)	$(9,407)
Dividends
We made a one-time extraordinary dividend in 2012 of $69.9 million. We have no present intention to pay future cash dividends on our common stock.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity and represent material expected or contractually committed future obligations. The following table summarizes our contractual obligations with minimum firm commitments as of year-end 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt	$375,000	$11,250	$93,750	$270,000	$—
Distribution partner commitments	126,736	39,684	60,877	26,175	—
Operating leases	35,605	9,700	14,144	6,505	5,256
Contingent acquisition liability	46,537	—	46,537	—	—
Other long-term liabilities	5,388	3,789	1,599	—	—
Total by period	$589,266	$64,423	$216,907	$302,680	$5,256
Distribution partner commitments (uncertainty in timing of future payments)	24,127
Total	$613,393

Long-term debt—Represents principal payments due under our term loan. See Note 3—Financing in our consolidated financial statements.
Distribution partner commitments—Represents commitments to provide marketing development funds, fixture displays and certain other payments to our retail distribution partners. For our fixture display commitments, contracts generally stipulate a total commitment over the term of the contract. Due to uncertainties in the timing of these commitments, we present them as an aggregate amount.

Operating leases—See Note 11—Commitments and Contingencies in our consolidated financial statements.
Contingent acquisition liability—Represents the maximum amount payable under our CardLab contingent consideration liability. As of year-end 2014, we have estimated the fair value of this liability to be $7.6 million. See Note 2—Business Acquisitions in our consolidated financial statements.
Other long-term liabilities—Includes amounts presented in our consolidated balances sheet as Other liabilities, excluding our contingent acquisition liability and deferred income.
We have excluded long-term deferred income taxes from this table since we will either derecognize such amounts as a result of the step up in tax basis of our assets for the Section 336(e) Election (see discussion above) or we consider the amounts as noncash liabilities as we recognized them in business combinations to offset future noncash intangible asset amortization expense that is not deductible for tax purposes.
Indemnification
From time to time, we enter into contracts containing provisions that require us to indemnify various parties against certain potential claims from third parties. Under contracts with certain issuing banks, we are responsible to the banks for any unrecovered overdrafts on cardholders’ accounts. Under contracts with certain content and distribution partners, we are responsible for potential losses resulting from certain claims from third parties, as well as losses arising from certain cyber security risks (such as inaccurate data transmission to the extent resulting from any third party fraudulently accessing Blackhawk’s computer network, database or system, except to the extent related to another business partner’s fraud, willful misconduct or negligence). Because the indemnity amounts associated with these agreements typically are not explicitly stated, the maximum amount of the obligation cannot be reasonably estimated. Historically, we have paid limited amounts pursuant to these indemnification provisions.
Off-Balance Sheet Arrangements
None.
Financial Position
We consider our Net settlement position, which is calculated as Cash and cash equivalents and Settlement receivables, less Settlement payables and Consumer and customer deposits, as an important liquidity measure for our financial position. The table below presents the calculation of our Net settlement position at year-end 2014, 2013 and 2012, along with a reconciliation of the significant items impacting our Net settlement position during 2014, 2013 and 2012.

	2014	2013	2012
	(in thousands)
Cash and cash equivalents and overnight cash advances to Safeway	$911,615	$550,380	$667,665
Settlement receivables	526,587	813,448	510,853
Settlement payables	(1,383,481)	(1,484,047)	(1,231,429)
Consumer and customer deposits	(133,772)	(54,915)	(8,989)
Net settlement position - end of year	$(79,051)	$(175,134)	$(61,900)
At year-end 2014, we have a net settlement deficit of $79.1 million. We will finance this deficit through our revolving credit facility, free cash flows and realization of the Section 336(e) Election and cash tax savings from our acquisitions. We believe that these sources of liquidity will be sufficient to meet our operating needs for the next 12 months, including working capital, capital expenditure and debt repayment requirements.

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that our management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Significant estimates and assumptions affect, among other things, allowances for doubtful accounts and sales adjustments, useful lives of assets, card redemption patterns and lives, and valuation assumptions with respect to goodwill, contingent business acquisition liabilities, other intangible assets, stock-based awards and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
We recognize revenue when there is persuasive evidence of an arrangement; the service or product has been provided to the customer; collection of the resulting receivable is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable.
Commissions and Fees
We derive the majority of our revenues from commissions and fees paid by our content providers for distribution and program management of prepaid cards. Gross commissions are generally recognized as revenue at the time of card activation. For our proprietary Visa gift, open loop incentive and PayPower GPR cards, we serve as the program manager operating for our issuing banks. Consequently, all of the consumer and client purchase fees for these cards are deferred and recognized over the estimated card life either ratably over in proportion to historical redemption patterns for our Visa gift and single-use open loop incentive cards (currently, 12 months) or on a straight-line basis for our reloadable incentive cards and GPR cards (currently, 24 months and four months, respectively). Fees for reloading reloadable incentive or GPR cards are recognized when we process the reload.
For the American Express and MasterCard branded gift cards and nonproprietary GPR cards, consumers pay a purchase fee in addition to the amount loaded onto the card. We receive a portion of the consumer fees for our marketing and distribution services provided to American Express and the MasterCard program manager. We recognize the gross fee paid on the cards at the point of sale when the consumer loads funds onto the cards.
Program, Interchange, Marketing and Other Fees
We generate revenues related to redemption processing and account maintenance that occurs after the initial activation and load onto a card for which we act as program manager. Monthly or transaction/usage based fees are charged on our proprietary PayPower GPR card and certain Visa gift and open loop incentive cards. We recognize revenue for these cards when the issuing banks charge and deduct the fees from card balances. When cardholders make purchases at merchants, we also earn and recognize a portion of the network interchange fees charged to the merchant by the issuing banks or by Discover. We also have agreements with our issuing banks where the bank pays us a program management fee based on a percentage of the transaction dollar volume of certain Visa gift and open loop incentive cards. We recognize such fees in proportion to historical redemption patterns over the estimated card life, presently 12 months for Visa gift cards and nine months for open loop incentive cards. The fee percentage is subject to quarterly renegotiation and may be adjusted based on changes in the underlying redemption patterns, escheat obligations, regulations and other factors that change the underlying economics of the card portfolio. We receive fees, recognized as revenue, from our issuing banks for certain Visa gift and open loop incentive cards, based on a contractual percentage of the unredeemed funds when the funds expire, and we also recognize revenue resulting from unredeemed funds on Discover incentive cards that we issue. We recognize these revenues when the funds expire. We generate revenue from marketing payments from our content providers which we report on a gross basis and recognize when services are rendered, items shipped or fees contractually earned.

Product Sales
We also generate revenue by selling previously owned closed loop gift cards that we acquired at a discount, by selling telecom handsets to our retail distribution partners, by providing some of our content providers with design, development and production services related to their individual prepaid card programs, and by providing merchandise rewards to the recipients of certain incentive programs. We recognize revenue on a gross basis when items are shipped or delivered, based on the underlying shipping terms.
Deferred Income Taxes
As a result of the Section 336(e) Election and Safeway's acquisition by AB Acquisition LLC in January 2015, we recognized significant deferred tax assets in our first quarter of 2015 (see Note 15-Subsequent Event). We value this deferred tax asset, along with our other deferred income taxes based on, among other things, our best estimates of our future state apportionment (the relative amounts of our total taxable income that is taxable in states where we pay income taxes) and the enacted future federal and state tax rates at the reporting date. We regularly review these assumptions and revalue our deferred income taxes based on changes in our assumptions of state apportionment and changes in the enacted federal and state tax rates. If our assumptions regarding state apportionment change, we could take a significant charge or benefit to our statement of income.
Business Acquisitions
We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Significant assumptions include identification of the identifiable intangible assets (primarily customer and retail distribution partner relationships), projections of future cash flows (revenues, costs of revenue and selling, general and administrative expense, capital expenditures and income tax rates), attrition rates for customer and retail distribution partner relationships, royalty rates for certain other intangible assets, and discount rates that appropriately reflect the risk profiles of the intangible assets. The results of these assumptions affect the amounts allocated to intangible assets and goodwill we report on our consolidated balance sheets.
Goodwill
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At the acquisition date, we assign goodwill to a reporting unit, which may be an operating segment or a level below an operating segment, known as a component. Goodwill is not subject to amortization but is tested annually for impairment for impairment.
We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit which carries goodwill is less than its carrying value. If we conclude that it is more likely than not that the fair value is greater than its carrying value, we do not consider goodwill impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors that we consider include historical and projected financial performance of the reporting unit, industry and market considerations and other relevant events and factors affecting the reporting unit.
If we conclude that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the goodwill impairment test, in which we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional analysis. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill. If we determine during the second step that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
Significant assumptions in determining the net carrying value of a reporting unit include allocation of our assets and liabilities to the reporting unit. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, including forecasts of the future cash flows of the reporting unit (revenues, costs of revenue and selling, general and administrative expense, capital expenditures and income tax rates), as well as selection of a discount rate that appropriately reflects risk profile of the reporting unit.

Intangible Assets
We evaluate intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, we then determine the expected future undiscounted cash flows from the asset. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of the expected future undiscounted cash flows. We have not found indicators of impairment during 2014, 2013 and 2012. Qualitative factors that we consider include historical and projected financial performance of these assets, industry and market considerations and other relevant events and factors affecting these assets.
Income Tax Contingencies
Safeway is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities with respect to tax returns which include Blackhawk, and we are subject to periodic audits by various federal, foreign, state and local taxing authorities with respect to our applicable separate company tax returns. These audits may challenge certain of our tax positions, such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish tax liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review and adjust accordingly these tax uncertainties as facts and circumstances change. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect our effective tax rate and cash flows in future years.
Employee Stock-Based Compensation
We account for all stock-based awards to employees, including grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance stock units, as compensation based on the fair value of the award at the grant date and amortize the fair value over the requisite service period, which is generally the vesting period.
We determine the fair value of restricted stock, restricted stock units and performance stock units as the grant date fair value of our common stock and the fair value of our stock option and stock appreciation rights using the Black-Scholes option pricing model. The resulting fair value, less estimated forfeitures, is amortized on a straight-line basis to expense over the requisite service period as the employee vests into the award. The Black-Scholes option pricing model incorporates certain assumptions, such as the fair value of our common stock, expected volatility, the expected life of the option, the risk-free interest rate and the expected dividend yield in order to arrive at a fair value estimate.
Expected Volatility—Before our Offering in April 2013, we did not have a trading history for our common stock, and following our Offering, we have only a limited trading history. We have estimated the expected price volatility for our common stock upon historical volatility for comparable publicly traded companies over the expected term of the option or appreciation right. Our actual volatility may differ significantly than the volatility we have selected.
Expected Term—The expected term was estimated using the simplified method allowed under SEC Staff Accounting Bulletin No. 110, Share-Based Payment since, historically, average actual term of options and appreciation rights have approximated the results of the simplified method. The actual term of options and appreciation rights may differ from the expected term we have selected.

Risk-free Rate—The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term of the stock options for each stock option group.

Forfeiture Rate—We estimated the forfeiture rate using our historical experience with forfeitures. We review the estimated forfeiture rates periodically and make changes as factors affecting the forfeiture rate calculations and assumptions change. Future forfeitures may differ from our historical experience.

Dividend Yield—Expected dividend yield is based on our dividend policy at the time the options were granted. In December 2012, we paid an extraordinary cash dividend of $1.369 per share. We do not plan to pay cash dividends in the foreseeable future. Consequently, we have historically used an expected dividend yield of zero.

The assumptions we use in the option pricing model are based on subjective future expectations combined with management judgment. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if any of the assumptions used in the Black-Scholes option pricing model change significantly, including as we transition to the historical volatility of our common stock for estimating expected volatility, compensation expense for future awards may differ materially compared to awards previously granted.

Recently Adopted or Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes all previous revenue recognition guidance with a single revenue recognition principle. Based on this principle, an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. This new guidance is to be applied retrospectively either to each reporting period presented or with the cumulative effect of initially applying the guidance at the date of initial application for reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is still evaluating the impact of this guidance.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure includes interest rate risk under our Credit Agreement and investments in third-party financial institutions and foreign currency exchange rates. We currently do not hedge these exposures.
Interest Rate Risk
During 2014, we completed our Credit Agreement with a group of banks, which included a $375 million term loan and a $250 million revolving credit facility. Interest expense under our Credit Agreement for interest on loans, letter of credit commissions and commitment fees are determined based on LIBOR interest rates, the Wells Fargo Bank, NA “prime rate” and/or Federal Funds Rate, and we are exposed to changes in such rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity” and Note 3—Financing for additional information.
Currency Risk
We currently have international operations in countries which include Australia, Canada, Mexico, the United Kingdom, other countries in the European Union and Japan. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. We have minimal foreign currency transactions with third-parties. For intercompany transactions that we do not consider to be permanent investments (that is, we do not require or anticipate settlement for the foreseeable future), we have currency risk exposure for fluctuations in exchange rates of the U.S. dollar against foreign currencies. Foreign currency transaction losses totaled $0.9 million and $0.4 million in 2014 and 2013, respectively
The results of our operations and related assets and liabilities in foreign jurisdictions and are denominated in the local currency and translated to the U.S. dollar for financial reporting purposes. Our results of operations and financial position are exposed to changes in the the exchange rates of the U.S. dollar foreign currencies. We had foreign currency translation adjustment losses of $16.6 million million and $3.2 million in 2014 and 2013, respectively and a foreign currency translation adjustment gain of approximately $1.1 million in 2012. If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results of operations and cash flows would not be materially affected, since our foreign operations settle from our distribution partners and content providers in the local currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blackhawk Network Holdings, Inc.
Pleasanton, CA

We have audited the accompanying consolidated balance sheets of Blackhawk Network Holdings, Inc. and subsidiaries (the "Company") as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive income, redeemable equity and stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blackhawk Network Holdings, Inc. and subsidiaries as of January 3, 2015, and December 28 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 1 and 14, the consolidated financial statements prior to the April 14, 2014 Spin-off from Safeway Inc., include related party transactions with Safeway Inc. The consolidated financial statements have been prepared as if the Company existed on a stand-alone basis prior to the Spin-off from Safeway Inc., but may not necessarily reflect the financial position or cash flows that would have been achieved if the Company had existed on a stand-alone basis prior to the Spin-Off.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

San Francisco, CA
March 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blackhawk Network Holdings, Inc.
Pleasanton, CA

We have audited the internal control over financial reporting of Blackhawk Network Holdings, Inc. and subsidiaries (the "Company") as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Report on Internal Control over Financial Reporting”, management excluded from its assessment the internal control over financial reporting at Parago, Inc. CardLab, Inc. and Incentec Solutions LLC, which were acquired on October 23, 2014, August 27, 2014, and June 19, 2014, respectively and whose financial statements constitute in aggregate less than 6% of net and total assets, and less than 2% of revenues of the consolidated financial statement amounts as of and for the year ended January 3, 2015. Accordingly, our audit did not include the internal control over financial reporting at Parago, Inc., CardLab, Inc., Incentec Solutions LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 3, 2015 of the Company and our report dated March 4, 2015 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph referring to the Company’s relationship with Safeway Inc. prior to April 14, 2014.
/s/ Deloitte & Touche LLP

San Francisco, CA
March 4, 2015

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	Year-end 2014	Year-end 2013
ASSETS
Current assets:
Cash and cash equivalents	$911,615	$550,380
Restricted cash	5,000	—
Settlement receivables, net	526,587	813,448
Accounts receivable, net	181,431	126,369
Deferred income taxes	38,456	20,145
Other current assets	95,658	67,474
Total current assets	1,758,747	1,577,816
Property, equipment and technology, net	130,008	79,663
Intangible assets, net	170,957	98,689
Goodwill	331,265	133,521
Deferred income taxes	1,678	727
Other assets	93,086	90,678
TOTAL ASSETS	$2,485,741	$1,981,094

See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value)
	Year-end 2014	Year-end 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$1,383,481	$1,484,047
Consumer and customer deposits	133,772	54,915
Accounts payable and accrued operating expenses	117,118	99,499
Current portion of note payable	11,211	—
Notes payable to Safeway	27,678	—
Other current liabilities	102,352	81,270
Total current liabilities	1,775,612	1,719,731
Deferred income taxes	45,375	24,488
Note payable	362,543	—
Other liabilities	14,432	8,711
Total liabilities	2,197,962	1,752,930
Commitments and contingencies (see Note 11)	—	—
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—
Class A common stock: $0.001 par value; 125,000 shares authorized; 13,068, and 12,188 shares outstanding, respectively	13	12
Class B common stock: $0.001 par value; 125,000 shares authorized; 40,437, and 40,252 shares outstanding, respectively	41	41
Additional paid-in capital	137,916	107,139
Treasury stock	—	(126)
Accumulated other comprehensive loss	(19,470)	(2,873)
Retained earnings	162,439	116,975
Total Blackhawk Network Holdings, Inc. equity	280,939	221,168
Non-controlling interests	6,840	6,996
Total stockholders’ equity	287,779	228,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,485,741	$1,981,094
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	2014	2013	2012
OPERATING REVENUES:
Commissions and fees	$1,107,782	$904,796	$786,552
Program, interchange, marketing and other fees	220,257	141,735	103,432
Product sales	116,924	91,557	69,085
Total operating revenues	1,444,963	1,138,088	959,069
OPERATING EXPENSES:
Partner distribution expense	762,245	618,490	519,090
Processing and services	218,674	157,868	137,105
Sales and marketing	189,408	150,516	120,984
Costs of products sold	110,917	86,357	66,265
General and administrative	66,856	50,830	41,370
Transition and acquisition	2,134	2,111	—
Amortization of acquisition intangibles	19,705	3,349	424
Change in fair value of contingent consideration	(3,722)	(14,740)	(2,974)
Total operating expenses	1,366,217	1,054,781	882,264
OPERATING INCOME	78,746	83,307	76,805
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(184)	241	1,297
Interest expense	(5,647)	—	(11)
INCOME BEFORE INCOME TAX EXPENSE	72,915	83,548	78,091
INCOME TAX EXPENSE	27,490	29,862	30,199
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	45,425	53,686	47,892
Add: Net loss attributable to non-controlling interests (net of tax)	122	418	273
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$45,547	$54,104	$48,165
EARNINGS PER SHARE:
Basic – Class A and Class B	$0.86	$1.04	$0.93
Diluted – Class A and Class B	$0.83	$1.02	$0.93
Weighted average shares outstanding—basic	52,531	51,164	50,045
Weighted average shares outstanding—diluted	54,309	52,402	50,045
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	2014	2013	2012
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$45,425	$53,686	$47,892
Other comprehensive income (loss):
Currency translation adjustments	(16,587)	(3,195)	1,088
COMPREHENSIVE INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	28,838	50,491	48,980
Add: Comprehensive loss attributable to non-controlling interests (net of tax)	112	442	273
COMPREHENSIVE INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$28,950	$50,933	$49,253
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	2014	2013	2012
OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$45,425	$53,686	$47,892
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	28,548	21,662	17,646
Amortization of intangibles	24,371	6,817	785
Amortization of program development costs	24,451	21,039	17,016
Employee stock-based compensation expense	15,365	8,524	5,008
Distribution partner mark-to-market expense	1,312	8,598	2,432
Change in fair value of contingent consideration	(3,722)	(14,740)	(2,974)
Reversal of reserve for patent litigation	(3,852)	—	—
Excess tax benefit from stock-based awards	(2,730)	(2,411)	(367)
Deferred income taxes	(11,825)	(1,053)	(4,685)
Other	5,048	4,317	2,850
Changes in operating assets and liabilities:
Settlement receivables	276,413	(289,974)	(261,197)
Settlement payables	(86,005)	239,667	237,967
Accounts receivable, current and long-term	(33,998)	(21,327)	(29,957)
Prepaid expenses and other current assets	(2,280)	(4,827)	(7,705)
Other assets	(28,379)	(37,160)	(25,745)
Consumer and customer deposits	35,096	714	(1,960)
Accounts payable and accrued operating expenses	942	27,235	8,979
Other current and long-term liabilities	18,976	11,148	9,656
Income taxes, net	(16,852)	(3,665)	4,516
Net cash provided by operating activities	286,304	28,250	20,157
INVESTING ACTIVITIES:
Change in overnight cash advances to Safeway	—	495,000	103,800
Expenditures for property, equipment and technology	(39,709)	(30,010)	(23,838)
Business acquisitions, net of cash received	(237,605)	(149,370)	—
Sale of trading securities	—	29,749	—
Change in restricted cash	(5,000)	8,968	—
Other	(499)	(650)	(160)
Net cash provided by (used in) investing activities	(282,813)	353,687	79,802

See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)
	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	2014	2013	2012
FINANCING ACTIVITIES:
Dividends paid	(83)	(145)	(69,916)
Proceeds from issuance of note payable	375,000	—	—
Payments of costs for issuance of note payable	(3,783)	—	—
Borrowings under revolving line of credit	215,000	—	—
Repayments on revolving line of credit	(215,000)	—	—
Proceeds from note payable to Safeway	27,678	—	—
Repayment of debt assumed in business acquisitions	(41,984)	—	—
Payments for acquisition liability	—	(5,615)	(9,407)
Payments for initial public offering costs	—	(4,694)	(846)
Reimbursements for initial public offering costs	—	5,540	—
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	9,080	3,548	208
Other stock-based compensation related	(863)	(1,023)	(2,674)
Excess tax benefit from stock-based awards	2,730	2,411	367
Other	(44)	435	248
Net cash provided by (used in) financing activities	367,731	457	(82,020)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9,987)	(4,679)	1,052
DECREASE IN CASH AND CASH EQUIVALENTS	361,235	377,715	18,991
CASH AND CASH EQUIVALENTS—Beginning of year	550,380	172,665	153,674
CASH AND CASH EQUIVALENTS—End of year	$911,615	$550,380	$172,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest paid (net of amounts capitalized)	$4,596	$—	$11
Income taxes paid	$28,828	$29,658	$30,078
Spin-Off income taxes paid and funded by Safeway (see Note 1—Income Taxes and Note 15—Subsequent Event)	$27,678	$—	$—
Noncash investing and financing activities:
Financing of business acquisition with stock	$1,595	$—	$—
Financing of business acquisition with contingent consideration	$13,100	$—	$—
Reclassification of warrant and common stock liabilities to additional paid-in capital upon initial public offering	$—	$27,121	$—
Reclassification of redeemable equity to stockholders’ equity upon initial public offering	$—	$36,171	$—
Intangible assets recognized for the issuance of fully vested warrants	$—	$22,183	$—
Conversion of income tax payable and deferred taxes to additional paid-in capital	$1,807	$2,172	$19
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY AND STOCKHOLDERS' EQUITY (In thousands)
		Class A Common Stock		Class B Common Stock
	Redeemable Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non-Controlling Interests	Total Stock-holders' Equity
BALANCE—December 31, 2011	$30,112	—	$—	51,622	$51	$25,723	$—	$(790)	$59,771	$84,755	$—	$84,755
Comprehensive income	—	—	—	—	—	—	—	1,088	48,165	49,253	(273)	48,980
Amortization of employee restricted stock	—	—	—	—	—	1,595	—	—	—	1,595	—	1,595
Stock-option employee compensation	—	—	—	—	—	3,413	—	—	—	3,413	—	3,413
Mark-to-market adjustment on common stock issued to distribution partner	—	—	—	—	—	475	—	—	—	475	—	475
Mark-to-market adjustment on warrant issued to distribution partner	—	—	—	—	—	225	—	—	—	225	—	225
Excess tax benefit from stock-based awards, net	—	—	—	—	—	92	—	—	—	92	—	92
Adjustment to redeemable equity	7,351	—	—	—	—	—	—	—	(7,351)	(7,351)	—	(7,351)
Exercise of options	390	—	—	41	—	—	—	—	—	—	—	—
Surrender of options upon cashless exercise	(394)	—	—	—	—	—	—	—	—	—	—	—
Repurchase of redeemable shares	(2,259)	—	—	—	—	—	—	—	—	—	—	—
Surrender of restricted stock awards	(203)	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	18	—	—	—	—	—	—	—	—
Dividends paid to common shareholders ($1.369 per share)	—	—	—	—	—	—	—	—	(69,916)	(69,916)	—	(69,916)
Conversion of income taxes payable to equity	—	—	—	—	—	19	—	—	—	19	—	19
Non-controlling interests upon consolidation	—	—	—	—	—	—	—	—	—	—	164	164
Contribution from non-controlling interests	—	—	—	—	—	—	—	—	—	—	199	199
BALANCE—December 29, 2012	$34,997	—	$—	51,681	$51	$31,542	$—	$298	$30,669	$62,560	$90	$62,650

(Continued)
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY AND STOCKHOLDERS' EQUITY (In thousands)
		Class A Common Stock		Class B Common Stock
	Redeemable Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non-Controlling Interests	Total Stock-holders' Equity
BALANCE—December 29, 2012	$34,997	—	$—	51,681	$51	$31,542	$—	$298	$30,669	$62,560	$90	$62,650
Comprehensive income	—	—	—	—	—	—	—	(3,171)	54,104	50,933	(442)	50,491
Stock-based employee compensation expense	—	—	—	—	—	8,524	—	—	—	8,524	—	8,524
Exercise of options and warrant	66	—	—	851	1	3,680	—	—	—	3,681	—	3,681
Surrender of stock-based equity awards for taxes	(465)	58	—	(58)	—	(460)	(126)	—	—	(586)	—	(586)
Excess tax benefit from stock-based awards, net	—	—	—	—	—	2,146	—	—	—	2,146	—	2,146
Repurchase of redeemable common stock	(171)	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	137	—	228	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	16	—	—	—	—	—	—	—	—
Mark-to-market adjustment on warrants issued to distribution partners	—	—	—	—	—	8,003	—	—	—	8,003	—	8,003
Issuance of fully vested warrants to distribution partners	—	—	—	—	—	22,332	—	—	—	22,332	—	22,332
Reclassification of income taxes payable and deferred taxes to additional paid-in capital	—	—	—	—	—	2,172	—	—	—	2,172	—	2,172
Reclassification of warrant and common stock liabilities upon initial public offering	—	—	—	—	1	27,120	—	—	—	27,121	—	27,121
Contribution from non-controlling interests	—	—	—	—	—	—	—	—	—	—	484	484
Fair value of non-controlling interests recognized from business combination	—	—	—	—	—	—	—	—	—	—	6,864	6,864
Dividends paid	—	—	—	—	—	—	—	—	(145)	(145)	—	(145)
Adjustment to redeemable equity	1,744	—	—	—	—	—	—	—	(1,744)	(1,744)	—	(1,744)
Reclassification of redeemable equity upon initial public offering	(36,171)	—	—	—	—	2,080	—	—	34,091	36,171	—	36,171
Conversion of Class B common stock to Class A common stock upon initial public offering	—	12,040	12	(12,040)	(12)	—	—	—	—	—	—	—
BALANCE—December 28, 2013	$—	12,235	$12	40,678	$41	$107,139	$(126)	$(2,873)	$116,975	$221,168	$6,996	$228,164

(Continued)
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY AND STOCKHOLDERS' EQUITY (In thousands)
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non-Controlling Interests	Total Stock-holders' Equity
BALANCE—December 28, 2013	12,235	$12	40,678	$41	$107,139	$(126)	$(2,873)	$116,975	$221,168	$6,996	$228,164
Comprehensive income	—	—	—	—	—	—	(16,597)	45,547	28,950	(112)	28,838
Stock-based employee compensation expense	—	—	—	—	15,365	—	—	—	15,365	—	15,365
Exercise of options	3	—	586	1	6,833	—	—	—	6,834	—	6,834
Surrender of stock-based equity awards for taxes	15	—	(15)	—	(504)	(384)	—	—	(888)	—	(888)
Excess tax benefit from stock-based awards, net	—	—	—	—	2,608	—	—	—	2,608	—	2,608
Issuance of restricted stock awards	34	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	23	—	6	—	—	—	—	—	—	—	—
Issuance of common stock in acquisition	62	—	—	—	1,595	—	—	—	1,595		1,595
Shares purchased under employee stock purchase plan	111	—	—	—	2,271	—	—	—	2,271		2,271
Mark-to-market adjustment on warrants issued to distribution partners	—	—	—	—	1,312	—	—	—	1,312	—	1,312
Reclassification of income taxes payable and deferred taxes to additional paid-in capital	—	—	—	—	1,807	—	—		1,807	—	1,807
Exercise of warrant	316	—	—	—	—	—	—	—	—	—	—
Retirement of treasury stock	(106)	—	(443)	—	(510)	510	—	—	—	—	—
Contribution from non-controlling interests	—	—	—	—	—	—	—	—	—	133	133
Dividends paid	—	—	—	—	—	—	—	(83)	(83)	(177)	(260)
Other conversion of Class B common stock to Class A common stock	375	1	(375)	(1)	—	—	—	—	—	—	—
BALANCE—January 3, 2015	13,068	$13	40,437	$41	$137,916	$—	$(19,470)	$162,439	$280,939	$6,840	$287,779

See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Significant Accounting Policies
The Company
Blackhawk Network Holdings, Inc., together with its subsidiaries (we, us, our), is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 21 other countries. Our payment network supports our key constituents: consumers who purchase or receive the products and services we offer, content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services, distribution partners who sell those products and business clients that distribute our products as incentives and rewards. Our product offerings include single-use gift cards; loyalty, incentive and reward products and services; prepaid telecom products and prepaid financial services products, including general purpose reloadable (GPR) cards, and our reload network (collectively, prepaid products). We offer gift cards from leading consumer brands (known as closed loop) as well as branded gift and incentive cards from leading payment network card associations such as American Express, Discover, MasterCard and Visa (known as open loop) and prepaid telecom products offered by prepaid wireless telecom carriers. We also distribute GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, our proprietary GPR card. We operate a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards. We distribute products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as retail distribution partners) in the Americas, Europe, Africa, Australia and Asia.
Spin-Off
Before April 14, 2014, we were a majority-owned subsidiary of Safeway Inc. (Safeway). On April 14, 2014, Safeway distributed its remaining 37.8 million shares of our Class B common stock to Safeway stockholders (the Spin-Off). As a result of the Spin-Off, we became a stand-alone entity separate from Safeway. See Note 1—Income Taxes and Note 14—Related Party Transactions for disclosures regarding this relationship.
Initial Public Offering
On April 24, 2013, we completed an initial public offering (the Offering) of 11,500,000 shares of our Class A common stock at a price of $23.00 per share. All such shares were sold by existing stockholders, and we received no proceeds from the sale of Class A common stock in the Offering. Immediately before the Offering, all then-outstanding shares of common stock were converted into Class B common stock on a share-for-share basis. All common share numbers and per common share data related to common stock before such conversion are reflected as Class B common stock in our consolidated financial statements and related notes. Shares of Class B common stock sold in the Offering were converted into Class A common stock. Shares of Class A and Class B common stock are substantially identical except that Class A common stock has one vote per share and Class B common stock has 10 votes per share. See Note 7—Capital Stock.
Basis of Presentation
These consolidated financial statements include Blackhawk Network Holdings, Inc., a Delaware corporation, and its wholly-owned or majority-owned domestic and foreign subsidiaries, including Blackhawk Network, Inc., an Arizona corporation and the primary operating subsidiary of Blackhawk Network Holdings, Inc., and are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany transactions and balances among us and our subsidiaries have been eliminated in consolidation. These consolidated financial statements have been prepared as if we existed on a stand-alone basis prior to the Spin-Off, but may not necessarily reflect the financial position or cash flows that would have been achieved if we had existed on a stand-alone basis prior to the Spin-Off.
Before the Spin-Off, our consolidated financial statements included an allocation of expenses arising from certain shared services and infrastructure provided by Safeway. These expenses primarily related to facilities rental and tax services and were allocated using actual costs or estimates based on the portion of services used by us. Management believes that the allocation methodology was reasonable and considered the charges to be a reasonable reflection of the cost of benefits received. Following the Spin-Off, Safeway continues to rent facilities to us and provide certain tax services (related to tax periods through the Spin-Off) based on similar pricing terms. We also provide certain marketing, distribution and program management services to Safeway for which we receive program fees or expense reimbursements. Generally, such amounts are recorded as revenue in Program, interchange, marketing and other fees when rendered to Safeway as a content provider or as a reduction to expense in Processing and services when rendered to Safeway as a distribution partner.

We evaluated subsequent events through the date that we filed this Annual Report on Form 10-K with the SEC.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. We generally base our estimates and assumptions on a combination of historical factors, current circumstances, and the experience and judgment of management. Significant estimates and assumptions include, among other things, allowances for doubtful accounts and sales adjustments, useful lives of assets, card redemption patterns and lives, delivery timing for product sales and valuation assumptions with respect to acquisition liabilities, goodwill, other intangible assets, stock-based compensation and income taxes. Actual results could differ from our estimates.

Fiscal Year
We use a 52-week or 53-week convention ending on the Saturday closest to December 31. The fiscal years presented in our consolidated financial statements consist of the 53-week period ended on January 3, 2015 (year-end 2014 or 2014) and the 52-week periods ended on December 28, 2013 (year-end 2013 or 2013) and December 29, 2012 (year-end 2012 or 2012).
Seasonality
A significant portion of gift card sales occurs in late December of each year during the holiday selling season. As a result, we earn a significant portion of revenues, net income and cash inflows during the fourth fiscal quarter of each year and remit the majority of the cash, less commissions, to our content providers in January of the following year. The timing of our fiscal year-end, December holiday sales and the related January cash settlement with content providers significantly increases our Cash and cash equivalents, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. The cash settlement with our content providers in January accounts for the majority of the use of cash from operating activities in our condensed consolidated statements of cash flows during our first three fiscal quarters. Additionally, our operating income may fluctuate significantly during our first three fiscal quarters due to lower revenues and timing of certain expenses during such fiscal periods.
Recent Adopted or Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes all previous revenue recognition guidance with a single revenue recognition principle. Based on this principle, an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. This new guidance is to be applied retrospectively either to each reporting period presented or with the cumulative effect of initially applying the guidance at the date of initial application for reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is evaluating the impact of this guidance.
Financial Instruments and Fair Value Measurements
We estimate the fair value of our monetary assets and liabilities noted below using appropriate valuation methodologies. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. Additionally, the fair values are estimated at year-end and current estimates of fair value may differ from the amounts presented.
The fair value of Cash and cash equivalents, Settlement receivables, Accounts receivable, Restricted cash, certain Other assets, Settlement payables, Consumer and customer deposits, Accounts payable and accrued operating expenses and certain Other current liabilities approximate their carrying values due to the short-term settlement requirements and limited interest rate risk related to these instruments. Certain amounts of other receivables included in Other assets are due to be collected shortly after one year and the counter-party has limited credit risk, so the carrying amount approximates fair value.
We follow applicable guidance that establishes a fair value measurement framework, provides a single definition of fair value and requires disclosure summarizing fair value measurements. Such guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is determined based on the assumptions that market participants would use in pricing an asset or liability.

Fair value guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable input be used when available. Observable inputs are those that the market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is measured in three levels based on the reliability of inputs:

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
Overnight Cash Advances to Safeway
Prior to the Spin-Off, on a daily basis, pursuant to an unsecured, intercompany interest-bearing note, Safeway borrowed available excess cash from us. Amounts borrowed by Safeway were available to us on the following business day, as necessary, to meet operating requirements (see Note 14—Related Party Transactions). In conjunction with our Credit Agreement, we terminated this agreement (see Note 3—Financing).
Restricted Cash
During 2014, restricted cash represents funds held in an escrow account related to one of our acquisitions (see Note 2—Business Acquisitions). Before our Offering, restricted cash represented funds held in an escrow pursuant to a common stock purchase agreement with one of our distribution partners (see Note 9—Equity Awards Issued to Retail Distribution Partners).
Settlement Receivables
Settlement receivables represent amounts due from retail distribution partners for consumer funds collected at the point of sale related to the purchase of prepaid products, amounts due from certain business clients for funds loaded onto incentive products and prepayments to certain content providers during the holiday selling season. The settlement receivable balances are net of commissions and fees retained by retail distribution partners.
Accounts Receivable
Accounts receivable relate primarily to fees and interchange due from the issuing banks of our proprietary Visa gift, PayPower-branded GPR and open loop incentive cards (Visa gift and PayPower GPR cards, respectively); amounts due from content providers for marketing and card production sales; amounts due from retail distribution partners for the sale of telecom handsets and fulfillment services; and amounts due from business clients for rebate processing fees.
Allowance for Doubtful Accounts and Sales Adjustments
Settlement receivables and Accounts receivable are presented net of allowances for doubtful accounts and sales adjustments (the allowances) in our consolidated balance sheets. These allowances represent our best estimate of the losses and billing credits inherent in our outstanding receivables at the balance sheet dates. Estimates are based on our historical collection and loss experiences. For Settlement receivables, the allowances were $3.3 million and $1.8 million at year-end 2014 and 2013, respectively. For Accounts receivable, the allowances were $2.2 million and $1.3 million at year-end 2014 and 2013, respectively. We record additions to the allowances for bad debt expense in General and administrative expense, for sales adjustments related to Settlement receivables in Partner distribution expense and for sales adjustments for Accounts receivable as a reduction of revenue.

Financing Costs
We incurred debt issuance costs and paid certain costs to the group of banks in conjunction with entering into our credit agreement, which included a note payable and revolving credit facility (see Note 3—Financing). We allocated the costs paid to the group of banks between the note payable and revolving credit facility based on their relative fair values and recognized them as discount on note payable and deferred revolving credit facility costs, respectively. We present the deferred revolving credit facility costs and debt issuance costs (collectively, deferred financing costs) in Other assets and the discount on the note payable as a reduction of the carrying value of the Note payable in our consolidated balance sheets. We amortize the deferred financing costs and discount on note payable on a straight-line basis over the term of the credit agreement as the difference between the straight-line method and effective interest method is immaterial to our consolidated financial statements.
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
Technology consists of capitalized costs or the acquisition-date fair value for both purchased and internally developed software. Software purchased or licensed for internal use is primarily enterprise-level business software that we customize to meet specific operational requirements. Software developed for internal use is generally used to deliver processing, transactional, order management, on-line and digital services to our content providers, distribution partners, business clients and consumers. Application and development charges are capitalized and amortized over an estimated useful life of generally five years.
We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, we then determine the expected future undiscounted cash flows from the asset. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of the expected future undiscounted cash flows. We have not identified any indicators of impairment during 2014, 2013 and 2012.
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
Goodwill
Goodwill represents the excess cost over the estimated fair value of the net assets acquired in a business combination. This excess is not amortized, but rather capitalized and evaluated for impairment at the reporting unit level at least annually. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We conduct an evaluation of goodwill for impairment annually on the first day of the fourth quarter, or sooner if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Testing for impairment is a two-step process. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill for that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill such excess represents the amount of goodwill impairment. For certain reporting units, we may apply a qualitative test prior to performing the two-step test where we assess events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of the events and circumstances, we conclude that it is more likely than not that the fair value of the reporting unit is greater than its book value, we conclude that there is no goodwill impairment and do not proceed with the two-step process described above. Based on our annual evaluations, we have concluded that goodwill is not impaired.

Intangible Assets
Intangible assets consist of acquired retail distribution partner, content provider and customer relationships; patents, domain and trade names and other intangibles; as well as retail distribution partner relationships resulting from the issuance of equity awards (see Note 2—Business Acquisitions, Note 6—Goodwill and Other Intangible Assets and Note 9—Equity Awards Issued to Retail Distribution Partners). Intangible assets are amortized on a straight-line or accelerated basis, based on our assessment of the pattern of economic benefits, over their expected useful lives, which range from one to 15 years. For acquisitions, we classify acquired software technology as Property, equipment and technology, net.
We evaluate intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, we then determine the expected future undiscounted cash flows from the asset. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of the expected future undiscounted cash flows. We have not identified any indicators of impairment during 2014, 2013 and 2012.
Program Development Costs
We pay for program development costs to or on behalf of some of our retail distribution partners. These costs include, but are not limited to, card displays, marketing allowances and technology platform integration. In the event of early termination of a contract, payments are refundable on a pro rata basis from the retail distribution partners to us. These costs are deferred as Other current assets or Other assets and amortized over the shorter of their estimated useful lives or the contractual term to Partner distribution expense, Sales and marketing or Processing and services expense depending on the nature of the payment.
Settlement Payables
Settlement payables represent amounts owed to content providers or issuing banks for funds loaded onto cards but not yet remitted to these partners. Payable amounts are net of commissions or fees due to us from content providers and generated at the time of card activation or value load at distribution partners. Settlement of settlement payables is funded through our Cash and cash equivalents, the collection of Settlement receivables, net and use of our revolving credit facility.
Consumer and Customer Deposits
Consumer and customer deposits represent amounts redeemable on prepaid products that we issue, including Discover-branded incentive cards, our proprietary Reloadit cards and certain other cards, outstanding consumer rebate checks and amounts received from incentive business clients before the issuance of prepaid products.
Redeemable Equity
Before our Offering, equity instruments issued to employees and a retail distribution partner that contained provisions requiring us, at the option of the holder, to repurchase the instrument were classified as redeemable equity in our consolidated balance sheets. The redeemable equity balance at each reporting date represented the maximum redemption value for fully vested awards, including amounts not currently redeemable, and a proportionate amount of vesting at the maximum redemption value for nonvested awards. We adjusted the redemption value of redeemable equity awards from Retained earnings, or in the case of an accumulated deficit, from Additional paid-in capital. We recorded the repurchase of our common stock pursuant to these provisions as a reduction of redeemable equity. When the repurchase obligation expired, including the termination of all such rights at the time of the Offering, we reclassified redeemable equity amounts to the applicable line item in Stockholders’ equity.
Treasury Stock
Before the Offering, we recognized the repurchase of common stock related to employee equity awards as a settlement of Redeemable equity (see Note 4—Fair Value Measurements). After the Offering, we used the cost method when we repurchased our own common stock as treasury shares and presented treasury stock as a reduction of Stockholders’ equity. During 2014, our Board of Directors adopted a resolution to retire previously acquired treasury shares and future purchases of our common stock. Accordingly, we reclassified Treasury stock into Additional paid-in capital and reflect subsequent repurchases as a reduction of Additional paid-in capital.

Foreign Currency Translation
The functional currencies of our foreign subsidiaries are the local currencies. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using exchange rates at the end of each of our interim four-week periods, and revenues and expenses are translated at average daily rates during each four-week period. Translation adjustments are reported within comprehensive income in our consolidated statements of comprehensive income and statements of redeemable equity and stockholders’ equity. Gains and losses on foreign currency transactions are included in our consolidated statements of income.
Intercompany Foreign Currency Transactions
For intercompany balances that we consider permanent investments (that is, we do not anticipate or require settlement for the foreseeable future), we exclude foreign currency transaction gains and losses from the determination of net income. For other intercompany balances, we include foreign currency transaction gains and losses in Interest income and other income (expense), net.
Comprehensive Income
Comprehensive income includes net income plus other comprehensive income (loss) resulting from changes in foreign currency translation, which includes foreign currency transaction gains and losses for intercompany balances that we consider permanent investments.
Income Taxes
Tax Sharing Agreements with Safeway
Before the Spin-Off, we were included in Safeway’s “consolidated group” for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups for state and local income tax purposes. We were also party to a federal and state and local tax sharing agreement with Safeway (TSA). Under the TSA, the amount of federal tax liability paid by us is based on the approximate liability that would be incurred if we filed our own consolidated tax return separate from the Safeway consolidated group. Through 2012, the state tax liability paid by us was partly based on our share of taxable income and the total actual state tax liability of the Safeway consolidated group which will generally be less than the state income tax liability that we would incur if we filed our own consolidated state tax returns. Effective December 30, 2012, we and Safeway amended and restated our tax sharing agreement (Amended TSA). Under the Amended TSA, the state tax liability paid by us is based on the incremental liability paid by Safeway resulting from including us in its consolidated tax group, which will generally be greater than the state income tax liability that we would incur if we filed our own consolidated tax returns.
In April 2014, we and Safeway executed the second Amended and Restated Tax Sharing Agreement (the SARTSA), which superseded the previous tax sharing agreements with respect to the matters addressed by the SARTSA.
On January 30, 2015, Safeway announced that it had been acquired by AB Acquisition LLC (Merger). As a result of the Merger, the Spin-Off is taxable to Safeway and Safeway’s stockholders. Since the Spin-Off is taxable, under the SARTSA, we and Safeway will file a consolidated federal tax return and certain state and local tax returns through the date of the Spin-Off, and we and Safeway we will make an election that results in a step-up in the tax basis of our assets (the Section 336(e) Election). The actual benefit that we will realize depends on, among other things, whether we generate adequate taxable income over time to fully utilize deductions associated with any increased tax basis resulting from the Section 336(e) Election. See Note 15—Subsequent Event for additional information on the impact of the 336(e) election.
Under the SARTSA, any corporate-level income tax incurred as a result of the Spin-Off is borne by Safeway, except that, pursuant to a separate letter agreement, we will bear any incremental taxes that result from certain elections requested by us with respect to certain of our foreign subsidiaries in connection with the Spin-Off, which permits us to reduce the earnings of our foreign subsidiaries for the amortization of the step up in tax basis of their assets if and when we repatriate earnings of those subsidiaries. We are not able to quantify the amount of such incremental taxes at this time, but we believe any amounts due will be immaterial to our consolidated financial statements.

For any states in which we are required under state law to remit Spin-Off taxes (because Safeway does not file combined returns with us in those states), Safeway is responsible for funding the amount of such taxes; however, the SARTSA permits Safeway to determine how such taxes will be remitted to the applicable state taxing authority. To date, Safeway has determined to fund these amounts to us in exchange for promissory notes. As of year-end 2014, Safeway has funded approximately $27.7 million to us in exchange for promissory notes for Spin-Off taxes we directly remitted to certain state taxing authorities. Pursuant to the terms of the SARTSA, Safeway contributed the notes to us as Additional paid-in capital when the Merger was completed in 2015, with the exception of approximately $4.7 million in overpayments for which we will file for refunds from such states and remit such refunds to Safeway.
Income Tax Expense
Income tax expense reflects the amount of taxes payable for the current year, the effect of deferred tax liabilities and deferred tax assets, accrued interest on tax deficiencies and accrued penalties on tax deficiencies.
Deferred income taxes represent future net tax effects resulting from temporary differences between the balances presented in our consolidated financial statements and the tax basis of assets, liabilities, and income statement transactions using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the allowance, we consider projected realization of tax benefits based on expected future taxable income, available tax planning strategies and our overall deferred tax position. These estimates are complex and involve management judgment. Actual payments and tax liabilities may not match these estimates.
Before the Spin-Off, our income tax expense and related current and deferred income taxes were calculated on a hypothetical stand-alone income tax return basis for both federal and state purposes. After the Spin-Off, income tax expense and related deferred income taxes are calculated on a stand-alone basis. Differences arose as a result of computing our federal and state tax payments pursuant to the TSA or Amended TSA versus the liability that resulted from the stand-alone provision calculation. These differences, to the extent we deemed them to be permanent, are recorded in equity as Additional paid-in capital in our consolidated balance sheets.
We are subject to periodic audits by the Internal Revenue Service (IRS) and by various foreign, state and local taxing authorities, either stand-alone or as part of Safeway’s consolidated tax group for federal and certain state and local tax returns for periods before the Spin-Off. These audits may challenge certain of our positions applicable, such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting literature related to uncertainty in income taxes. This accounting literature provides guidance for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax return filings. For financial statement benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the applicable taxing authority. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon the settlement.
Revenue Recognition and Presentation
Our operating revenues consist of Commissions and fees; Program, interchange, marketing and other fees; and Product sales. We recognize revenue when the price is fixed or determinable, persuasive evidence of the arrangement exists, the service is performed or the product is delivered and collectability of the resulting receivable is reasonably assured.
Commissions and Fees—Commissions and fees consist of content provider commissions, consumer purchase fees, GPR load, reload fees, rebate processing fees, client purchase fees, merchant commissions and other transaction-based commissions. We present total commissions and fees as revenues and the portion of commissions and fees paid to distribution partners as Partner distribution expense in operating expenses.
Content Provider Commissions—We earn the majority of our revenues from commissions paid by content providers for the marketing and distribution of their prepaid cards, which we refer to as closed loop cards. For closed loop cards and prepaid telecom cards, commissions are based on a contractual percentage of the transaction dollar volume of cards activated during a defined period. After a closed loop or telecom card is activated, we have no further service obligations and recognize the commissions as revenue at the time of card activation.

Consumer Purchase Fees—We earn a portion of our revenue from fees related to open loop gift cards, including our Visa gift cards, American Express and MasterCard branded gift cards and GPR cards, including Green Dot and NetSpend branded cards as well as our PayPower GPR cards. The consumer pays a purchase fee upon activation of open loop cards or at the time initial value is loaded onto the GPR cards. These purchase fees vary based on the type of card purchased and the dollar amount of the load transaction. We serve as the program manager for issuing banks for our Visa gift and PayPower GPR cards and have ongoing customer service obligations after card activation. We defer the Visa gift purchase fees in Other current liabilities, and recognize revenue ratably in proportion to the historical redemption patterns of the card portfolio over the estimated life of the card (currently 12 months), which results in the recognition of approximately 90% of the purchase fee within the first four months of card activation. We recognize the initial load fee on the PayPower GPR card on a straight-line basis over the estimated life of the card (currently four months). For the American Express and MasterCard network-branded gift cards and the Green Dot and NetSpend branded GPR cards, we receive a contractual percentage of the consumer purchase fee, which we recognize as revenue at the time of card activation as we have no future service obligations.
Reload Fees—We earn fees when consumers reload funds onto their PayPower GPR card or another GPR card through our Reloadit network. We recognize revenue when we process the reload.
Rebate Processing Fees—We earn fees for processing and validating consumer rebate submissions from certain of our business clients. These fees cover rebate processing (online and mail-in), rebate validation, customer service and prepaid product fulfillment. For rebates fulfilled by checks, we recognize revenue when we remit the check to the end consumer. For rebates fulfilled with open loop incentive cards, for which we serve as program manager for issuing banks, we recognize revenue ratably in proportion to historical redemption patterns (currently nine months).
Client Purchase Fees—We receive fees from our business clients for the sale of open loop incentive cards. Incentive cards include Visa and MasterCard branded cards for which we serve as program manager for issuing banks, and Discover branded cards that we issue. We defer initial cards fees for open loop incentive cards ratably over the estimated card life for single use cards (currently 12 months) and on straight-line basis for reloadable cards (currently 24 months) and recognize fees for reloading cards when the reload is processed. We may grant price discounts to certain business clients for the purchase of incentive cards, which we present as a reduction of Commissions and fees revenue. If these discounts exceed the revenues received from the business client, we present the net amounts in Operating expenses in Partner distribution expense.
Merchant Commissions—Certain open loop incentive cards are redeemable only at certain merchants utilizing our restricted authorization network technology. We receive commissions from such merchants based on a contractual percentage of the amount redeemed on such restricted access cards as well as for redemptions for non-restricted cards for certain incentive programs. We recognize revenue when the cardholders make purchases and the funds are redeemed.
Transaction-Based and Other Fees—We receive transaction-based fees from certain telecom partners related to the use of our proprietary network. These fees vary with usage or volumes and are recognized at the time our network is accessed. We also receive fees for certain services related to certain closed loop card programs such as balance tracking, customer service calls, and financial settlement. We recognize revenue when we perform the services.
Program, Interchange, Marketing and Other Fees—Program, interchange, marketing and other fees consist of program management fees, settlement network interchange fees, account service fees, card expiration revenues, card expiration fees, marketing revenue from content providers, incentives and rewards platform and program fees and other fees.
Program Management Fees—We receive program management fees from certain issuing banks related to our proprietary Visa gift card and open loop incentive cards. These fees are based on a contractually stated or determinable percentage of transaction dollar volume and represent a portion of our compensation for the overall management and customer support of the Visa gift and open loop incentive card programs. We defer these fees in Other current liabilities and recognize the revenue over the estimated life of the card in proportion to historical redemption patterns.
Interchange Fees—We earn payment network fees related to the cardholders' usage of the Visa gift, PayPower GPR and open loop incentive cards. Merchants are charged by the issuing banks at varying rates established by Visa, MasterCard, and are charged directly by Discover. These fees are contractually passed through to us by the issuing banks net of any fees paid to Visa or MasterCard, or paid directly to us by Discover. We recognize revenue when cardholders make purchases and the funds are redeemed.

Account Service Fees—We earn a monthly fee and other transaction-based service fees on the PayPower GPR card and earn monthly fees for certain Visa gift and open loop incentive cards, which the issuing banks charge only after a certain amount of time has transpired since card activation. The issuing banks collect these consumer-paid service fees by reducing card balances and remit them to us. We recognize these fees as revenue at the time the card balance is reduced. For certain incentive cards, we earn these fees only to the extent that the fees exceed program management fees previously paid to us for such cards.
Fund Expiration Revenue—We serve as issuer of Discover network-branded incentive cards and present the cardholder liability in Consumer and customer deposits in our consolidated balance sheets. When the funds expire, we recognize revenue and derecognize the liability.
Fund Expiration Fees—We receive fees from issuing banks for certain Visa gift and open loop incentive cards, based on a contractual percentage of the unredeemed funds when the funds expire. We recognize revenue when the funds expire. For certain Visa gift and open loop incentive cards, we earn these fees only to the extent that the fees exceed program management fees previously paid to us for such cards.
Marketing Revenue—We receive funds from content providers to promote their prepaid cards throughout our distribution partner network. We recognize revenue ratably over the period of the related marketing campaign, which is typically a fiscal quarter.
Incentive and Reward Platform and Program Fees—We receive fees from certain business clients for the use of our incentive platforms, which allow them to manage and administer their employee and sales channel reward programs, as well our program management services of certain employee reward programs. These fees cover various services, including licensing, hosting and web portal support, account management and customer service, and promotion and content management, and are typically charged contractually based either on monthly fixed amounts or on the business partner's use of the platform. We recognize these revenues as services are provided. We may also charge our business partners for technology services, including technology implementation, web site development or other partner-specific technology enhancements. We recognize revenue upon completion of the service.
Other Fees—In some instances, we may receive a portion of other fees, such as account service, interchange or referral fees for open loop cards and GPR cards other than our Visa gift and PayPower GPR cards. We also receive fees related to certain closed loop card programs. Typically, these fees are recognized when earned and determinable. For one open loop content provider, we received a fee, under deferred payment terms, based on a percentage of transaction dollar volume and paid the content provider a fee (a portion of which is also under deferred payment terms) for meeting certain activation targets. We recognized the net amount of these fees upon activation.
Product Sales—Product sales consist of revenue from card production sales, secondary card market sales, telecom handset sales and incentive merchandise rewards.
Card Production Sales—We provide card design, development and third-party production services for certain content providers that are separate from the standard services provided to content partners. Physical card production is outsourced to a third party, and we charge the content provider actual cost plus a margin for managing this process. We recognize revenue when cards are shipped or delivered pursuant to the contractual terms.
Secondary Card Market Sales—We generate revenue through our wholly-owned subsidiary, Cardpool, by acquiring previously owned closed loop gift cards at a discount from transaction dollar volume and then selling them at a mark-up to cost (but still at a discount to transaction dollar volume) to online consumers. We recognize revenue when the cards are delivered to the purchaser.
Telecom Handset Sales—We earn revenue from the sale of telecom handsets to our distribution partners to facilitate and supplement the sale of the prepaid telecom content providers’ airtime cards. Revenue is generally recognized upon handset shipment to or receipt by the distribution partner based upon the shipping terms, net of estimated returns. We may grant price discounts to distribution partners to increase sales of the distribution partners’ remaining inventory, which we recognize as a reduction of revenue.
Incentive Merchandise Rewards—For certain incentive programs, the participant may redeem merchandise as the incentive reward. We earn revenue by charging our business partners for the merchandise and recognize revenue when the product is delivered to the participant.

Operating Expenses
Partner Distribution Expense—Partner distribution expense represents the amounts paid to our retail distribution partners and certain business clients. We compensate our retail distribution partners by paying them a negotiated commission amount which is generally a function of the transaction dollar volume commission received from content providers or a percentage of the consumer purchase fee associated with open loop cards. We may provide additional compensation to certain of our retail distribution partners and compensate certain of our business partners for distributing our proprietary Visa gift and open loop incentive cards, for which we earn revenues included in Program, interchange, marketing and other fees. We recognize these expenses upon card activation, except for Visa gift, PayPower GPR and open loop incentive cards where we capitalize these expenses and amortize them based on the same redemption pattern as the related revenue. Partner distribution expense also includes certain program development payments to our distribution partners, as well as mark-to-market charges and intangible amortization expense resulting from equity instruments issued to certain distribution partners.
Processing and Services—Processing and services costs are the direct costs of generating Commissions and fees and Program, interchange, marketing and other fees and include costs of development, integration, maintenance, depreciation and amortization of technology platforms and related hardware; card distribution, fulfillment, merchandising and fixture display amortization; card production for the Visa gift, PayPower GPR and open loop incentive cards as well as certain other content providers’ cards; rebate processing costs; customer support services; third-party processing; data hosting and data center facilities costs; and compensation and other departmental costs for technology and operations personnel. Generally, these costs are expensed as incurred. However, for the Visa gift, PayPower GPR and open loop incentive cards, card production costs and upfront transaction processing fees are capitalized and expensed based on the same redemption pattern as the related revenue. We also incur significant costs to develop new technology platforms and to add functionality to our existing technology platforms. We capitalize those costs, once technological feasibility is reached, in Property, equipment and technology, net, and amortize them to processing and services expense over the project’s estimated useful life, which is typically five years. We also include amortization expense from acquired technology from business combinations in processing and services expense.
Sales and Marketing—We incur costs, both discretionary and contractual, in the form of marketing allowances, direct advertising campaigns, general marketing and trade promotions to promote content providers’ prepaid cards and our Visa gift and PayPower GPR cards at our retail distribution partner locations. Sales and marketing expenses consist of program marketing and advertising costs; retail distribution partner program development expenses; compensation and other departmental costs for marketing, sales and account management personnel; and international facilities costs.
Costs of Products Sold—Costs of products sold consist of the direct costs of card production efforts; the costs to acquire previously issued prepaid cards for resale in our online exchange business; the personnel costs and other direct costs of providing exchange services; costs of telecom handsets; incentive merchandise rewards costs; and other costs for miscellaneous products. We may receive pricing concessions from our telecom handset vendors to increase sales of remaining inventory at distribution partners, which we recognize as a reduction of expense and pass onto the distribution partners as a reduction of revenue.
General and Administrative—General and administrative expenses include compensation and other departmental costs for executive, financing and accounting, legal, human resources, risk and other administrative staff; related professional service fees; facilities costs; and bad debt expense.
Transition and acquisition—Transition and acquisition expense includes acquisition-related costs, such as legal, tax, audit and valuation services and post-acquisition costs related to severance and exit and disposal activities.
Amortization of acquisition intangibles—Amortization of acquisition intangibles includes amortization expense for intangible assets, primarily customer and distribution partner relationships, recognized in a business combination.
Change in fair value of contingent consideration—Change in fair value of contingent consideration includes the mark-to-market expense or benefit resulting from changes in the post-acquisition estimates of the fair value of our contingent consideration liabilities for Cardpool and CardLab. See Note 4—Fair Value Measurements.

Stock-Based Employee Compensation
We account for stock-based awards to employees, including grants of stock options, stock appreciation rights, restricted stock, restricted stock units and performance stock units as compensation based on the fair value of the award at the grant date and amortize the grant date fair value to expense over the requisite service period, which is generally the vesting period. We determine the fair value of restricted stock, restricted stock units and performance stock units as the grant date fair value of our stock and determine the fair value of stock options and stock appreciation rights using a Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield and the expected life of options in order to arrive at a fair value estimate. Stock-based employee compensation expense is classified in the Operating expenses line items corresponding to the applicable employee compensation expenses (see Note 8—Equity Incentive Plans and Stock Based Compensation).
Before our Offering, our Board of Directors (the Board) periodically determined and established the fair value of the our stock. Because there had been no public market for our common stock before our Offering, the Board determined the fair value of our common stock at the time of grant by considering a number of objective and subjective factors, including discounted cash flow analysis, comparable company analysis, regular periodic valuations from an independent third-party valuation firm, overall market conditions, and our current, historical and expected future operating performance. This approach is consistent with the methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The factors considered by the Board included periodic independent third-party valuation analyses, which were based upon a combination of market and income approaches. Under the market approach, consideration was given to pricing information for similar public companies, referred to as the guideline public company method, and to relevant transactions involving the sales of similar companies, called the mergers and acquisitions method. The income approach discounted expected future cash flows to their present value at a discount rate based upon our weighted-average cost of capital that considered the risk free rate, as well as risks associated with an investment in the business. The projections used in connection with the market and income valuation approaches were based on our expected operating results and cash flows over the forecast period. Since 2011, the Board weighted its valuation 100% on the guideline public company method due to the number of public company comparables, how closely they related to us, our consistently positive EBITDA generation and the expected EBITDA growth over the following years. Our peer group comprised a number of U.S.-based publicly traded companies primarily focused on prepaid cards and processing of electronic payment transactions. There is inherent uncertainty and subjectivity in these fair value estimates. If different peer companies, discount rates and other assumptions had been used, the valuations would have been different.
Reclassifications
In our consolidated statements of operations, we have reclassified amounts within operating expenses to conform with the current presentation, reclassifying compensation to our retail distribution partners from Sales and marketing to Partner distribution expense and presenting the components of Business acquisition expense (benefit) and amortization of acquisition intangibles as separate line items. We have also condensed certain immaterial line items in our consolidated statements of cash flows and consolidated statements of redeemable equity and stockholders' equity.
2. Business Acquisitions
2014 Acquisitions
Parago, Inc.
On October 23, 2014, we acquired 100% of the outstanding common stock of Parago, Inc. and its subsidiaries (Parago), a leader in providing global incentive and engagement solutions, for $262.3 million in cash. This acquisition has allowed us to deliver expanded capabilities and products in the consumer and corporate incentives markets. We financed the purchase using cash on hand and approximately $200 million in new borrowings under an expansion of our Credit Agreement (see Note 3—Financing). We accounted for this acquisition as a business combination and have included its results of operations in our consolidated financial statements starting on the acquisition date.

The following table summarizes the initial purchase price allocation, and we may make adjustments to these amounts through the one year measurement period to finalize information regarding certain liabilities and income taxes (in thousands):

Cash	$39,450
Settlement receivables	6,478
Consumer deposits	(39,396)
Debt assumed	(34,509)
Other tangible assets, net	7,446
Deferred income taxes	(15,827)
Identifiable technology and intangible assets	126,430
Goodwill	172,273
Total purchase consideration	$262,345
Deferred income taxes include $22.2 million of deferred tax assets for net operating loss carryforwards, $37.7 million of deferred tax liabilities for nondeductible amortization of identifiable technology and intangible assets and $0.3 million for other deferred tax liabilities, net.
Goodwill represents the value of the future cash flows from new customers and the value of the assembled workforce. Goodwill is not expected to be deductible for income tax purposes. We repaid all of Parago's outstanding debt of $34.5 million on the acquisition date and present such payment as Repayment of debt assumed in business acquisitions in our consolidated statements of cash flows.
The following table summarizes the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Customer relationships	$94,460	15 years
Backlog	4,430	1 year
Technology	26,930	1 to 5 years
Trade name	610	3 years
Total identifiable technology and intangible assets	$126,430
Customer relationships represent the estimated fair value of the underlying relationships and agreements with Parago's business clients. Back-log represents the estimated fair value resulting from cards issued before the acquisition date, resulting from revenues, including interchange and account service fees. Technology consists of Parago's software used for rebate processing and employee reward programs. Trade name represents the fair value of Parago's brand and name recognition.
We valued customer relationships, back-log, trade name and the rebate processing and consumer incentive platform technology using the income approach and employee reward platforms using the cost approach. Significant assumptions include forecasts of revenues, costs of revenue, development costs and sales, general and administrative expenses and estimated attrition rates for customers, ranging from 3.5% to 11%. We discounted the cash flows at various rates from 10.5% to 14.5%, reflecting the different risk profiles of the assets.
Acquisition related costs totaled $1.2 million and are included in Transition and acquisition expense.
The following table summarizes revenue and earnings for Parago from its acquisition date through year-end 2014 (in thousands):

Total revenues	$17,711
Net income attributable to Blackhawk Network Holdings, Inc.	(1,090)

The following pro forma financial information summarizes the combined results of operations of us and Parago as though we had been combined as of the beginning of fiscal 2013 (in thousands):

	2014 (Unaudited)	2013 (Unaudited)
Total revenues	$1,529,072	$1,241,602
Net income attributable to Blackhawk Network Holdings, Inc.	44,765	50,584
The pro forma financial information includes adjustments to reclassify acquisition related costs from 2014 to 2013 and to amortize the identifiable technology and intangible assets starting at the beginning of 2013. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2013.
Other 2014 Acquisitions
During 2014, we acquired CardLab, Inc. and its subsidiaries (CardLab), a leading online provider of customizable prepaid incentive and rewards cards, and Incentec Solutions, Inc. (Incentec), which provides cloud-based software solutions in the incentive and reward industry, for total purchase consideration of $33.7 million. These acquisitions have enhanced our product and service offerings in our incentives business. We accounted for these acquisitions as business combinations and have included their results of operations in our consolidated financial statements starting on the acquisition dates. The following table summarizes the components of the purchase consideration based on their fair values at the acquisition dates (in thousands):

Cash paid at closing	$18,956
Stock consideration	1,595
Contingent consideration	13,100
Total purchase consideration	$33,651
Stock consideration consists of 61,840 shares of our Class A common stock. Contingent consideration resulting from our acquisition of CardLab consists of three cash payments: i) up to $2.5 million based on CardLab's 2014 financial results, ii) $0, $1.25 million or $2.5 million dependent upon the contract execution and subsequent launch of a certain incentive program by certain specified dates and iii) up to $46.5 million based on CardLab's 2015 financial results for certain incentive programs. We estimated the fair value of the contingent consideration based on our estimates of the probability of achieving these targets and discount rates ranging from 15.0% to 19.0%, reflecting the risk profiles of meeting these targets (see Note 4—Fair Value Measurements) and present such amounts in Other current liabilities or Other liabilities in our consolidated balance sheets. The selling shareholders of CardLab are disputing the amount of contingent consideration due them; we believe these claims are without merit, and that payments as a result of these claims are not probable. We placed $5.0 million in an escrow account for the contingent consideration related to the 2014 financial results and the execution and launch of the incentive program and present such amounts as Restricted cash in our consolidated balance sheets.
The following table summarizes the initial purchase price allocation, and we may make adjustments to these amounts through the one year measurement period to finalize information regarding income taxes (in thousands):

Tangible liabilities, net	$(1,059)
Debt assumed	(7,475)
Deferred taxes	627
Identifiable technology and intangible assets	10,623
Goodwill	30,935
Total purchase consideration	$33,651
Deferred taxes include $4.3 million of deferred tax assets for net operating loss carryforwards, $3.9 million of deferred tax liabilities for nondeductible amortization of identifiable technology and intangible assets and $0.2 million of other deferred tax assets, net.
Goodwill represents the value of the future cash flows from new customers and the launch of new incentive programs, our prior relationship with Incentec and the value of the assembled workforce. Goodwill is not expected to be deductible for income tax purposes. During the fourth quarter of 2014, we recorded an adjustment to the initial purchase price allocation and reduced our contingent consideration liability by $11.0 million, goodwill by $10.4 million and identifiable intangible and technology assets by $0.6 million. We repaid all of CardLab's outstanding debt of $7.5 million on the acquisition date and present such payment as Repayment of debt assumed in business acquisitions in our consolidated statements of cash flows.
The following table summarizes the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Customer relationships	$1,260	5 years
Back-log	1,490	4 months
Technology	7,790	5 years
Trade name	83	3 years
Total identifiable technology and intangible assets	$10,623
Customer relationships represent the estimated fair value of the underlying relationships and agreements with the acquirees' customers. Back-log represents the estimated fair value resulting from cards issued before the acquisition date, resulting from revenues, including interchange and account service fees. Technology consists of Incentec's cloud-based software solutions and CardLab's internal-use software used for the order, fulfillment and management of customer orders. Trade name represents the fair value of the brand and name recognition associated with the acquirees.
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
Acquisition related costs totaled $0.6 million and are included in Transition and acquisition. Revenues and earnings from closing and pro forma financial information are not presented, as amounts are not material to our consolidated financial statements.
2013 Acquisitions
Retailo
On November 29, 2013 (closing), we acquired 100% of the outstanding common stock of Retailo AG and its subsidiaries (collectively, Retailo), a German privately-held company which is a leading third-party gift card distribution network in Germany, Austria and Switzerland. This acquisition has allowed us to expand our services in the German market. We accounted for the acquisition as a business combination and have included Retailo’s results in our consolidated financial statements starting on November 29, 2013.
We acquired Retailo for total purchase consideration of €51.7 million, consisting of €50.0 million paid at closing and €1.7 million due as of year-end 2013 based on Retailo’s closing working capital balance. Such purchase consideration totaled approximately $70.2 million based on the foreign currency exchange rate at the acquisition date. The following table summarizes the purchase price allocation (in thousands):

Settlement receivables	$18,085
Settlement payables	(14,815)
Other tangible liabilities, net	(778)
Deferred income taxes, net	(7,360)
Identifiable technology and intangible assets	45,725
Noncontrolling interests	(6,864)
Goodwill	36,223
Total consideration	$70,216
Goodwill represents the value of the acquired workforce and cash flows from increased productivity of existing distribution partners and from future retail distribution partners, and we do not expect to deduct goodwill for foreign tax purposes. Noncontrolling interests result from third-party ownership interests in certain subsidiaries of Retailo. We valued the noncontrolling interests using the income approach. Significant assumptions include forecasts of revenues, costs of revenue, general and administrative expenses and discount rate.

The following table summarizes the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Retail distribution partner relationships	$37,977	15 years
Customer relationships	5,546	8-10 years
Technology	1,862	3 years
Trade name	340	3 years
Total identifiable technology and intangible assets	$45,725

Retail distribution partner and customer relationships represent the estimated fair value of the underlying relationships and agreements with Retailo’s distribution and content providers, respectively. Technology primarily consists of the internal-use software used for the settlement of transactions between Retailo’s distribution partners and content providers. The trade name represents the fair value of the brand and name recognition associated with Retailo.
We valued distribution partner provider relationships and trade names using the income approach and valued the customer relationships using the cost-to-build and lost profits approach. Significant assumptions include forecasts of revenues, costs of revenue, general and administrative expenses; estimated attrition rates for distribution partners; costs and estimated time to build content provider relationships; and royalty rates for the trade name. We discounted the cash flows at rates ranging from 14% to 20%, reflecting the different risk profiles of the assets. We valued technology using the cost approach.
InteliSpend
On November 12, 2013 (closing), we acquired substantially all of the net assets of InteliSpend Prepaid Solutions, LLC and its subsidiaries (InteliSpend) from Maritz Holdings Inc. (Maritz), a privately-held company. InteliSpend distributes prepaid products through business clients for their loyalty, incentive and reward programs. This acquisition has allowed us to broaden our distribution channels to include businesses that offer prepaid cards as incentives and rewards. We accounted for the acquisition as a business combination and have included the results of InteliSpend’s operations in our consolidated financial statements starting on November 12, 2013.
We acquired InteliSpend for total purchase consideration of $97.4 million, consisting of $98.5 million paid at closing and $1.1 million due to us at year-end 2013 based on closing working capital balances. The following table summarizes the initial purchase price allocation (in thousands):

Cash and cash equivalents	$14,957
Trading securities	29,369
Accounts receivable	7,918
Cardholder liabilities	(31,417)
Customer deposits	(12,497)
Other tangible liabilities, net	(3,963)
Deferred taxes	(283)
Identifiable technology and intangible assets	39,190
Goodwill	54,175
Total purchase consideration	$97,449
Goodwill represents the value of the acquired workforce and future cash flows from new customers and the growth of the corporate incentives and consumer promotions market, and we expect to deduct $53.8 million of goodwill for U.S. and foreign tax purposes. We sold the trading securities for cash on the day after closing and present this sale as an inflow from investing activities in our consolidated statements of cash flows. Pursuant to certain state regulatory requirements, we must maintain cash and cash equivalents or certain other permissible investments to fulfill the redemptive value of cardholder liabilities, which totaled $33.5 million at closing. The step down in fair value of the cardholder liabilities primarily represents amounts for which we do not expect to fulfill the redemption obligation. Additionally, due to the requirements for a state regulatory approval, we had not assumed certain cardholder liabilities nor acquired the related cash as of year-end 2013, which totaled $3.7 million at year-end 2013. In May 2014, we received such approval and subsequently assumed such liabilities and related cash of $3.9 million, which we present as Business acquisitions, net of cash received in our consolidated statements of cash flows.

The following table summarizes the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Customer relationships	$23,880	7-14 years
Back-log	9,260	1-3 years
Patent	3,310	5 years
Technology	2,450	5 years
Trade name	290	4 years
Total identifiable technology and intangible assets	$39,190
Customer relationships represent the estimated fair value of the underlying relationships and agreements with InteliSpend’s customers. Back-log represents the estimated fair value resulting from cards issued before the acquisition date, resulting from revenues, including interchange, merchant commissions, card expiration fees and account service fees. Patent represents the estimated fair value of InteliSpend’s restricted access network patent for which it earns merchant commissions included in Commissions and fees (see Note 1—Revenue Recognition). Technology primarily consists of the internal-use software used for the order, fulfillment and management of customer orders. Trade name represents the fair value of the brand and name recognition associated with InteliSpend.
We valued certain customer relationships, back-log, patent and trade name using the income approach and certain other customer relationships using a cost-to-build and lost profits approach. Significant assumptions include forecasts of revenues, costs of revenue and sales, general and administrative expenses; estimated attrition rates for customers; costs and time to build customer relationships; and royalty rates for the patent and trade name. We discounted the cash flows at rates ranging from 9% to 13%, reflecting the different risk profiles of the assets.
Financial Data and Pro-Forma Information
Acquisition-related costs for the acquisitions of Retailo and InteliSpend, consisting of professional services for legal, audit, tax and valuation services, totaled $1.1 million and $1.0 million, respectively, and are included in Transition and acquisition.
The following table summarizes revenue and earnings for Retailo and InteliSpend from their acquisition dates through year-end 2013 (in thousands):

	Retailo	InteliSpend
Total revenues	$6,244	$5,883
Net income attributable to Blackhawk Network Holdings, Inc.	827	(888)
The following pro forma financial information summarizes the combined results of operations of us, Retailo and InteliSpend as though we had been combined as of the beginning of fiscal 2012 (in thousands):

	2013	2012
Total revenues	$1,196,476	$1,022,588
Net income attributable to Blackhawk Network Holdings, Inc.	54,242	38,666
The pro forma financial information includes adjustments to reclassify acquisition related costs from 2013 to 2012, amortize the identifiable technology and intangible assets starting at the beginning of 2012 and reduce card expiration fees as a result of the step down in fair value of the cardholder liability at the beginning of 2012. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2012.
2011 Acquisition
In 2011, we acquired Cardpool, Inc., which provides a second card market exchange where consumers can purchase or sell previously issued prepaid cards at a discount from transaction dollar volume. Purchase consideration included up to $25 million in contingent consideration, based on operational and financial performance, for which we estimated the acquisition-date fair value to be $23.2 million. The final measurement period for the contingent consideration ended in 2014, and aggregate contingent consideration payments since acquisition totaled $5.6 million.

3. Financing
On March 28, 2014, we entered into a credit agreement with a group of banks (the Credit Agreement). The Credit Agreement included a $175 million 4-year term loan, with an option to increase the loan to $225 million, and a revolving credit facility of up to $200 million with up to an additional $100 million during the year-end holiday period for specific settlement related requirements. The revolving credit facility included a $100 million subfacility for the issuance of letters of credit. On September 26, 2014, we exercised the option on the term loan for the additional $50 million. On October 23, 2014, we amended the Credit Agreement by increasing the term loan by $150 million to a total of $375 million outstanding and increased the capacity under our revolving credit facility by $50 million to $250 million. The subfacility for the issuance of letters of credit remains at $100 million. Borrowings under the Credit Agreement are secured by a pledge of the assets of Blackhawk Network Holdings, Inc.; substantially all of the assets of certain of its U.S. subsidiaries, including Blackhawk Network, Inc., the primary U.S. operating subsidiary; and 65% of the shares in certain foreign subsidiaries.
As of year-end 2014, we had no amounts outstanding under our revolving credit facility, other than $46.6 million in outstanding letters of credit under the subfacility, and $303.4 million available under our revolving credit facility, which included the additional $100 million available for year-end holiday period for specific settlement related requirements. Since the date we completed the Credit Agreement through year-end 2014, the average amount outstanding under the revolving credit facility was $16.5 million, and the largest amount outstanding was $130.0 million. As of year-end 2014, we estimate the fair value of our term loan to be approximately $375 million.
We capitalized total deferred financing costs of $3.8 million, which we present as a discount on note payable or within Other assets (see Note 1—Financing Costs).
The following table presents the amounts due by maturity date, unamortized discount and net carrying amount of our term loan as of year-end 2014 (in thousands):

2014
Due March 21, 2015	$11,250
Due March 21, 2016	37,500
Due March 21, 2017	56,250
Due March 28, 2018	270,000
Total amount due	$375,000
Unamortized discount	(1,246)
Note payable, net of discount	$373,754
We pay interest for our loans (the term loan and amounts outstanding under the revolving credit facility) based on whether we elect to borrow the funds as a LIBOR rate loan or non-LIBOR rate loan. For LIBOR rate loans, we pay interest at the LIBOR rate plus the Applicable Margin (as defined in the Credit Agreement), which may range from 1.25% to 2.50%, based on our Consolidated Total Leverage Ratio (as defined in the Credit Agreement). For non-LIBOR rate loans, we pay interest at a rate equal to (i) the highest of (A) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” (B) the Federal Funds Rate plus 0.50% and (C) one-month LIBOR plus 1.00%, plus (ii) the Applicable Margin, which may range from 0.25% to 1.50%, based on our Consolidated Total Leverage Ratio. During 2014, the average interest rate on our term loan was 2.00% and the average interest rate for borrowings under our revolving credit facility was 3.10%.
We pay a letter of credit commission on outstanding letters of credit at the Applicable Margin, which may range from 1.25% to 2.50%, based on our Consolidated Total Leverage Ratio. However, for letters of credit secured by cash, we pay a commission of 0.75%. During 2014, the average interest rate for our letter of credit commission was 1.98%.
We pay a commitment fee on the average daily unused portion of the revolving credit facility at the Applicable Margin for that fee, which may range from 0.20% to 0.45%, based on our Consolidated Total Leverage Ratio. We may also pay other fees, as referenced in the Credit Agreement. During 2014, our average interest rate for our commitment fee was 0.29%.
Interest expense under the Credit Agreement totaled $5.7 million, including $3.7 million for our term loan, $1.5 million for our revolving credit facility and $0.5 million for amortization of deferred financing costs.

The Credit Agreement contains various loan covenants that restrict our ability to take certain actions and contains financial covenants that require us periodically to meet certain financial tests, which limit our ability to declare and pay cash dividends.
4. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis (see Note 1—Fair Value Measurements). The table below summarizes the fair values of these assets and liabilities as of year-end 2014 and 2013 (in thousands):

	2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$618,200	$—	$—	$618,200
Liabilities
Contingent consideration	$—	$—	$7,567	$7,567

	2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$379,000	$—	$—	$379,000
Liabilities
Contingent consideration	$—	$—	$—	$—
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper.
In 2014 and 2013, there were no transfers between Level 1 and Level 2.
Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing. Level 3 includes the estimated fair value of our contingent consideration liabilities.
Contingent Consideration—We estimate the fair value of the contingent consideration based on our estimates of the probability of achieving the relevant targets and discount rates reflecting the risk of meeting these targets. A significant increase (decrease) in our estimated probability or a significant decrease (increase) in the discount rate could materially increase (decrease) the fair value of contingent consideration.
The changes in fair value of contingent consideration for 2014 and 2013 are as follows (in thousands):

	2014	2013
Contingent Consideration
Balance – beginning of year	$—	$18,947
Issuance of contingent consideration for acquisition of CardLab	13,100	—
Decrease in fair value of contingent consideration	(3,722)	(14,740)
Settlements	(1,811)	(4,207)
Balance – end of year	$7,567	$—
We present the decrease in the fair value of contingent consideration in Change in fair value of contingent consideration and as a non-cash adjustment to net income in our consolidated statements of cash flows. These decreases primarily reflect changes in our estimates of amounts payable for and probability of achieving the relevant targets. Settlements reflect the determination of amounts payable based on achievement of the relevant targets.

As a result of our acquisition of CardLab in 2014, we recognized the fair value of contingent consideration at its acquisition date (see Note 2—Business Acquisitions). At year-end 2014, $1.8 million was payable for achieving relevant targets, and we estimated the fair value of the remaining contingent consideration based on our estimates of the amounts payable for and probability of achieving the relevant targets and a discount rate of 19.0%, which reflects the risk of meeting these targets.
As of year-end 2013, we estimated the fair value of contingent consideration from our acquisition of Cardpool to be $0 after a decrease in fair value of $14.7 million due to delays in the launch of acquisition channels for Cardpool inventory. During 2014, we concluded the final measurement period for the Cardpool contingent consideration, and no amounts were payable based on that measurement period. During 2013, we paid $5.6 million for the Cardpool contingent consideration, of which $1.4 million resulted from fiscal 2012 financial and operational results, which we present as Payments for acquisition liability in our consolidated statements of cash flows.

5. Consolidated Financial Statement Details
The table below summarizes the changes in the allowances for doubtful accounts and sales allowances for Settlement receivables and Accounts receivable for 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Beginning balance	$3,134	$2,785	$2,503
Provision	3,452	4,162	2,592
Charges against allowances, net of recoveries	(1,039)	(3,958)	(2,310)
Other	—	145	—
Ending balance	$5,547	$3,134	$2,785
Other Current Assets
Other current assets as of year-end 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Inventory	$37,061	$33,096
Deferred expenses	16,339	10,126
Income tax receivables	30,997	8,344
Other	11,261	15,908
Total other current assets	$95,658	$67,474
Inventory includes i) card stock (manufacturing and transportation costs of our Visa gift cards, PayPower GPR cards, open loop incentive cards and cards for certain other content providers prior to card activation), ii) acquisition costs of Cardpool cards, iii) telecom handsets at our distribution warehouses, iv) card fixture displays before shipment to our retail distribution partners and v) prepaid PIN's for certain telecom electronic products. Deferred expenses represent compensation paid to retail distribution partners and certain business clients, card stock costs and up-front transaction processing costs for our Visa gift, PayPower GPR cards and open loop incentive cards that, upon activation, are amortized based on the same historical redemption pattern as the related revenue (see Note 1—Operating Expenses).

Property, Equipment and Technology
Property, equipment and technology as of year-end 2014 and 2013 consisted of the following (dollars in thousands):

	Useful Lives in Years	2014	2013
Leasehold improvements	5	$7,692	$5,590
Computers and related equipment	3 - 5	30,886	31,373
Technology	5	194,086	124,948
Total property, equipment and technology		232,664	161,911
Less accumulated depreciation and amortization		(102,656)	(82,248)
Property, equipment and technology, net		$130,008	$79,663
Depreciation and amortization expense related to property, equipment and technology totaled $28.5 million, $21.7 million and $17.6 million for 2014, 2013 and 2012, respectively, and is included in Processing and services, Costs of products sold, or General and administrative expenses.
Other Assets
Other assets as of year-end 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Program development costs	$59,889	$58,029
Other receivables	9,324	19,905
Income taxes receivable	6,368	5,555
Deferred financing costs	2,003	—
Other	15,502	7,189
Total other assets	$93,086	$90,678
As discussed in Note 1, we pay for program development costs to or on behalf of some of our distribution partners. Amortization expense related to program development costs totaled $24.5 million, $21.0 million and $17.0 million for 2014, 2013 and 2012, respectively.
Other Current Liabilities
Other current liabilities as of year-end 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Deferred revenue	$48,114	$30,540
Income taxes payable	22,784	21,167
Payroll and related liabilities	24,131	20,949
Acquisition liabilities	1,811	2,279
Other payables and accrued liabilities	5,512	6,335
Total other current liabilities	$102,352	$81,270
Acquisition liabilities represent the amounts due under our CardLab contingent liability at year-end 2014 (see Note 4—Fair Value Measurements) and remaining amounts due for the acquisition of Retailo at year-end 2013 (see Note 2—Business Acquisitions).

Other Liabilities
Other liabilities as of year-end 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Acquisition liabilities	$7,567	$—
Payable to content provider	2,476	6,664
Income taxes payable	1,599	—
Deferred income and other liabilities	2,790	2,047
Total other liabilities	$14,432	$8,711

The acquisition liability at year-end 2014 represents the estimated fair value of our CardLab contingent consideration liability.
6. Goodwill and Other Intangible Assets

We have assigned goodwill to our US Retail and Global Incentives segment and our International Retail segment. To date, we have not recorded any impairment charges against or disposed of any goodwill. A summary of changes in goodwill during 2014 is as follows (in thousands):

	2014
	US Retail and Incentives & Rewards	International Retail	Total
Balance, beginning of year	$96,865	$36,656	$133,521
Parago acquisition	172,273	—	172,273
CardLab and Incentec acquisitions	30,935	—	30,935
Retailo adjustment	—	78	78
Foreign currency translation adjustments	(958)	(4,584)	(5,542)
Balance, end of year	$299,115	$32,150	$331,265

We have finalized our information regarding working capital for our acquisitions of InteliSpend and Retailo and have settled amounts due to or from us for working capital adjustments, which we present as Business acquisitions, net of cash received in our consolidated statements of cash flows.

Intangible assets as of year-end 2014 are as follows (dollars in thousands):

	Weighted-Average Remaining Life in Years	Gross	Accumulated Amortization	Net
Distribution partner relationships	11	$58,318	$(12,391)	$45,927
Customer relationships, including back-log	13	138,898	(17,800)	121,098
Patents	4	5,220	(2,308)	2,912
Domain names, trade names and other intangibles	3	2,055	(1,035)	1,020
Total intangible assets		$204,491	$(33,534)	$170,957

Intangible assets as of year-end 2013 are as follows (dollars in thousands):

	Weighted-Average Remaining Life in Years	Gross	Accumulated Amortization	Net
Distribution partner relationships	11	$63,131	$(5,522)	$57,609
Customer relationships, including back-log	9	38,652	(2,560)	36,092
Patents	4	5,220	(994)	4,226
Domain names, trade names and other intangibles	4	1,406	(644)	762
Total intangible assets		$108,409	$(9,720)	$98,689
The following table presents total intangible amortization expense according to the income statement line in our consolidated statements of income for 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Partner distribution expense	$4,544	$3,376	$361
Processing and services	122	92	—
Amortization of acquisition intangibles	19,705	3,349	424
Total intangible amortization expense	$24,371	$6,817	$785
The following table presents future intangible asset amortization as of year-end 2014 according to the income statement line (in thousands):

Fiscal Year	Partner distribution expense	Processing and services	Amortization of acquisition intangibles	Total
2015	$4,322	$120	$22,599	$27,041
2016	4,322	120	18,787	23,229
2017	4,322	120	16,144	20,586
2018	1,877	28	14,131	16,036
2019	—	—	12,680	12,680
Thereafter	—	—	71,385	71,385
Total amortization	$14,843	$388	$155,726	$170,957

7. Capital Stock

Classes of Common Stock and Shares Authorized and Issued

After the Offering, our common stock consists of Class A common stock and Class B common stock. Authorized Class A common stock consists of 125 million shares of $0.001 par value per share common stock. Class A common stock issued and outstanding at year-end 2014 was approximately 13,068,000 shares. Authorized Class B common stock consists of 125 million shares of $0.001 par value per share common stock. Class B common stock issued and outstanding at year-end 2014 was approximately 40,437,000 shares. We also have 10 million shares of authorized preferred stock with no shares outstanding as of year-end 2014. Share of Class A and Class B common stock are substantially identical except that Class A common stock has one vote per share and Class B common stock has 10 votes per share.

Reverse Split

On April 1, 2013, we effected a 1-for-2 reverse stock split (the Reverse Split) by filing an amendment to our Certificate of Incorporation with the Delaware Secretary of State. As a result of the Reverse Split, we also adjusted the share amounts under our employee incentive plans and common stock and warrant agreements with third parties. All common share numbers and per common share data in our consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Split and the amendment to the Certificate of Incorporation.

Shares Sold and Issued in Conjunction with Initial Public Offering

As discussed in Note 1, on April 24, 2013, we completed the Offering of 11,500,000 shares of our Class A common stock. In conjunction with the Offering, we issued 406,957 shares of Class B common stock as a result of the net exercise of a warrant to purchase 750,000 shares at an exercise price of $10.52 per share. Of the shares issued, 172,431 shares were sold in the Offering and accordingly converted to Class A common stock. We also issued 20,423 shares of Class B common stock as a result of the exercise of outstanding options at a weighted average exercise price of $6.78 per share, all of which shares were sold in the Offering and accordingly converted to Class A common stock. We received $0.1 million in cash as a result of the exercise of these options.

Dividend

On December 14, 2012, our Board of Directors declared a dividend of $1.369 per common share for stockholders of record as of December 18, 2012. We paid $69.9 million for the dividend on December 21, 2012 and will pay the dividend to holders of unvested restricted stock awards if and when the shares vest. Additionally, the Board declared a dividend equivalent of $1.369 per common share for restricted stock units to be paid when the award vests and the shares are issued, and a reduction of the exercise price of $1.369 per share for stock option and stock appreciation rights. Accordingly, we may pay up to $0.5 million if all restricted stock awards and restricted stock units vest and paid $0.1 million and $0.1 million in 2014 and 2013, respectively. The dividend also resulted in the reduction of the exercise price of all stock options and stock appreciation rights outstanding by an aggregate of $4.6 million in accordance with the anti-dilution provisions of the underlying plans.

8. Equity Incentive Plans and Stock Based Compensation

Stock Compensation Plans

2013 Equity Incentive Plan—In March 2013, the Board adopted and our stockholders later approved the 2013 Equity Incentive Plan (the 2013 Plan) to permit the issuance of up to 3,000,000 shares of our Class A common stock. Under the terms of the 2013 Plan, we may award stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other incentive awards to our employees, consultants, officers and directors. Additionally, after the Offering, the remaining shares reserved for issuance under the 2006 Restricted Stock and Restricted Stock Unit Plan (2006 Plan) and 2007 Stock Option Plan and Stock Appreciation Right Plan (2007 Plan), including those that later become available for future issuance as the result of the cancellation of awards, are available for issuance under the 2013 Plan as shares of Class A common stock. After the Offering, we ceased to grant awards under the 2006 Plan and 2007 Plan and granted awards under the 2013 Plan. As of year-end 2014, 1,686,508 shares are available for grant under this plan, which includes the additional shares from the 2006 Plan and the 2007 Plan.

2013 Employee Stock Purchase Plan—In December 2013, the Board approved the 2013 Employee Stock Purchase Plan (the ESPP) to permit the issuance of up to 2,000,000 shares of Class A common stock. Employees, with certain restrictions, may purchase shares at a 15% discount to the lesser of the fair market value of Class A common stock at the beginning and end of the offering period, which is generally six months. Shares available for issuance may increase, each year starting in 2015, up to 1% of the total Class A and Class B common stock outstanding at the date of the adoption of the ESPP.

2007 Stock Option and Stock Appreciation Right Plan—In February 2007, the Board approved the 2007 Stock Option Plan and Stock Appreciation Right Plan (as amended, the 2007 Plan) to permit the issuance of 2,500,000 shares of our Class B common stock. Under the 2007 Plan, we may grant nonqualified options and stock appreciation rights at an exercise price equal to or greater than the fair market value at the grant date. Options and stock appreciation rights generally vest over four or five years. In March 2010 and March 2013, our Board of Directors voted to increase the pool of authorized shares of common stock available for grants under the 2007 Blackhawk Plan by 1,500,000 and 500,000 shares, respectively, to an aggregate of 4,500,000 shares.

2006 Restricted Stock Plans—In February 2006, the Board approved the 2006 Restricted Stock and Restricted Stock Unit Plan (as amended, the 2006 Plan) to permit the issuance of up to 1,250,000 shares of our Class B common stock. In March 2013, the Board increased the shares available for grant under the 2006 Plan by 250,000 shares to an aggregate of 1,500,000 shares. Under the 2006 Plan, we may grant restricted stock awards or units to various Blackhawk employees. Also in February 2006, Safeway’s Board of Directors approved a restricted stock program whereby Safeway awards issued and outstanding Blackhawk stock originally owned by Safeway to various Safeway employees (the Safeway Restricted Stock Plan). Shares or units issued under these plans vest over four or five years provided that the employee remains employed by us or Safeway.

Stock Option and Stock Appreciation Rights

We determine the fair value of our stock option awards and stock appreciation rights using a Black-Scholes option pricing model. The assumptions used to value the option grants for 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Expected life (in years)	5	5	5
Expected stock volatility	32.6%–33.5%	37.5%–48.3%	46.6%–48.2%
Risk-free interest rate	1.5%–1.7%	0.4%–1.6%	0.6%–1.1%
Expected dividend yield during expected term	0%	0%	0%

The expected term of the awards was determined using the “simplified method” outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 110, Share-Based Payment (SAB 110). Expected stock volatility was determined based upon historical volatility for comparable publicly traded companies over a five year period.

The risk free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on our dividend policy at the time the options were granted.

A summary of our stock option and stock appreciation right activity under all Plans for 2014 is as follows:

	Stock Options and Appreciation Rights (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, year-end 2013	3,500,498	$15.84	4.2	$34,367
2014 activity:
Granted	655,500	$27.55
Canceled	(183,212)	$20.97
Exercised	(637,034)	$12.34
Outstanding, year-end 2014	3,335,752	$18.46	3.9	$33,556
Exercisable, year-end 2014	1,554,900	$14.56	2.7	$21,399
Vested and expected to vest, year-end 2014	3,144,476	$18.15	4.2	$32,511

The weighted average grant-date fair values of stock options and stock appreciation rights granted during 2014, 2013 and 2012 were $8.56, $8.00 and $8.14 per share, respectively. We recognized stock-based compensation expense for options and appreciation rights of $5.5 million, $5.9 million and $3.4 million, in 2014, 2013 and 2012, respectively. Stock-based compensation is reported in the operating expense line item corresponding to the applicable employee compensation expense. As of year-end 2014, the unamortized stock-based expense for options and appreciation rights totaled $9.1 million and is expected to be recognized over the remaining weighted average period of 2.4 years. The total intrinsic value of options exercised and options surrendered upon cashless exercise totaled $9.8 million, $7.2 million and $0.8 million during 2014, 2013 and 2012, respectively.

Restricted Stock and Restricted Stock Units

We determine the fair value for restricted stock and restricted stock unit awards ratably based on the fair value of the stock at the grant date. Restricted stock compensation expense under all plans totaled $8.0 million, $2.5 million and $1.6 million in 2014, 2013 and 2012, respectively, and is reported in the operating expense line item corresponding to the applicable employee compensation expense. The fair values of restricted stock awards that vested during 2014, 2013 and 2012 totaled $4.4 million , $2.6 million and $1.5 million, respectively. As of year-end 2014, unrecognized compensation expense related to nonvested restricted stock and restricted stock unit awards totaled $21.6 million, and is expected to be recognized over the weighted average period of 3.0 years. The following table summarizes restricted stock and restricted stock unit awards during 2014:

	Restricted Stock and Restricted Stock Unit Awards	Weighted Average Grant-Date Fair Value
Nonvested, year-end 2013	536,767	$20.62
2014 activity:
Granted	1,061,700	$27.70
Vested	(160,391)	$20.48
Forfeited	(138,555)	$24.40
Nonvested, year-end 2014	1,299,521	$26.02

Performance Stock Units

We grant performance stock unit awards where the number of shares issued is dependent upon both employee service and our financial performance. We recognize compensation expense for performance stock unit awards ratably over the vesting period based on the fair value of the stock at the grant date and based on the number of shares issuable for which we believe that it is probable that the performance condition will be achieved. Performance stock unit compensation expense totaled $1.1 million and $0.1 million 2014 and 2013, respectively, and is reported in the operating expense line item corresponding to the applicable employee compensation expense. No performance stock units vested during 2014, 2013 and 2012. As of year-end 2014, unrecognized compensation expense related to nonvested performance stock unit awards totaled $4.9 million and is expected to be recognized over the weighted average period of 1.9 years.

The changes in performance stock unit awards for 2014 are as follows:

	Performance Stock Unit Awards	Weighted Average Grant-Date Fair Value
Nonvested, year-end 2013	105,600	$22.79
2014 activity:
Granted	177,800	$26.73
Vested	—	$—
Forfeited	(47,736)	$24.55
Nonvested, year-end 2014	235,664	$25.41
Employee Stock Purchase Plan
During 2014, we issued 110,865 shares of our Class A common stock under our ESPP and recognized $0.8 million of expense. As of year-end 2014 there were 1,889,135 shares reserved for future issuances under the ESPP.
Stock Compensation in Safeway Stock
Safeway has historically granted stock options and restricted stock to certain of our employees. Safeway granted no stock awards during 2014, 2013 and 2012. We recognized $0.0 million, $0.2 million and $0.2 million in 2014, 2013 and 2012 related to equity awards in Safeway stock.

Total Employee Stock-Based Compensation
The following table presents total stock-based compensation expense for both Blackhawk and Safeway stock option and restricted stock plans according to the income statement line in the accompanying consolidated statements of income for 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Processing and services	$3,527	$1,222	$618
Sales and marketing	5,153	3,647	2,013
Cost of products sold	43	17	31
General and administrative	6,667	3,827	2,548
Total stock-based compensation expense	$15,390	$8,713	$5,210

We cash settled with Safeway compensation related to Safeway stock awards granted to our employees and accordingly do not include such expense as a non-cash reconciliation adjustment to net income in our consolidated statements of cash flows.

9. Equity Awards Issued to Distribution Partners
Common Stock and Warrants Issued to Distribution Partner
In August 2007, we entered into a seven year prepaid card program agreement (the Agreement) with a retail distribution partner. In conjunction with the Agreement, we and the partner also entered into a stock purchase agreement and related agreements (Stock Agreement). Under the terms of the Stock Agreement, the partner purchased 1,036,585 shares of our Class B common stock at a price of $8.00 per share. The partner had a put right in the event that we had not consummated an initial public offering, a spin-off or a change in control by a certain date.
Pursuant to anti-dilutive provisions of the Stock Agreement, through December 2012, the partner exercised this purchase right to acquire an additional 33,082 shares and a warrant to acquire up to 22,449 shares of common stock at $16.30 per share.
In March 2011, these provisions were amended (the Amendment) to extend the expiration date to the earlier of June 1, 2014 or an initial public offering, a spin-off, or a transaction resulting in a change of control (as defined in the Stock Agreement). The Amendment also fixed the put and call purchase price at $18.90 per share for all shares issued prior to the Amendment and the purchase price for all shares issued subsequent to the Amendment.
At the time of issuance in August 2007, the fair value of the overall equity instrument (stock and associated rights) was determined using the Black-Scholes option pricing model. The excess fair value over the purchase price was recorded as an intangible distribution partner relationship asset and is amortized to expense on a straight-line basis over the seven-year life of the Agreement. At each reporting date through the Amendment date in March 2011, the stock portion of the overall equity instrument was revalued as a liability award using the Black-Scholes option pricing model due to the fair value put right. After the Amendment, which fixed the call right at $18.90 per share, we concluded that a performance commitment date would not be achieved until the call provision terminates due to the fixed price nature of our call right and the retail distribution partner’s continuing performance requirements under the Agreement. Consequently, the amended portion of the instrument was remeasured to fair value at each reporting period and recorded to equity (as a result of modifying the fair value put right to a fixed-price put right) based on current market conditions using a Black-Scholes option pricing model. As a result of the Offering, the put and call rights were terminated, which eliminated the performance conditions of the Amendment. Accordingly, we expensed the remaining unamortized fair value of $3.5 million, determined as the excess of the Offering price of $23.00 per share over the put price of $18.90 per share, less amounts previously expensed, with an offsetting increase to Additional paid-in capital. Further, we reclassified Warrant and common stock liabilities related to these put rights of $20.2 million to Additional paid-in capital. We recognized expense related to this equity instrument of $3.1 million and $0.5 million in 2013 and 2012, respectively, in Partner distribution expense.
The Stock Agreement and Amendment required that all cash received for the original and subsequent purchases of our stock be placed in an escrow account until the put option was exercised or expired. The cash in escrow was classified as Restricted cash in our consolidated balance sheets. The Offering terminated the restriction on the cash, and we reclassified Restricted cash of $9.0 million to Cash and cash equivalents.

In April 2013, in conjunction with extending the marketing and distribution services agreement with this retail distribution partner, we issued a fully vested warrant to purchase 1,500,000 shares of our Class A common stock at an exercise price of $20.00 per share with no service or performance conditions. As a result of the Offering, the warrant became exercisable on October 16, 2013, which was 181 days after our Offering. We measured the fair value of the warrant using a Black-Scholes option pricing model as of the date of the Offering as $14.9 million. We recorded the full value of the warrant in Additional paid-in capital with an offset to Intangible assets and amortize the asset over the term of the related marketing and distribution services agreements of approximately five years to Partner distribution expense. Additionally, on April 30, 2013, pursuant to the retail distribution partner’s anti-dilutive rights, we issued a warrant to purchase 15,306 shares at an exercise price of $20.00 per share. We recorded the fair value of the warrant of $0.1 million in Additional paid-in capital with an offset to Partner distribution expense.
Warrants Issued to Distribution Partners
In July 2009, we signed a marketing and distribution services agreement with another retail distribution partner and issued a warrant to the partner to purchase 750,000 shares of Class B common stock at $10.52 per share. The term of both the services agreement and the warrant is 10 years.
The warrant was fully vested and exercisable upon signing the agreement. However, the partner vested into a put right covering any shares to be issued under the warrant over five years, with 25% vesting on the second anniversary of the warrant agreement, and 25% vesting on each anniversary thereafter. The put right allowed the partner to put “vested” shares to us at the then-current fair market value. The warrant and put right terminated upon the Offering.
Due to the vesting provisions of the put right, the fair value of the warrant was remeasured at each reporting period based on a Black-Scholes option pricing model and expensed to Partner distribution expense with an offset to Warrant and common stock liabilities over the 5-year vesting period. As discussed in Note 7—Capital Stock, in conjunction with the Offering, the partner net exercised the warrant and we expensed the remaining unamortized fair value of $2.5 million, determined as the excess of the Offering price of $23.00 per share over the exercise price of the warrant, less amounts previously expensed, with an offsetting increase to Additional paid-in capital. Further, we reclassified Warrant and common stock liabilities related to the put right of $6.9 million to Additional paid-in capital. We recognized expense of $2.9 million and $1.7 million in 2013 and 2012, respectively.
In November 2010, in conjunction with signing a marketing and distribution services agreement with a third retail distribution partner, we entered into a warrant agreement whereby we would issue the distribution partner a warrant to purchase up to 1.1 million shares of our Class B common stock at $16.30 per share upon the achievement of certain performance milestones. The partner achieved such milestones in December 2010, and we subsequently issued the warrant. The warrant was vested as to 181,500 shares upon issuance, as to 288,494 shares in December 2013 and as to 383,748 shares in January 2015 as the result of the achievement of certain milestones. The warrant became exercisable on April 1, 2014. The warrant expires on the earlier of December 31, 2015, or the termination of the services agreement, which has a term of seven years.
We concluded that a performance commitment date would not be achieved until the warrant becomes exercisable on April 1, 2014, due to the underlying performance requirements associated with the marketing and distribution services agreement. Consequently, we remeasured the fair value of the warrant at each reporting period based on current market conditions using the Black-Scholes option pricing model and amortized it to Partner distribution expense, with a corresponding increase to Additional paid-in capital until performance was completed. We recognized expense of $1.3 million, $2.4 million and $0.2 million for 2014, 2013 and 2012, respectively.
In April 2013, in conjunction with extending marketing and distribution services agreements with a fourth retail distribution partner, we issued a fully vested warrant to purchase 750,000 shares of our Class A common stock at an exercise price of $20.00 per share with no service or performance conditions. As a result of the Offering, these warrants became exercisable on October 16, 2013, which was 181 days after our Offering. We measured the fair value of the warrants using a Black-Scholes option pricing model as of the date of the Offering as $7.3 million, recorded the full value of the warrant in Additional paid-in capital with an offset to Intangible assets and amortize the asset over the term of the related marketing and distribution services agreements of approximately five years to Partner distribution expense. In November 2014, the partner net exercised the warrant, resulting in the issuance of 315,972 shares of our Class A common stock.

Total Distribution Partner Stock-Based Compensation
The following table presents the components of distribution partner stock-based compensation expense included in Partner distribution expense (in thousands):

	2014	2013	2012
Mark-to-market expense	$1,312	$8,598	$2,432
Amortization of intangible assets	4,544	3,376	360
Total distribution partner stock-based compensation expense	$5,856	$11,974	$2,792

10. Income Taxes
We are party to various tax sharing agreements with Safeway, which are important to understanding our income taxes. See Note 1—Income Taxes for additional information
The components of income before income tax expense for 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Domestic	$68,661	$67,368	$67,451
Foreign	4,254	16,180	10,640
Income before income tax expense	$72,915	$83,548	$78,091
The components of income tax expense for the years ended 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Current:
Federal	$32,944	$20,669	$25,454
State	4,374	4,068	4,054
Foreign	1,997	6,178	5,376
Total current	39,315	30,915	34,884
Deferred:
Federal	(10,080)	(360)	(3,467)
State	(372)	(275)	(616)
Foreign	(1,373)	(418)	(602)
Total deferred	(11,825)	(1,053)	(4,685)
Income tax expense	$27,490	$29,862	$30,199
A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to our income taxes for 2014, 2013 and 2012 is as follows (dollars in thousands):

	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at federal statutory rate	$25,520	35.0%	$29,241	35.0%	$27,331	35.0%
State income taxes net of federal benefit	2,965	4.0%	2,787	3.3%	2,329	3.0%
Foreign rate differential	(865)	(1.1)%	96	0.1%	1,050	1.4%
Mark to market on redeemable common stock	88	0.1%	1,536	1.8%	336	0.4%
Change in fair value of contingent consideration	(1,479)	(2.0)%	(6,097)	(7.3)%	(1,160)	(1.5)%
Compensation subject to certain limits	737	1.0%	2,143	2.6%	—	—%
Other	524	0.7%	156	0.2%	313	0.4%
Total income tax expense/effective tax rate	$27,490	37.7%	$29,862	35.7%	$30,199	38.7%

The components of our deferred tax assets (liabilities) at year-end 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$33,128	$9,752
Accrued expenses	8,736	6,888
Non-deductible reserves	6,617	6,508
Deferred revenue	11,739	7,428
Stock-based compensation	11,156	4,963
Other	931	1,899
Deferred tax assets	72,307	37,438
Valuation allowance	(1,633)	(1,485)
Total deferred tax assets	70,674	35,953
Deferred tax liabilities:
Depreciation and amortization	(75,915)	(39,569)
Total deferred tax liabilities	(75,915)	(39,569)
Net deferred tax liabilities	$(5,241)	$(3,616)
Balance sheet presentation:
Current deferred tax assets	$38,456	$20,145
Long-term deferred tax assets	1,678	727
Long-term deferred tax liabilities	(45,375)	(24,488)
Net deferred tax assets (liabilities)	$(5,241)	$(3,616)
As a result of our Offering, certain compensation for certain executives became subject to certain IRS limitations. We were not able to avail ourselves to one-year transition rules related to stock-based awards granted before the Offering since we were a subsidiary of Safeway, an already publicly-traded company. As a result, we wrote-off deferred tax assets related to stock-based compensation for certain executives and may not realize a tax benefit depending upon the timing and the amount of the possible deduction.
At year-end 2014, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $71.9 million, resulting from our acquisitions of Parago, CardLab and Incentec in 2014 and EWI in 2006, which, if not utilized, will begin to expire in 2018. The utilization of such NOL carryforwards are subject to limitations pursuant to Internal Revenue Code Section 382.
We have California state NOL carryforwards of approximately $7.5 million, resulting from our acquisition of Parago in 2014 and of EWI in 2006, which, if not utilized, begin to expire in 2015. A full valuation allowance is recorded against the California state NOL carryforwards related to the acquisition of EWI, of approximately $4.2 million. These NOL carryforwards expire at various dates from 2015 to 2016.
Additionally, we have NOL carryforwards in certain foreign jurisdictions of approximately $21.8 million, which do not expire.
At year-end 2014 and year-end 2013, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to foreign financial losses and operating losses in certain states and various non-U.S. jurisdictions that we believe are not likely to be realized. The total change in valuation allowance for the year ended 2014 was a $0.1 million increase.
We operate under a tax holiday in El Salvador, which is currently effective indefinitely under qualified service operations. The impact of this tax holiday was immaterial for the years ended 2014 and 2013.

At year-end 2014, certain undistributed earnings of our foreign operations totaling $32.1 million are considered permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the United States, since our intention is to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability.
The following table presents the aggregate changes in the balance of gross unrecognized tax benefit (in thousands):

	2014	2013	2012
Gross unrecognized tax benefits, beginning balance	$3,057	$7,112	$2,743
Increase for tax position from prior fiscal years	—	314	1,956
Decrease for tax position from prior fiscal years	(38)	(4,369)	—
Increases for tax positions taken during current fiscal year	789	—	2,413
Gross unrecognized tax benefits, ending balance	$3,808	$3,057	$7,112
As of year-end 2014 and 2013, the balance of unrecognized tax benefits included tax positions of $2.7 million and $2.1 million, respectively, which would reduce our effective income tax rate if recognized in future periods. We accrue interest and penalties related to unrecognized tax benefits as income tax expense. Income tax expense (benefit) included interest and penalties on unrecognized tax benefits of $0.2 million, $0.6 million and $0.1 million for 2014, 2013 and 2012, respectively. Accrued interest and penalties totaled $1.4 million and $1.3 million at year-end 2014 and 2013, respectively.
We do not anticipate that unrecognized tax benefits will significantly change in the next 12 months.
Before the Spin-Off, we filed income tax returns as part of Safeway’s consolidated group with federal and certain state and local tax authorities within the United States and filed our own income tax returns with certain state and local tax authorities. After the Spin-Off, we file our own income tax returns with federal and certain state and local tax authorities within the United States. Both prior to and after the Spin-Off, our foreign subsidiaries operate and file income tax returns in various foreign jurisdictions. The IRS examination of Safeway’s federal income tax returns for 2006 is complete and with limited exceptions we are no longer subject to federal income tax examinations for fiscal years before 2007, and are no longer subject to state and local income tax examinations for fiscal years before 2006.
11. Commitments and Contingencies
Lease commitments
Our principal executive offices are located in Pleasanton, California. We lease approximately 93,000 square feet under a sublease with Safeway, which expires in April 2017 with scheduled occupancy increases in future years. We also lease other office, data center and warehouse space within and outside the U.S. under operating leases expiring at various dates through 2020. Several of our operating leases include an option that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception and at rates that approximate fair market value. Some leases also include early termination options, which can be exercised under specific conditions. We have no obligations under capital leases. Rental expense for noncancelable operating leases was $8.9 million, $6.6 million and $5.1 million for 2014, 2013 and 2012.

Future minimum operating lease payments as of year-end 2014 are as follows (in thousands):

Fiscal Year	Operating Leases
2015	$9,700
2016	8,683
2017	5,461
2018	4,544
2019	1,961
Thereafter	5,256
Total minimum lease payments	$35,605

Contingencies
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
We are subject to audits related to various indirect taxes, including, but not limited to, sales and use taxes, value-added tax, and goods and services tax, in various foreign and state jurisdictions. We evaluate our exposure related to these audits and potential audits and do not believe that it is probable that any audit would hold us liable for any material amounts due.
Legal Matters
On October 19, 2009, e2Interactive and Interactive Communications International, Inc. (collectively, InComm) filed a lawsuit against us in the United States District Court for the Western District of Wisconsin (the District Court), alleging that we infringed a recently issued patent (the Patent). InComm claimed the rights to “methods, systems and computer programs for processing a store-value card transaction request in a card data management system.” After receiving an adverse judgment on February 28, 2012, in the amount of $3.5 million plus interest (which rose to $3.7 million when the District Court awarded InComm costs), we prevailed on appeal. All subsequent appeal deadlines have passed regarding liability, such that the ruling in our favor is final, except as to the award of costs. Accordingly, we reversed our previously recorded reserve of $3.9 million (including interest) in 2014 to General and administrative expense. On February 23, 2015, the District Court awarded Blackhawk costs in the amount of $0.2 million. The cost award remains appealable until March 25, 2015.
There are various claims and lawsuits arising in the normal course of business pending against us, some of which seek damages and other relief which, if granted, may require future cash expenditures. Management does not believe that it is probable that the resolution of these matters would result in any liability that would materially affect our results of operations or financial condition.
12. Segment Reporting and Enterprise-Wide Disclosures
Segments
We consider our Chief Executive Officer to be our Chief Operating Decision Maker (CODM).
Our two reportable segments are US Retail and Incentives & Rewards, and International Retail. Our US Retail and Incentives & Rewards segment consists of the various operating segments of our US retail products, online channel, secondary card market and incentive and reward solutions and derives revenues primarily from sales of prepaid products to consumers at our US retail distribution partners, online and through our card exchange, as well as prepaid products to consumers through our business clients. Our International Retail segment consists of the various operating segments of our geographic regions and derives revenues primarily from sales of prepaid products to consumers at our international retail distribution partners.
We do not assess performance based on assets and do not provide information on the assets of our reportable segments to our CODM. The key metrics used by our CODM to assess segment performance include Adjusted operating revenues (Total operating revenues less Partner distribution expense) and segment profit. Accordingly, we present only Total operating revenues, Adjusted operating revenues and segment profit for our two reportable segments. We exclude from the determination of segment profit and report in Corporate and Unallocated: i) certain US operations, account management and marketing personnel who primarily support our US Retail and Incentives & Rewards segment (as these costs are not included in segment profit reviewed by the CODM), ii) the substantial majority of our technology personnel and related depreciation and amortization of technology and related hardware which support both segments, iii) US accounting, finance, legal, human resources and other administrative functions which may support both segments and iv) noncash charges including amortization of acquisition intangibles, stock-based compensation and change in fair value of contingent consideration. Segment profit for our International Segment includes all sales, marketing, operations, legal, accounting, finance and other administrative personnel in such international regions. As a result of our reporting of segment profit to our CODM, we include significantly all depreciation and amortization in Corporate and Unallocated.

The following tables present the key metrics used by our CODM for the evaluation of segment performance and reconciliations to our consolidated financial statements (in thousands):

	2014
	US Retail and Incentives & Rewards	International Retail	Corporate and Unallocated	Consolidated
Total operating revenues	$1,105,519	$339,444	$—	$1,444,963
Partner distribution expense	535,378	226,867	—	762,245
Adjusted operating revenues	570,141	112,577	—	682,718
Other operating expenses	336,711	93,610	173,651	603,972
Segment profit (loss) / Operating income	$233,430	$18,967	$(173,651)	78,746
Other income (expense)				(5,831)
Income before income tax expense				$72,915

	2013
	US Retail and Incentives & Rewards	International Retail	Corporate and Unallocated	Consolidated
Total operating revenues	$926,332	$211,756	$—	$1,138,088
Partner distribution expense	485,483	133,007	—	618,490
Adjusted operating revenues	440,849	78,749	—	519,598
Other operating expenses	240,042	65,140	131,109	436,291
Segment profit (loss) / Operating income	$200,807	$13,609	$(131,109)	83,307
Other income (expense)				241
Income before income tax expense				$83,548

	2012
	US Retail and Incentives & Rewards	International Retail	Corporate and Unallocated	Consolidated
Total operating revenues	$815,942	$143,127	$—	$959,069
Partner distribution expense	430,929	88,161	—	519,090
Adjusted operating revenues	385,013	54,966	—	439,979
Other operating expenses	192,495	48,828	121,851	363,174
Segment profit (loss) / Operating income	$192,518	$6,138	$(121,851)	76,805
Other income (expense)				1,286
Income before income tax expense				$78,091
Products
We group our products as:

•
Retail—Revenues resulting from the sale of prepaid products to consumers at our retail distribution partners and online and the sale of telecom handsets to retail distribution partners for resale to consumers.

•	Incentives—Revenues resulting from the sale of prepaid products and services to our business clients.

•	Other—Revenues from our secondary card market and card production.

The following table summarizes revenues according to product for 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Retail	$1,263,235	87.4%	$1,054,702	92.7%	$898,494	93.7%
Incentives	77,583	5.4%	6,086	0.5%	358	—%
Other	104,145	7.2%	77,300	6.8%	60,217	6.3%
Total	$1,444,963	100.0%	$1,138,088	100.0%	$959,069	100.0%
Geography
The following table presents revenue by geographic area generally based on the location of the card activation or value load for 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
United States	1,097,791	76.0%	$925,712	81.3%	$815,942	85.1%
International	347,172	24.0%	212,376	18.7%	143,127	14.9%
Total	1,444,963	100.0%	$1,138,088	100.0%	$959,069	100.0%
The following table presents our long-lived Property, equipment and technology, net by geographic area based on the locations of the assets as of year-end 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
	Long-Lived Assets	Percent of Total Long-Lived Assets	Long-Lived Assets	Percent of Total Long-Lived Assets	Long-Lived Assets	Percent of Total Long-Lived Assets
United States	125,331	96.4%	$77,389	97.1%	$66,474	99.2%
International	4,677	3.6%	2,274	2.9%	524	0.8%
Total	130,008	100.0%	$79,663	100.0%	$66,998	100.0%
Major Customers and Significant Concentrations
Our distribution partners represent a significant concentration of risk for us as we are dependent on our distribution partners for the sale of prepaid cards to end consumers. Revenue generated from card activations and other product sales at our three largest distribution partners totaled 14%, 7% and 9% of our total operating revenues for 2014; 15%, 11% and 11% for 2013; and 15%, 13% and 12% for 2012. Outstanding receivables from such distribution partners, consisting primarily of Settlement receivables, totaled $29.2 million, $13.1 million and $17.5 million at year-end 2014, respectively, and $63.9 million, $52.8 million and $97.2 million at year-end 2013, respectively. The large decrease in receivables from year-end 2013 to year-end 2014 reflects collections of holiday gift card sales during the additional week in our fiscal year.
We generate a significant portion of our total revenues from our relationships with the issuing banks of our Visa gift, PayPower GPR and open loop incentive cards, including program management, interchange and other fees paid by the issuing banks; purchase fees paid by consumers; and incentive card fees paid by business clients. These revenues generated by our relationship with one of our issuing banks totaled 12%, 10% and 10% of our total operating revenues for 2014, 2013 and 2012, respectively. Outstanding receivables from this issuing bank totaled $81.5 million and $47.9 million at year-end 2014 and 2013, respectively.
One content provider accounted for 14%, 15% and 12% of our total operating revenues for 2014, 2013 and 2012, respectively.

13. Earnings Per Share
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
Class A and Class B common stock have equal rights to dividends as declared by the Board. As a result, basic and diluted EPS are equivalent for Class A and Class B common stock. For 2012, common stock consisted solely of Class B common stock.
The following table provides reconciliations of net income and shares used in calculating Basic EPS to those used in calculating Diluted EPS (in thousands, except per share amounts):

	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$45,547	$45,547	$54,104	$54,104	$48,165	$48,165
Distributed and undistributed earnings allocated to participating securities	(232)	(226)	(707)	(692)	(1,464)	(1,464)
Net income attributable to common stockholders	$45,315	$45,321	$53,397	$53,412	$46,701	$46,701
Weighted-average common shares outstanding	52,531	52,531	51,164	51,164	50,045	50,045
Common share equivalents		1,778		1,238		—
Weighted-average shares outstanding		54,309		52,402		50,045
Earnings per share– Class A and Class B	$0.86	$0.83	$1.04	$1.02	$0.93	$0.93
The weighted-average common shares outstanding for diluted EPS excluded approximately 500,000 and 1,600,000 potential common stock outstanding for 2014 and 2013 because the effect would have been anti-dilutive. Potential common stock outstanding results in fewer common share equivalents as a result of the treasury stock method. For 2012, the dividend of $69.9 million exceeded net income and resulted in an undistributed loss under the two-class method. Accordingly, the inclusion of any potentially dilutive securities would result in anti-dilution, and therefore we excluded all potential common stock equivalents from weighted-average shares outstanding.

14. Related-Party Transactions
Intercompany Revenues and Expenses
As discussed in Note 1, until April 14, 2014, Safeway was our parent. The following table presents the amounts of Operating revenues and Other income (expense) from (to) Safeway and Operating expenses to (from) Safeway through the Spin-Off date of April 14, 2014 included in our consolidated statements of income (in thousands). Although we are no longer a related party with Safeway, we continue to recognize Operating revenues from Safeway and Operating expense to (from) Safeway following the Spin-Off.

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	2014	2013	2012
OPERATING REVENUES:
Commissions and fees	$710	$2,419	$2,711
Program, interchange, marketing and other fees	383	2,407	2,436
Product sales	863	4,728	5,329
Total operating revenues	1,956	9,554	10,476
OPERATING EXPENSES:
Partner distribution expense	11,821	58,145	46,402
Processing and services	(212)	(2,965)	(992)
Sales and marketing	—	136	414
Costs of products sold	—	—	—
General and administrative	786	2,735	2,492
Total operating expenses	12,395	58,051	48,316
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	—	184	780
Interest expense	(50)	—	(10)
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
Cash Management and Treasury Services Agreement and Guarantees
Through March 2014, we and Safeway were party to a Cash Management and Treasury Services Agreement (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from us, and we borrowed from Safeway to meet our working capital and capital expenditure requirements.
Average daily borrowings by Safeway under the CMATSA were $42.9 million for 2013. Interest was calculated based on average overnight commercial paper rates. The average interest rates for 2013 and 2012 were 0.5% and 0.5%, respectively. Interest income under the CMATSA for 2013 and 2012 totaled $0.2 million and $0.8 million, respectively. Safeway did not borrow any amounts under the CMATSA during 2014.

Interest expense under the CMATSA totaled $0.1 million in 2014 and was immaterial in 2013 and 2012.
In March 2014, in conjunction with our Credit Agreement, Safeway and we terminated the CMATSA. In conjunction with such termination, on March 28, 2014, we fully repaid amounts due to Safeway, which totaled $103.1 million.
Distribution Commissions and Revenue
Safeway is one of our significant retail distribution partners. Our partner distribution expense related to Safeway as a related party totaled $11.8 million (before the Spin-Off), $58.1 million and $46.4 million for 2014, 2013 and 2012, respectively. Through 2012, our distribution agreement with Safeway provided for a greater share of commissions and fees to be retained by us than other comparable retail distribution partner agreements reflecting additional services that we provided to Safeway compared to other retail distribution partners. Other terms under the agreement with Safeway were substantially similar to agreements with unrelated retail distribution partners. Effective December 30, 2012, we and Safeway amended our distribution agreements to, among other things, extend the term to December 31, 2017 and to increase the amount of Partner distribution expense paid to Safeway.
Safeway reimburses us for certain distribution and merchandising costs, recorded as a reduction of Processing and services expense, which totaled $0.2 million (before the Spin-Off), $3.0 million and $1.0 million for 2014, 2013 and 2012, respectively. We also earn revenue from the sale of telecom handsets to Safeway as a retail distribution partner, which totaled $0.7 million (before the Spin-Off), $3.8 million and $4.0 million for 2014, 2013 and 2012, respectively.
We earn revenue from Safeway as a content provider from the program management of Safeway’s in-store gift card program, including card production, balance tracking, redemption processing, and from the bulk sale of Safeway gift cards. Revenues earned under these arrangements totaled $1.2 million (before the Spin-Off), $5.7 million and $6.5 million in 2014, 2013 and 2012, respectively.
General Corporate Expenses and Facilities Rental
Safeway provides certain corporate services to us, primarily related to facilities rent and tax services. Safeway charges us for actual or estimated costs to provide these services. The total cost of services rendered by Safeway to us totaled $0.8 million (prior to the Spin-Off), $2.7 million and $2.5 million in 2014, 2013 and 2012, respectively, which we include in General and administrative.
Management of both companies believes that the allocation methodology is reasonable and considers the charges to be a reasonable reflection of the cost of services provided. These charges may not, however, reflect the actual expense that we would have incurred as an independent company for the periods presented.
Tax Sharing Agreement
We and Safeway are party to various tax sharing agreements (See Note 1—Income Taxes). We classify payments between us and Safeway under our tax sharing agreements as income taxes within the changes of operating assets and liabilities in our consolidated statements of cash flows and disclose such payments as income taxes paid in the related supplemental disclosures of cash flow information. Payments to (refunds from) Safeway totaled $16.3 million and $22.5 million for 2013 and 2012, respectively.
Pursuant to our second Amended and Restated Tax Sharing Agreement and in exchange for promissory notes issued by us, Safeway provides us funding for Spin-Off taxes that we directly remitted to certain state taxing authorities. See Note 10—Income Taxes for additional information.
15. Subsequent Event
On January 30, 2015, Safeway announced that its merger with Albertsons (the Merger) had closed. In connection with the closing of the Merger, Safeway’s distribution of shares of our common stock on April 14, 2014 is now taxable to Safeway and Safeway’s shareholders.
In connection with the Spin-Off, we entered into a second Amended and Restated Tax Sharing Agreement (the SARTSA) with Safeway on April 11, 2014. Under the terms of the SARTSA, since the Spin-Off is treated as taxable, we and Safeway intend to continue to file a consolidated federal tax return and certain state and local tax returns through the date of the Spin-Off, rather than through the date of our initial public offering in April 2013.

Under the SARTSA, any corporate-level income tax incurred as a result of the Spin-Off on completion of the Merger will be borne by Safeway, except that, pursuant to a separate letter agreement entered into by Safeway and us in August 2014, we will bear any incremental taxes that result from certain elections requested by us with respect to certain of our foreign subsidiaries in connection with the Spin-Off. We are not able to quantify the impact of such incremental taxes at this time, but we believe any amounts due will be immaterial to our consolidated financial statements.
The SARTSA also provides that we and Safeway will make an election that is intended to give rise to a step-up in the tax basis of our assets (the Section 336(e) Election). Although the Merger was completed during the year 2015, it would be effective as of the date of Spin-Off, April 14, 2014 for tax purposes. However, under GAAP, we do not reflect the effects of the Merger in our 2014 financial statements.
On completion of the Merger, we recorded deferred tax assets as a result of the step-up in tax basis to Additional paid-in capital. In addition, approximately $27.7 million short-term notes payable to Safeway as of year-end related to Safeway’s funding of certain of our state tax liabilities, adjusted for approximately $4.7 million of anticipated state tax refunds, were contributed to Additional paid-in capital.
As a result of the Section 336(e) Election, our current federal and state taxes payable were reduced by approximately $13.5 million (pro forma unaudited).
If the Merger had closed before January 3, 2015, our deferred tax assets would increase from $40.1 million to $363.6 million (pro forma unaudited) and the deferred tax liability would decrease from $45.4 million to $8.7 million (pro forma unaudited). The unaudited condensed consolidated balance sheet below reflects the tax effects of the Spin-Off transaction as if it had occurred on January 3, 2015 (in thousands):

	Pro-Forma (Unaudited) 2014	2014
Current assets	$1,730,348	$1,758,747
Total assets	2,785,519	2,485,741
Current liabilities	1,739,908	1,775,612
Total liabilities	2,125,355	2,197,962
Total Stockholders' equity	660,164	287,779
Total liabilities and stockholders' equity	2,785,519	2,485,741
16. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for 2014 and 2013 is as follows.

	Q4 ‘14	Q3 ‘14	Q2 ‘14	Q1 ‘14	Q4 ‘13	Q3 ‘13	Q2 ‘13	Q1 ‘13
	(in thousands, except per share data)
Revenues	$658,877	$269,027	$283,944	$233,115	$521,180	$205,996	$225,862	$185,050
Operating income (loss)	72,355	1,663	8,941	(4,213)	73,894	3,734	5,379	300
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$42,717	$555	$5,116	$(2,841)	$49,272	$2,355	$2,131	$346
Earnings (Loss) per Share - Class A and Class B:
Basic	$0.80	$0.01	$0.10	$(0.06)	$0.95	$0.05	$0.04	$0.01
Diluted	$0.77	$0.01	$0.09	$(0.06)	$0.92	$0.04	$0.04	$0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 3, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 3, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 3, 2015, our internal control over financial reporting is effective. Our management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of January 3, 2015 did not include the internal controls of Parago, CardLab and Incentec, acquired on October 23, 2014, August 27, 2014 and June 19, 2014, respectively. The financial statements of these subsidiaries constitute, in aggregate, less than 6% of net and total assets and comprise, in aggregate, less than 2% of our revenues of our consolidated financial statements. Our independent registered public accounting firm audited the consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting. Their audit reports appear on pages 77 and 78 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In October 2014, we completed the acquisition of Parago, Inc. (Parago). We are in the process of integrating internal controls at Parago into our control structure. We consider the ongoing integration of Parago to represent a material change in our internal control over financial reporting. During 2014, we integrated InteliSpend and Retailo, which we had acquired in 2013, into our internal control structure. We consider the integration of InteliSpend and Retailo to represent material changes in our internal control over financial reporting. With the exception of these changes, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC no later than 120 days after January 3, 2015 in connection with our 2015 annual meeting of stockholders (the Proxy Statement) entitled “Election of Class II Directors.”
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
Date: March 4, 2015
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

Signature	Title	Date

/s/ William Y. Tauscher	Chief Executive Officer and Chairman of the Board	March 4, 2015
William Y. Tauscher	(Principal Executive Officer)

/s/ Jerry Ulrich	Chief Financial Officer and Chief Administrative Officer	March 4, 2015
Jerry Ulrich	(Principal Financial Officer)

/s/ Joan B. Lockie	Chief Accounting Officer	March 4, 2015
Joan B. Lockie	(Principal Accounting Officer)

/s/ Richard H. Bard	Director	March 4, 2015
Richard H. Bard

/s/ Steven A. Burd	Director	March 4, 2015
Steven A. Burd

/s/ Robert L. Edwards	Director	March 4, 2015
Robert L. Edwards

/s/ Mohan Gyani	Director	March 4, 2015
Mohan Gyani

Signature	Title	Date
/s/ Paul Hazen	Director	March 4, 2015
Paul Hazen

/s/ Douglas J. Mackenzie	Director	March 4, 2015
Douglas J. Mackenzie

/s/ Lawrence F. Probst III	Director	March 4, 2015
Lawrence F. Probst III

/s/ Arun Sarin	Director	March 4, 2015
Arun Sarin

/s/ Jane J. Thompson	Director	March 4, 2015
Jane J. Thompson

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.2	April 25, 2013
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	10-Q	001-35882	3.2	April 30, 2014
3.3	Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.2	April 25, 2013
4.1	Specimen Stock Certificate.	S-1	333-187325	4.1	April 8, 2013
4.2	Fourth Amended and Restated Stockholders’ Agreement, dated as of March 14, 2013, by and among Blackhawk Network Holdings, Inc., Safeway Inc. and certain other stockholders.	S-1	333-187325	4.2	March 18, 2013
4.3†	Investor Agreement, dated as of July 27, 2009.	S-1	333-187325	4.3	March 18, 2013
4.4†	Investor Agreement, dated as of January 5, 2011.	S-1	333-187325	4.4	March 18, 2013
4.5†	Amended and Restated Investor Agreement, dated as of March 31, 2011.	S-1	333-187325	4.5	March 18, 2013
10.1	Credit Agreement dated as of March 28, 2014, by and among the lenders identified on the signature pages thereto, including Wells Fargo Bank, National Association, as both lender and as administrative agent, and the Company.	8-K	001-35882	10.1	April 1, 2014
10.2	First Amendment to Credit Agreement, dated as of September 24, 2014, by and among Blackhawk Network Holdings, Inc., as borrower, the financial institutions signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.1	September 30, 2014
10.3	Second Amendment to Credit Agreement, dated October 23, 2014, by and among the Company and Wells Fargo Bank, National Association and the other financial institutions party thereto as lenders.	8-K	001-35882	10.1	October 24, 2014
10.4	Subsidiary Guaranty Agreement dated as of March 28, 2014, made by certain of the Company’s subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.2	April 1, 2014
10.5	Collateral Agreement dated as of March 28, 2014, by and among the Company and certain of its subsidiaries and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.3	April 1, 2014
10.6†	Amended and Restated Alliance Partner Program Agreement, effective December 30, 2012, between Blackhawk Network, Inc. and Safeway Inc.	S-1	333-187325	10.1	March 18, 2013
10.7	Amendment No. 1 to Amended and Restated Alliance Partners Program Agreement, effective February 19, 2014, between Blackhawk Network, Inc. and Safeway Inc.	10-K	001-35882	10.2	March 17, 2014
10.8†	Sublease Agreement, dated as of July 29, 2010, between Safeway Inc. and Blackhawk Network, Inc., and Amendment No. 1 to Sublease Agreement, dated as of January 1, 2013, between Safeway Inc. and Blackhawk Network, Inc.	S-1	333-187325	10.3	March 18, 2013

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.9	Form of Unsecured Demand Promissory Note.	S-1	333-187325	10.3	March 18, 2013
10.10	Fourth Amended and Restated Unsecured Promissory Note, dated October 23, 2013.	8-K	001-35882	10.1	October 25, 2013
10.11	Amended and Restated Tax Sharing Agreement, dated as of April 11, 2014, by and among Safeway Inc., Blackhawk Network Holdings, Inc. and certain affiliates.	8-K	001-35882	10.1	April 14, 2014
10.12	Side Letter Agreement, dated August 14, 2014 between Safeway Inc. and Blackhawk Network Holding, Inc.	10-Q	001-35882	10.3	October 14, 2014
10.13	Blackhawk Network Agreement for Services (U.S.), effective as of October 19, 2011, between Blackhawk Network, Inc. and Safeway Inc.	S-1	333-187325	10.6	March 18, 2013
10.14	Amended and Restated Administrative Services Agreement (Safeway Services to Blackhawk), effective as of March 15, 2013, between Blackhawk Network, Inc. and Safeway Inc.	S-1	333-187325	10.8	March 18, 2013
10.15	Stock Purchase Warrant, dated as of April 4, 2013.	S-1	333-187325	10.9	April 8, 2013
10.16	Warrant Issuance Agreement, dated as of November 3, 2010.	S-1	333-187325	10.10	March 18, 2013
10.17†	Stock Purchase Warrant, dated as of January 5, 2011.	S-1	333-187325	10.11	March 18, 2013
10.18†	Stock Purchase Warrant, dated as of March 1, 2011.	S-1	333-187325	10.12	March 18, 2013
10.19†	Gift Card Sales and Management Agreement, effective as of January 1, 2004, by and between Blackhawk Marketing Services, Inc. and Safeway Inc.	S-1	333-187325	10.13	March 18, 2013
10.20†	Amendment No. 1 to Gift Card Sales and Management Agreement, effective as of February 24, 2006, by and between Blackhawk Marketing Services, Inc. and Safeway Inc.	S-1	333-187325	10.14	March 18, 2013
10.21†	Gift Card Transfer and Management Agreement, effective as of February 24, 2006, by and between Blackhawk Marketing Services, Inc. and Safeway Gift Cards, LLC.	S-1	333-187325	10.15	March 18, 2013
10.22†	Office Space Lease, dated as of July 1, 2011, between Safeway Inc. and Blackhawk Networks, Inc.	S-1	333-187325	10.16	March 18, 2013
10.23	Amended and Restated Administrative Services Agreement (Blackhawk Services to Safeway), effective as of March 15, 2013, between Safeway Inc. and Blackhawk Network, Inc.	S-1	333-187325	10.17	March 18, 2013
10.24†	Gift Card Agreement-Bulk and Online Sales, effective as of November 2, 2007, by and among Blackhawk Network, Inc., Safeway Gift Cards, LLC and Safeway Inc.	S-1	333-187325	10.18	March 18, 2013
10.25+	Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1	333-187325	10.19	April 3, 2013
10.26+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1	333-187325	10.20	March 18, 2013

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.27+	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement for Amended and Restated 2006 Restricted Stock Plan.	S-1	333-187325	10.21	March 18, 2013
10.28+	Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.22	April 3, 2013
10.29+	Form of Non-Qualified Stock Option Grant Notice for Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.23	March 18, 2013
10.30+	Form of Stock Appreciation Right Grant Notice for Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.24	March 18, 2013
10.31+	2013 Equity Incentive Award Plan.	S-8	333-188455	10.4	May 8, 2013
10.32+	Form of Stock Option Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.7	May 14, 2013
10.33+	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.8	May 14, 2013
10.34+	Form of Restricted Stock Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.9	May 14, 2013
10.35+	Form of Stock Appreciation Rights Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.10	May 14, 2013
10.36+	2013 Employee Stock Purchase Plan.	Sch 14C	001-35882	Appendix A	December 5, 2013
10.37+	Non-Employee Director Compensation Program.	S-1	333-187325	10.26	March 18, 2013
10.38+	Form of Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.4	April 30, 2014
10.39+	Executive Change in Control Severance Policy.	10-Q	001-35882	10.1	July 22, 2014
10.41+	Form of Stock Option Grant Notice and Agreement for 2013 Equity Incentive Award Plan (RDD Version).	10-Q	001-35882	10.1	October 14, 2014
10.41+	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Equity Incentive Award Plan (RDD Version).	10-Q	001-35882	10.2	October 14, 2014
10.42+	Jerry Ulrich Employment Offer Letter, dated June 1, 2006.	S-1	333-187325	10.27	April 15, 2013
10.43	Form of Indemnification Agreement between Blackhawk Network Holdings, Inc. and each of its directors and officers.	S-1	333-187325	10.28	March 18, 2013
10.44†	Servicing Agreement, effective as of March 30, 2012, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems, as amended by Amendment No. 1 thereto, dated as of November 5, 2012.	S-1	333-187325	10.29	March 27, 2013
10.45†	Amendment No. 2 to Servicing Agreement, dated as of October 31, 2013, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-K	001-35882	10.37	March 17, 2014
10.46†	Amendment No. 3 to Servicing Agreement, dated as of June 13, 2014, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.2	July 22, 2014
10.47†	First Addendum to Servicing Agreement, effective May 30, 2014, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.4	October 14, 2014

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.48	Administrative Cooperation Agreement, by and between Blackhawk Network Holdings, Inc. and Safeway Inc.	S-1	333-187325	10.30	April 3, 2013
10.49	Cash Management and Treasury Services Agreement, effective as of April 4, 2013, by and between Blackhawk Network Holdings, Inc. and Safeway Inc.	S-1	333-187325	10.31	April 8, 2013
10.50†	Stock Purchase Warrant, dated as of April 2, 2013.	S-1	333-187325	10.32	April 3, 2013
10.51†	Stock Purchase Warrant, dated as of April 2, 2013.	S-1	333-187325	10.33	April 3, 2013
10.52†	Stock Purchase Warrant, dated as of April 2, 2013.	10-Q	001-35882	4.4	July 25, 2013
21.1	List of Subsidiaries.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section §1350.					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.