Form 10-Q
period 2015-03-28
BLACKHAWK NETWORK HOLDINGS, INC
filed 2015-05-05
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2015, there were 13,269,000 shares of the Registrant’s Class A common stock outstanding and 40,631,000 shares of the Registrant’s Class B common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 28, 2015	January 3, 2015	March 22, 2014
ASSETS
Current assets:
Cash and cash equivalents	$219,416	$911,615	$134,831
Restricted cash	3,189	5,000	—
Settlement receivables, net	237,233	526,587	184,395
Accounts receivable, net	176,620	181,431	117,614
Deferred income taxes	33,713	38,456	20,145
Other current assets	93,860	95,658	64,945
Total current assets	764,031	1,758,747	521,930
Property, equipment and technology, net	132,014	130,008	82,156
Intangible assets, net	161,040	170,957	93,351
Goodwill	328,510	331,265	133,633
Deferred income taxes	330,686	1,678	727
Other assets	86,285	93,086	82,194
TOTAL ASSETS	$1,802,566	$2,485,741	$913,991

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value) (Unaudited)
	March 28, 2015	January 3, 2015	March 22, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$462,346	$1,383,481	$370,757
Consumer and customer deposits	103,575	133,772	55,093
Accounts payable and accrued operating expenses	103,887	117,118	76,577
Note payable, current portion	37,384	11,211	—
Notes payable to Safeway	19,449	27,678	113,000
Bank line of credit	10,000	—	—
Other current liabilities	57,883	102,352	36,595
Total current liabilities	794,524	1,775,612	652,022
Deferred income taxes	8,101	45,375	24,501
Note payable	325,208	362,543	—
Other liabilities	10,096	14,432	7,549
Total liabilities	1,137,929	2,197,962	684,072
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Class A common stock: $0.001 par value; 125,000 shares authorized; 13,265, 13,068 and 12,419 shares outstanding, respectively	13	13	12
Class B common stock: $0.001 par value; 125,000 shares authorized; 40,606, 40,437 and 40,168 shares outstanding, respectively	41	41	41
Additional paid-in capital	519,668	137,916	112,546
Treasury stock	—	—	(305)
Accumulated other comprehensive loss	(29,059)	(19,470)	(3,397)
Retained earnings	167,081	162,439	114,067
Total Blackhawk Network Holdings, Inc. equity	657,744	280,939	222,964
Non-controlling interests	6,893	6,840	6,955
Total stockholders’ equity	664,637	287,779	229,919
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,802,566	$2,485,741	$913,991
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except for per share amounts)
(Unaudited)

	12 weeks ended
	March 28, 2015	March 22, 2014
OPERATING REVENUES:
Commissions and fees	$220,402	$178,095
Program, interchange, marketing and other fees	73,104	35,665
Product sales	26,225	19,355
Total operating revenues	319,731	233,115
OPERATING EXPENSES:
Partner distribution expense	155,354	124,307
Processing and services	64,208	41,625
Sales and marketing	43,593	33,078
Costs of products sold	24,903	19,304
General and administrative	18,748	14,603
Transition and acquisition	175	2
Amortization of acquisition intangibles	5,974	4,409
Change in fair value of contingent consideration	(4,139)	—
Total operating expenses	308,816	237,328
OPERATING INCOME (LOSS)	10,915	(4,213)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(801)	(409)
Interest expense	(2,757)	(45)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	7,357	(4,667)
INCOME TAX EXPENSE (BENEFIT)	2,620	(1,783)
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	4,737	(2,884)
Net (income) loss attributable to non-controlling interests, net of tax	(31)	43
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$4,706	$(2,841)
EARNINGS (LOSS) PER SHARE:
Basic – Class A and Class B	$0.09	$(0.06)
Diluted – Class A and Class B	$0.08	$(0.06)
Weighted average shares outstanding—basic	53,323	52,095
Weighted average shares outstanding—diluted	55,416	52,095
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	12 weeks ended
	March 28, 2015	March 22, 2014
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$4,737	$(2,884)
Other comprehensive loss:
Currency translation adjustments	(9,567)	(522)
COMPREHENSIVE LOSS BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(4,830)	(3,406)
Comprehensive (income) loss attributable to non-controlling interests (net of tax)	(53)	41
COMPREHENSIVE LOSS ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(4,883)	$(3,365)
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	12 weeks ended
	March 28, 2015	March 22, 2014
OPERATING ACTIVITIES:
Net income (loss) before allocation to non-controlling interests	$4,737	$(2,884)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	8,395	5,386
Amortization of intangibles	6,999	5,532
Amortization of program development costs	6,454	5,657
Employee stock-based compensation expense	4,989	2,670
Distribution partner mark-to-market expense	—	622
Change in fair value of contingent consideration	(4,139)	—
Excess tax benefit from stock-based awards	(2,491)	(779)
Deferred income taxes	13,371	—
Other	1,308	956
Changes in operating assets and liabilities:
Settlement receivables	284,100	625,608
Settlement payables	(914,632)	(1,109,862)
Accounts receivable, current and long-term	4,934	15,134
Prepaid expenses and other current assets	(4,027)	5,446
Other assets	(529)	(4,978)
Consumer and customer deposits	(30,198)	178
Accounts payable and accrued operating expenses	(10,507)	(22,249)
Other current and long-term liabilities	(21,403)	(24,048)
Income taxes, net	(22,583)	(21,475)
Net cash used in operating activities	(675,222)	(519,086)
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(13,843)	(8,538)
Business acquisitions, net of cash received	—	(1,341)
Change in restricted cash	1,811	—
Net cash used in investing activities	(12,032)	(9,879)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	12 weeks ended
	March 28, 2015	March 22, 2014
FINANCING ACTIVITIES:
Dividends paid	(64)	(67)
Payments for acquisition liability	(1,811)	—
Repayment of note payable	(11,250)	—
Borrowings under revolving bank line of credit	387,500	—
Repayments on revolving bank line of credit	(377,500)	—
Borrowings under Safeway line of credit, net	—	113,000
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	1,441	1,566
Other stock-based compensation related	(486)	(374)
Excess tax benefit from stock-based awards	2,491	779
Net cash provided by financing activities	321	114,904
Effect of exchange rate changes on cash and cash equivalents	(5,266)	(1,488)
Decrease in cash and cash equivalents	(692,199)	(415,549)
Cash and cash equivalents—beginning of period	911,615	550,380
Cash and cash equivalents—end of period	$219,416	$134,831

NONCASH FINANCING AND INVESTING ACTIVITIES
Net deferred tax assets recognized for tax basis step-up with offset to Additional paid-in capital (see Note 7—Income Taxes)	$366,306	$—
Note payable to Safeway contributed to Additional paid-in capital (see Note 7—Income Taxes)	$8,229	$—
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
Spin-Off
Before April 14, 2014, we were a majority-owned subsidiary of Safeway Inc. (Safeway). On April 14, 2014, Safeway distributed its remaining 37.8 million shares of our Class B common stock to Safeway stockholders (the Spin-Off). As a result of the Spin-Off, we became a stand-alone entity separate from Safeway. See Note 7—Income Taxes for disclosures regarding this relationship.
Basis of Presentation
The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. We have prepared our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to such rules and regulations. Accordingly, our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the SEC on March 4, 2015 (the Annual Report). We have prepared our condensed consolidated financial statements on the same basis as our annual audited consolidated financial statements and, in the opinion of management, have reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations for the interim periods presented. Our results for the interim periods are not necessarily reflective of the results to be expected for the year ending January 2, 2016 or for any other interim period or other future year. Our condensed consolidated balance sheet as of January 3, 2015, included herein was derived from our audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.
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
Prior to the Spin-Off, our condensed consolidated financial statements included an allocation of expenses arising from certain shared services and infrastructure provided by Safeway. These expenses primarily related to facilities rental and tax services and were allocated using actual costs or estimates based on the portion of services used by us. Management believes that the allocation methodology was reasonable and considers the charges to be a reasonable reflection of the cost of benefits received. Following the Spin-Off, Safeway continues to rent facilities to us and provide certain tax services (related to tax periods through the date of the Spin-Off) based on similar pricing terms as prior to the Spin-Off.

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
Reclassifications
In the accompanying condensed consolidated statements of income (loss), we have reclassified amounts within operating expenses in the prior year period to conform with the current presentation, reclassifying compensation to our retail distribution partners from Sales and marketing to Partner distribution expense and presenting Business acquisition expense (benefit) and amortization of acquisition intangibles as separate line items. We have also combined certain immaterial line items in our condensed consolidated statements of cash flows.
2. Business Acquisitions
As discussed in our Annual Report, in the fourth quarter of 2014, we acquired Parago, Inc. and its subsidiaries (Parago). We accounted for this acquisition as a business combination and have included its results of operations in our consolidated financial statements starting on the acquisition date.
The following pro forma financial information summarizes the combined results of operations of us and Parago as though we had been combined as of the beginning of fiscal 2013 (in thousands):

12 Weeks Ended March 22, 2014
Total revenues	$260,738
Net loss attributable to Blackhawk Network Holdings, Inc.	(2,405)
The pro forma financial information includes adjustments to amortize the identifiable technology and intangible assets starting at the beginning of 2013. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2013. We do not present pro forma financial information for CardLab and Incentec as such amounts are immaterial to our condensed consolidated financial statements.
We have not finalized income tax balances related to our acquisitions of Parago, CardLab and Incentec in 2014, and the measurement period for such amounts remains open.

3. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair values of these assets and liabilities as of March 28, 2015, January 3, 2015 and March 22, 2014 (in thousands):

	March 28, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$2,100	$—	$—	$2,100
Liabilities
Contingent consideration	$—	$—	$3,428	$3,428

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$618,200	$—	$—	$618,200
Liabilities
Contingent consideration	$—	$—	$7,567	$7,567

	March 22, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$11,000	$—	$—	$11,000
Liabilities
Contingent consideration	$—	$—	$—	$—
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable.
In the 12 weeks ended March 28, 2015, there were no transfers between Level 1 and Level 2.
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

The changes in fair value of contingent consideration for the 12 weeks ended March 28, 2015 and March 22, 2014 are as follows (in thousands):

	March 28, 2015	March 22, 2014
Contingent Consideration
Balance – beginning of period	$7,567	$—
Decrease in fair value of contingent consideration	(4,139)	—
Settlements	—	—
Balance – end of period	$3,428	$—
We present the decrease in the fair value of contingent consideration in Change in fair value of contingent consideration and as a non-cash adjustment to net income in our condensed consolidated statements of cash flows. The decrease primarily reflects changes in our estimates of amounts payable for and probability of achieving the relevant targets. Settlements reflect the determination of amounts payable based on achievement of the relevant targets. As of March 28, 2015, we estimated the fair value of the remaining contingent consideration based on our estimates of the amounts payable for and probability of achieving the relevant targets and a discount rate of 19.0%.
During the 12 weeks ended March 28, 2015, we paid $1.8 million resulting from the achievement of relevant targets during 2014, which we reflect as Payments for acquisition liability in our condensed consolidated statements of cash flows, with an offsetting inflow presented as Change in restricted cash as we had previously placed the funds in an escrow account.
4. Consolidated Financial Statement Details
Other Current Assets
Other current assets as of March 28, 2015, January 3, 2015 and March 22, 2014 consisted of the following (in thousands):

	March 28, 2015	January 3, 2015	March 22, 2014
Inventory	$41,379	$37,061	$31,714
Deferred expenses	11,228	16,339	6,490
Income tax receivables	25,173	30,997	11,711
Other	16,080	11,261	15,030
Total other current assets	$93,860	$95,658	$64,945
Other Assets
Other assets as of March 28, 2015, January 3, 2015 and March 22, 2014 consisted of the following (in thousands):

	March 28, 2015	January 3, 2015	March 22, 2014
Program development costs	$56,216	$59,889	$56,250
Other receivables	9,077	9,324	12,217
Income taxes receivable	6,368	6,368	5,527
Deferred financing costs	1,860	2,003	—
Other	12,764	15,502	8,200
Total other assets	$86,285	$93,086	$82,194

Other Current Liabilities
Other current liabilities as of March 28, 2015, January 3, 2015 and March 22, 2014 consisted of the following (in thousands):

	March 28, 2015	January 3, 2015	March 22, 2014
Deferred revenue	$35,755	$48,114	$17,818
Income taxes payable	1,527	22,784	2,432
Payroll and related liabilities	17,206	24,131	11,737
Acquisition liability	—	1,811	—
Other payables and accrued liabilities	3,395	5,512	4,608
Total other current liabilities	$57,883	$102,352	$36,595
Acquisition liability represents the amounts due under our CardLab contingent liability at January 3, 2015.
Other Liabilities
Other liabilities as of March 28, 2015, January 3, 2015 and March 22, 2014 consisted of the following (in thousands):

	March 28, 2015	January 3, 2015	March 22, 2014
Acquisition liability	$3,428	$7,567	$—
Payable to content provider	2,476	2,476	5,613
Income taxes payable	1,405	1,599	—
Deferred revenue and other liabilities	2,787	2,790	1,936
Total other liabilities	$10,096	$14,432	$7,549

The acquisition liability at March 28, 2015 and January 3, 2015 represents the estimated fair value of our CardLab contingent consideration liability (see Note 3—Fair Value Measurements).
5. Goodwill

We have assigned goodwill to our US Retail, International Retail and Incentives & Rewards segments. To date, we have not recorded any impairment charges against or disposed of any goodwill. A summary of changes in goodwill during the 12 weeks ended March 28, 2015 is as follows (in thousands):

	March 28, 2015
	US Retail	International Retail	Incentives & Rewards	Total
Balance, beginning of year	$42,729	$32,150	$256,386	$331,265
Foreign currency translation adjustments	—	(2,372)	(383)	(2,755)
Balance, end of period	$42,729	$29,778	$256,003	$328,510
6. Stock Based Compensation

During the 12 weeks ended March 28, 2015 our Board of Directors granted 730,550 restricted stock units, 197,300 performance stock units and 516,850 stock options at a weighted-average exercise price of $39.11 per share.

7. Income Taxes
Section 336(e) Election
On January 30, 2015, Safeway announced that its merger with Albertsons (the Merger) had closed. In connection with the closing of the Merger, Safeway’s distribution of shares of our common stock on April 14, 2014 (the Spin-Off) is taxable to Safeway and Safeway’s shareholders.
In connection with the Spin-Off, we entered into a second Amended and Restated Tax Sharing Agreement (the SARTSA) with Safeway on April 11, 2014. Under the terms of the SARTSA, since the Spin-Off is treated as taxable, we and Safeway intend to continue to file a consolidated federal tax return and certain state and local tax returns through the date of the Spin-Off.
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
The SARTSA also provides that we and Safeway will make an election that is intended to give rise to a step-up in the tax basis of our assets (the Section 336(e) Election). Although the Merger was completed during the year 2015, the Section 336(e) Election would be effective as of the date of Spin-Off, April 14, 2014 for tax purposes. However, under GAAP, we did not reflect the effects of the Merger in our 2014 financial statements.
As a result of the completion of the Merger during the 12 weeks ended March 28, 2015, we recorded deferred tax assets of $374.6 million as a result of our step up in tax basis, of which $366.3 million was offset to Additional paid-in capital and $8.2 million was reclassified from prepaid taxes related to tax payments previously remitted to certain states. We had received funding from Safeway for tax payments of $27.7 million to these states in exchange for notes payable to Safeway. As a result of the completion of the Merger, we reclassified prepaid taxes of $8.2 million to deferred tax assets, and the offsetting $8.2 million of notes payable to Safeway were contributed to Additional paid-in capital. We will repay the outstanding notes payable balance as of March 28, 2015 of $19.4 million to Safeway, resulting from overpayments to those states, when we collect the related refunds from those states.
During the 12 weeks ended March 28, 2015, we recognized a reduction in deferred tax assets of $13.4 million resulting from the amortization of our tax basis step-up related to our 2014 tax year, with an offset to income taxes payable.
The following table presents the components of our deferred tax assets (liabilities) as of March 28, 2015 and January 3, 2015 (in thousands):

	March 28, 2015	January 3, 2015
Deferred tax assets:
Depreciation and amortization	$292,336	$—
Net operating loss carryforwards	31,470	33,128
Accrued expenses	10,650	8,736
Non-deductible reserves	1,852	6,617
Deferred revenue	11,982	11,739
Stock-based compensation	8,625	11,156
Other	2,160	931
Deferred tax assets	359,075	72,307
Valuation allowance	(1,393)	(1,633)
Total deferred tax assets	357,682	70,674
Deferred tax liabilities:
Depreciation and amortization	—	(75,915)
Prepaid expenses	(1,384)	—
Total deferred tax liabilities	(1,384)	(75,915)
Net deferred tax assets (liabilities)	$356,298	$(5,241)

Effective Tax Rates
Our effective tax rates were 35.6% and 38.2% for the 12 weeks ended March 28, 2015 and March 22, 2014, respectively. The effective rate for the 12 weeks ended March 28, 2015 was lower primarily due to nontaxable income from the noncash credit for the change in fair value of contingent consideration and certain benefits related to the Spin-Off transaction that we recorded in the 12 weeks ended March 28, 2015.
8. Commitments and Contingencies
Contingencies
From time to time, we enter into contracts containing provisions that require us to indemnify various parties against certain potential claims from third parties. Under contracts with certain issuing banks, we are responsible to the banks for any unrecovered overdrafts on cardholders’ accounts. Under contracts with certain content providers, retail distribution partners and issuing banks, we are responsible for potential losses resulting from certain claims from third parties. Because the indemnity amounts associated with these agreements are not explicitly stated, the maximum amount of the obligation cannot be reasonably estimated. Historically, we have paid immaterial amounts pursuant to these indemnification provisions.
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
9. Segment Reporting
Our three reportable segments are US Retail, International Retail and Incentives & Rewards. In January 2015, as a result of our acquisitions in late 2014, we moved to align our various Incentives & Rewards businesses and drive synergies by restructuring them into Blackhawk Engagement Solutions, which provides software, services and prepaid products to business clients for their loyalty, incentive and reward programs. As a result, we evaluated our internal reporting structure in consideration of the way management views the Company and its impact on segment reporting. Based on this assessment, we have increased the number of reportable segments from two to three. In our Annual Report, we reported US Retail and Incentives & Rewards as a single segment. We reflect the revised segment reporting throughout this report for all periods presented and present historical figures in a manner consistent with this revised segment reporting. The US Retail segment consists of the various operating segments, including our US retail products, online channel and secondary card market and derives revenues primarily from sales of prepaid products to consumers at our US retail distribution partners, online and through our card exchange. Our International Retail segment consists of the various operating segments of our geographic regions and derives revenues primarily from sales of prepaid products to consumers at our international retail distribution partners. Our Incentives and Rewards segment consists of our single global incentive and reward solutions segment and derives revenues primarily from the sale of prepaid products and related services to business clients.
We do not assess performance based on assets and do not provide information on the assets of our reportable segments to our Chief Operating Decision Maker (CODM). The key metrics used by our CODM to assess segment performance include Operating revenues, Operating revenues, net of Partner distribution expense and segment profit. Accordingly, we present only Total operating revenues, Operating revenues, net of Partner distribution expense and segment profit for our three reportable segments. We exclude from the determination of segment profit and report in Corporate and Unallocated: i) certain US operations, account management and marketing personnel who primarily support our US Retail segment (as these costs are not included in segment profit reviewed by the CODM), ii) the substantial majority of our technology personnel and related depreciation and amortization of technology and related hardware which support our US Retail and International Retail segments, iii) US accounting, finance, legal, human resources and other administrative functions which may support all segments and iv) noncash charges including amortization of acquisition intangibles, stock-based compensation and change in fair value of contingent consideration. Segment profit for our International Retail segment includes all sales, marketing, operations, legal, accounting, finance and other administrative personnel in such international regions, and segment profit for our Incentives & Rewards segment includes all sales, marketing, technology, operations, legal, accounting, finance and other administrative personnel supporting that segment, as well as substantially all depreciation and amortization specifically related to that segment.

The following tables present the key metrics used by our CODM for the evaluation of segment performance and reconciliations to our consolidated financial statements (in thousands):

	12 weeks ended
	March 28, 2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$199,909	$79,423	$40,399	$—	$319,731
Partner distribution expense	94,184	56,609	4,561	—	155,354
Operating revenues, net of Partner distribution expense	105,725	22,814	35,838	—	164,377
Other operating expenses	62,492	19,727	31,398	39,845	153,462
Segment profit (loss) / Operating income	$43,233	$3,087	$4,440	$(39,845)	10,915
Other income (expense)					(3,558)
Income before income tax expense					$7,357

	12 weeks ended
	March 22, 2014
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$161,326	$62,504	$9,285	$—	$233,115
Partner distribution expense	81,748	41,412	1,147	—	124,307
Operating revenues, net of Partner distribution expense	79,578	21,092	8,138	—	108,808
Other operating expenses	48,310	20,165	8,364	36,182	113,021
Segment profit (loss) / Operating loss	$31,268	$927	$(226)	$(36,182)	(4,213)
Other income (expense)					(454)
Loss before income tax expense					$(4,667)

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
The following table provides reconciliations of net income and shares used in calculating Basic EPS to those used in calculating diluted EPS (in thousands, except per share amounts):

	12 weeks ended
	March 28, 2015		March 22, 2014
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$4,706	$4,706	$(2,841)	$(2,841)
Distributed and undistributed earnings allocated to participating securities	(52)	(51)	(38)	(38)
Net income (loss) attributable to common stockholders	$4,654	$4,655	$(2,879)	$(2,879)
Weighted-average common shares outstanding	53,323	53,323	52,095	52,095
Common share equivalents		2,093		—
Weighted-average shares outstanding		55,416		52,095
Earnings (loss) per share– Class A and Class B	$0.09	$0.08	$(0.06)	$(0.06)
The weighted-average common shares outstanding for diluted EPS for the 12 weeks ended March 22, 2014 excluded approximately 4,330,000 potential common shares outstanding due the the net loss attributable to common shareholders. Also excluded were approximately 595,000 and 295,000 potential common stock outstanding for the 12 weeks ended March 28, 2015 and March 22, 2014, respectively, because the effect would have been anti-dilutive. Potential common stock outstanding results in fewer common share equivalents as a result of the treasury stock method.
11. Subsequent Event
In April 2015, in conjunction with extending our marketing and distribution services agreement with one of our retail distribution partners, we increased the shares issuable under the warrant from 383,748 to 550,000 at an exercise price of $16.30 per share. We capitalized the fair value of the incremental 166,252 shares issuable of $3.1 million as an intangible asset with an offset to Additional paid-in capital and will amortize the intangible asset over the term of the extended marketing and distribution services agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the Quarterly Report) and our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 4, 2015 (the Annual Report). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” of our Annual Report and “Special Note regarding Forward-Looking Statements” section and the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Special Note regarding Forward Looking Statements
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

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance for the 12 weeks ended March 28, 2015 and March 22, 2014:

	12 weeks ended
	March 28, 2015	March 22, 2014
	(in thousands, except percentages, average transaction value and per share amounts)
Transaction dollar volume	$3,110,533	$2,187,704
Transaction count	60,280	44,638
Average transaction value	$51.60	$49.01
Prepaid and processing revenues	$278,775	$205,534
Prepaid and processing revenues as a % of transaction dollar volume	9.0%	9.4%
Partner distribution expense as a % of prepaid and processing revenues	55.7%	60.5%
Adjusted operating revenues (1)	$164,377	$110,763
Adjusted EBITDA (1)	$27,159	$11,952
Adjusted EBITDA margin (1)	16.5%	10.8%
Adjusted net income (1)	$18,942	$5,176
Adjusted diluted earnings per share (1)	$0.34	$0.10
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

Transaction Dollar Volume—Represents the total dollar amount of value loaded onto any of our prepaid products and rebates processed during the period. The dollar amount and volume of card sales and rebates processed directly affect the amount of our revenues and direct costs. We measure and monitor Transaction dollar volume by retail distribution partner channel, content provider program and business client program. The significant growth in Transaction dollar volume over the past two years has been driven by the expansion of our distribution network, including the addition of new retail distribution partners and expansion into new countries; our acquisitions of InteliSpend and Retailo in 2013 and Parago and CardLab in 2014; and increased consumer use of prepaid products, partly in response to retail distribution partner loyalty and incentive programs, as well as the expansion of product content and services we offer.
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

Partner Distribution Expense as a Percentage of Prepaid and Processing Revenues—Represents partner distribution expense divided by prepaid and processing revenues (as defined above under Prepaid and processing revenues as a percentage of transaction dollar volume) during the period. This metric represents the expense recognized for the portion of content provider commissions and purchase or load fees shared with our retail distribution partners (known as distribution partner commissions), as well as other compensation we pay our retail business partners and certain business clients, including certain program development payments to our retail distribution partners, compensation for the distribution of our open loop products and expense recognized for equity awards issued to certain retail distribution partners. We present this expense as a percentage of prepaid and processing revenues to present the overall portion of our revenues from the sale of our prepaid products and services that we share with our retail distribution partners and business clients. The substantial majority of this expense is distribution partner commissions which are based on a percentage of the gross content provider commissions and consumer purchase fees. These percentages are individually negotiated with our retail distribution partners and are independent of the commission rates negotiated between us and our content providers. Partner distribution expense percentage is affected by changes in the proportion of Transaction dollar volume i) among our various products (as we share significantly lower amounts of revenues included in Program, interchange, marketing and other fees generated by our open loop gift, open loop incentive and financial services products), ii) among our various regions (as commission share percentages differ from region to region, particularly those with sub-distributor relationships) and iii) among retail distribution partners (as the commission share percentage is individually negotiated with each retail distribution partner).
Transaction Count—Represents the total number of transactions, including loads at retail distribution partners, reloads and rebate processing transactions on all of our prepaid products and services during the period.
Average Transaction Value—Represents Transaction dollar volume divided by Transaction count during the period.
We regard Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share as useful measures of operational and financial performance of the business. We regard Adjusted EBITDA margin as an important financial metric that we use to evaluate the operating efficiency of our business. Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share measures are prepared and presented to eliminate the effect of items from EBITDA, Net income and Diluted earnings per share that we do not consider indicative of our core operating performance within the period presented. Adjusted net income and Adjusted diluted earnings per share are adjusted to include certain significant cash tax savings that we consider important for understanding our overall operating results. Adjusted operating revenues are prepared and presented to offset the distribution commissions paid and other compensation to our distribution partners and business clients. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Adjusted operating revenues. Our Adjusted operating revenues, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share may not be comparable to similarly titled measures of other organizations because other organizations may not calculate these measures in the same manner as we do. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.
We believe Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share are useful to evaluate our operating performance for the following reasons:

•	adjusting our operating revenues for distribution commissions paid and other compensation to our retail distribution partners and business clients is useful to understanding our operating margin;

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

•
non-cash fair value adjustments to contingent business acquisition liability do not directly reflect how our business is performing at any particular time and the related expense adjustment amounts are not key measures of our core operating performance; and

•
cash tax savings resulting from the step up in tax basis of our assets resulting from the Section 336(e) election due to our Spin-Off and the Safeway Merger and cash tax savings from amortization of goodwill and other intangibles or utilization of net operating loss carryforwards from business acquisitions represent significant cash savings that are useful for understanding our overall operating results. See “—Liquidity and Capital Resources—Cash Flows from Operating Activities” and Note 7—Income Taxes in the notes to our condensed consolidated financial statements for additional information.

Reconciliation of Non-GAAP Measures:
The following tables present a reconciliation of Commissions and fees and Program, interchange, marketing and other fees to Prepaid and processing revenues, Total operating revenues to Adjusted operating revenues, a reconciliation of Net income to EBITDA and Adjusted EBITDA, a reconciliation of Operating income margin to Adjusted EBITDA margin, a reconciliation of Net income to Adjusted net income and a reconciliation of Diluted earnings per share to Adjusted diluted earnings per share, in each case reconciling the most comparable GAAP measure to the adjusted measure, for each of the periods indicated.

	12 weeks ended
	March 28, 2015	March 22, 2014
	(in thousands, except percentages and per share amounts)
Prepaid and processing revenues:
Commissions and fees	$220,402	$178,095
Program, interchange, marketing and other fees	73,104	35,665
Marketing revenue	(14,731)	(8,226)
Prepaid and processing revenues	$278,775	$205,534
Adjusted operating revenues:
Total operating revenues	$319,731	$233,115
Issuing bank contract amendments (a)	—	1,955
Partner distribution expense	(155,354)	(124,307)
Adjusted operating revenues	$164,377	$110,763
Adjusted EBITDA:
Net income (loss) before allocation to non-controlling interests	$4,737	$(2,884)
Interest income and other income (expense), net	801	409
Interest expense	2,757	45
Income tax expense (benefit)	2,620	(1,783)
Depreciation and amortization	15,394	10,918
EBITDA	26,309	6,705
Adjustments to EBITDA:
Employee stock-based compensation	4,989	2,670
Distribution partner mark-to-market expense (b)	—	622
Issuing bank contract amendments (a)	—	1,955
Change in fair value of contingent consideration (c)	(4,139)	—
Adjusted EBITDA	$27,159	$11,952
Adjusted EBITDA margin:
Total operating revenues	$319,731	$233,115
Operating income (loss)	$10,915	$(4,213)
Operating margin	3.4%	(1.8)%
Adjusted operating revenues	$164,377	$110,763
Adjusted EBITDA	$27,159	$11,952
Adjusted EBITDA margin	16.5%	10.8%

	12 weeks ended
	March 28, 2015	March 22, 2014
	(in thousands except per share data)
Adjusted net income:
Income (loss) before income tax expense	$7,357	$(4,667)
Employee stock-based compensation	4,989	2,670
Distribution partner mark-to-market expense (b)	—	622
Issuing bank contract amendments (a)	—	1,955
Change in fair value of contingent consideration (c)	(4,139)	—
Amortization of intangibles (d)	6,999	5,532
Adjusted income before income tax expense	15,206	6,112
Income tax expense (benefit)	2,620	(1,783)
Tax expense on adjustments (e)	2,921	4,134
Adjusted income tax expense before cash tax benefits	5,541	2,351
Reduction in cash taxes payable resulting from amortization of spin-off tax basis step-up (f)	(6,618)	—
Reduction in cash taxes payable from amortization of acquisition intangibles and utilization of acquired NOLs (g)	(2,690)	(1,372)
Adjusted income tax expense (benefit)	(3,767)	979
Adjusted net income before allocation to non-controlling interests	18,973	5,133
Net (income) loss attributable to non-controlling interests, net of tax	(31)	43
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$18,942	$5,176
Adjusted diluted earnings per share:
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$4,706	$(2,841)
Distributed and undistributed earnings allocated to participating securities	(51)	(38)
Net income (loss) attributable to common shareholders	$4,655	$(2,879)
Diluted weighted-average shares outstanding	55,416	52,095
Diluted earnings (loss) per share	$0.08	$(0.06)
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$18,942	$5,176
Adjusted distributed and undistributed earnings allocated to participating securities	(97)	(59)
Adjusted net income attributable to common shareholders	$18,845	$5,117
Diluted weighted average shares outstanding	55,416	52,095
Increase in common share equivalents	—	1,597
Adjusted diluted weighted average shares outstanding	55,416	53,692
Adjusted diluted earnings per share	$0.34	$0.10
______________________

(a)
During 2014, we entered into contractual amendments with certain of our issuing banks that substituted a program management fee for account service fees or card expiration fees for certain open-loop gift and incentive cards. A portion of the fees related to cards sold in prior periods. Adjusted operating revenues, Adjusted EBITDA and Adjusted net income for the 12 weeks ended March 28, 2014 have been adjusted to recognized the revenues as if the contract amendment had been in force at the beginning of the fiscal year.

(b)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is vested.

(c)	Adjustments to reflect a contingent business acquisition liability at its estimated fair value.

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

(f)
As a result of Safeway's merger with Albertsons and our and Safeway's intended Section 336(e) Election, we recognized a deferred tax asset that we will amortize as a reduction of our taxes payable over 15 years. See “—Liquidity and Capital Resources—Cash Flows from Operating Activities” and Note 7—Income Taxes in the notes to our condensed consolidated financial statements for additional information.

(g)
As a result of certain acquisitions, we acquired net operating loss carryforwards that we can use to reduce our income taxes payable. Additionally, for certain acquisitions, we may amortize intangible assets, including goodwill, for tax purposes to reduce income taxes payable.

Results of Operations
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week periods ended March 28, 2015 and March 22, 2014.
The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 12 weeks ended March 28, 2015 and March 22, 2014.

	12 Weeks Ended March 28, 2015	% of Total Operating Revenues	12 Weeks Ended March 22, 2014	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$220,402	68.9%	$178,095	76.4%
Program, interchange, marketing and other fees	73,104	22.9%	35,665	15.3%
Product sales	26,225	8.2%	19,355	8.3%
Total operating revenues	319,731	100.0%	233,115	100.0%
OPERATING EXPENSES:
Partner distribution expense	155,354	48.6%	124,307	53.3%
Processing and services	64,208	20.1%	41,625	17.9%
Sales and marketing	43,593	13.6%	33,078	14.2%
Costs of products sold	24,903	7.8%	19,304	8.3%
General and administrative	18,748	5.9%	14,603	6.3%
Transition and acquisition	175	0.1%	2	—%
Amortization of acquisition intangibles	5,974	1.9%	4,409	1.9%
Change in fair value of contingent consideration	(4,139)	(1.3)%	—	—%
Total operating expenses	308,816	96.6%	237,328	101.8%
OPERATING INCOME (LOSS)	10,915	3.4%	(4,213)	(1.8)%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(801)	(0.3)%	(409)	(0.2)%
Interest expense	(2,757)	(0.9)%	(45)	—%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	7,357	2.3%	(4,667)	(2.0)%
INCOME TAX EXPENSE (BENEFIT)	2,620	0.8%	(1,783)	(0.8)%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	4,737	1.5%	(2,884)	(1.2)%
Net (income) loss attributable to non-controlling interests, net of tax	(31)	—%	43	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$4,706	1.5%	$(2,841)	(1.2)%
Although our Chief Operating Decision Maker (CODM) reviews information regarding segment profit for our three reportable segments of US Retail, International Retail and Incentives & Rewards, segment profit for US Retail excludes significant sales, marketing and operations personnel costs used by that segment in generating revenues, whereas such costs are substantially included in segment profit for International Retail and Rewards & Incentives. Additionally, US Retail and International Retail utilize significant shared costs for technology personnel and related depreciation and amortization of developed technology and related hardware, which we do not include in the determination of segment profit, but we do include such costs in the determination of segment income for Incentives & Rewards (see Note 9—Segment Reporting for additional information). Accordingly, in the following detailed discussions of our operating results, we discuss Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for our three reportable segments and discuss our remaining operating expenses at the consolidated level.

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following table sets forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 12 weeks ended March 28, 2015 and March 22, 2014.

	12 weeks ended
	March 28, 2015	March 22, 2014	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$220,402	$178,095	$42,307	23.8%
Program, interchange, marketing and other fees	73,104	35,665	37,439	105.0%
Product sales	26,225	19,355	6,870	35.5%
Total operating revenues	$319,731	$233,115	$86,616	37.2%
Partner distribution expense	155,354	124,307	31,047	25.0%
Operating revenues, net of Partner distribution expense	$164,377	$108,808	$55,569	51.1%
US Retail Segment
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our US Retail segment for the 12 weeks ended March 28, 2015 and March 22, 2014.

	12 weeks ended
	March 28, 2015	March 22, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$199,909	$161,326	$38,583	23.9%
Partner distribution expense	94,184	81,748	12,436	15.2%
Operating revenues, net of Partner distribution expense	$105,725	$79,578	$26,147	32.9%
Transaction dollar volume	$1,963,620	$1,560,109	$403,511	25.9%
Prepaid and processing revenues as a percentage of transaction dollar volume	8.5%	9.1%	(0.6)%	(6.6)%
Partner distribution expense as a percentage of prepaid and processing revenues	56.2%	57.8%	(1.6)%	(2.8)%
Our Operating revenues, net of partner distribution expense increased primarily due to the increase in our Transaction dollar volume and decrease in Partner distribution expense as a percentage of prepaid and processing revenue, partially offset by a decrease in Prepaid and processing revenue as a percentage of transaction dollar volume:

•
Transaction dollar volume—Increased due to higher sales of prepaid products through our retail distribution partner network from increased per-store productivity through most of our network and expansion of our retail network, as well as an increase in sales through our online distribution channel.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased due to increases in the proportion of program-managed Visa gift and financial services products sold, a decrease in prepaid and processing revenues as a percentage of transaction dollar volume for open loop gift products sold and a decrease in the overall commission rate for closed loop gift cards due to mix. The total of the consumer purchase fees and resulting program management fees, interchange and other fees that we earn from our program management services to issuing banks on these products (collectively, program revenues, presented in Program, interchange, marketing and other fees) is less than the average content provider commissions we receive on the sale of closed loop gift and telecom products. Additionally, the expanded availability of variable load Visa gift products decreased the prepaid and processing revenue rate in 2015 as these products have a fixed consumer fee and higher average transaction values.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased due to increases in the proportion of program managed Visa gift and financial services products sold, as well as a decrease in noncash distribution partner warrant amortization expense. We share a smaller portion of our total revenues with our retail distribution partners for open loop products as compared to the portion of content provider commissions for closed loop and telecom products that we pay to our retail distribution partners as distribution partner commissions, mainly due to the higher processing and services expenses we incur related to the open loop products. As a result, increases in these program revenues reduce the overall compensation to our retail distribution partners and decrease Partner distribution expense as a percentage of prepaid and processing revenues.

Our Operating revenues and Operating revenues, net of Partner distribution expense also increased due to a 50.8%, or $7.5 million, increase in sales from Cardpool (included in Product sales) and a $3.9 million increase in marketing revenue (with offsetting expense in Sales and marketing), with minimal impact from other product sales.
International Retail
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International Retail segment for the 12 weeks ended March 28, 2015 and March 22, 2014.

	12 weeks ended
	March 28, 2015	March 22, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$79,423	$62,504	$16,919	27.1%
Partner distribution expense	56,609	41,412	15,197	36.7%
Operating revenues net of Partner distribution expense	$22,814	$21,092	$1,722	8.2%
Transaction dollar volume	$644,718	$500,047	$144,671	28.9%
Prepaid and processing revenues as a percentage of transaction dollar volume	11.1%	10.9%	0.2%	1.8%
Partner distribution expense as a percentage of prepaid and processing revenues	79.1%	75.6%	3.5%	4.6%
Our Operating revenues, net of Partner distribution expense increased primarily due to the increase in our Transaction dollar volume and an increase in Prepaid and processing revenue as a percentage of transaction dollar volume, partially offset by an increase in Partner distribution expense as a percentage of prepaid and processing revenue:

•
Transaction dollar volume—Increased primarily due to sales through our sub-distributor relationships in Japan and South Korea which was partially offset by decreases in sales through our sub-distributor relationship in South Africa. Transaction dollar volume also increased due to increases in Germany, Mexico and the UK, partially offset by a decrease in Australia. Additionally, transaction dollar volume was negatively impacted by changes in foreign exchange rates. On a constant currency basis, transaction dollar volume increased 48.8%.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Increased due to an increase in the proportion of products sold through sub-distributor relationships, which sell a mix of products with higher content provider commissions than our retail distribution partners.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased due to increases in the proportion of our products sold through sub-distributor relationships for which we share a substantially larger portion of our commissions and fees revenue, but also incur minimal other operating expenses. This increase was partially offset by sales through Retailo which shares a lower portion of its commission revenue with its retail distribution partners, as well as a decrease in noncash mark-to-market expense of $0.6 million, or from 1.0% of prepaid and processing revenue for the 12 weeks ended March 22, 2014 to 0.0% for the 12 weeks ended March 28, 2015 .

Our Operating revenues and Operating revenues net of Partner distribution expense also increased due to a $2.3 million increase in marketing revenues, largely offset by a $2.2 million decrease in card production sales.

Incentives & Rewards
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 12 weeks ended March 28, 2015 and March 22, 2014.

	12 weeks ended
	March 28, 2015	March 22, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$40,399	$9,285	$31,114	335.1%
Partner distribution expense	4,561	1,147	3,414	297.6%
Operating revenues net of Partner distribution expense	$35,838	$8,138	$27,700	340.4%
Transaction dollar volume	$502,195	$127,548	$374,647	293.7%
Prepaid and processing revenues as a percentage of transaction dollar volume	7.9%	7.3%	0.6%	8.2%
Partner distribution expense as a percentage of prepaid and processing revenues	11.5%	12.4%	(0.9)%	(7.3)%
Our Operating revenues, net of Partner distribution expense increased primarily due to the increase in our Transaction dollar volume, increase in Prepaid and processing revenue as a percentage of transaction dollar volume and a decrease in Partner distribution expense as a percentage of prepaid and processing revenue:

•	Transaction dollar volume—Increased due to increases in sales of prepaid products through InteliSpend and our acquisitions of Parago and CardLab in 2014.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Increased due to an increase in the proportion of products sold for which we earn program management fees from our issuing banks. In the second quarter of 2014, we amended our contract with our U.S. issuing bank for our InteliSpend products to replace monthly maintenance fees (which we recognized when deducted) to a program management fees which we recognize over the card life. Additionally, we also earn program management fees for open loop products sold through Parago and CardLab. This increase was partially offset by the portion of Parago's transaction dollar volume for which we receive only rebate processing and check fulfillment fees.

•
Partner distribution expense as a percentage of prepaid and processing revenue—Decreased due to a smaller proportion of transaction volume sold through business clients for which we recognize net pricing discounts as an expense.

Operating Expenses
The following table sets forth our consolidated operating expenses for the 12 weeks ended March 28, 2015 and March 22, 2014.

	12 weeks ended
	March 28, 2015	March 22, 2014	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	155,354	124,307	31,047	25.0%
Processing and services	64,208	41,625	22,583	54.3%
Sales and marketing	43,593	33,078	10,515	31.8%
Costs of products sold	24,903	19,304	5,599	29.0%
General and administrative	18,748	14,603	4,145	28.4%
Transition and acquisition	175	2	173	8,650.0%
Amortization of acquisition intangibles	5,974	4,409	1,565	35.5%
Change in fair value of contingent consideration	(4,139)	—	(4,139)	N/M
Total operating expenses	$308,816	$237,328	$71,488	30.1%

Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
Processing and services expenses increased 54.3% primarily due to a 35% increase in Transaction count and an increase in the proportion of our program-managed Visa gift in our US Retail segment and open loop incentive cards sold in our Incentives & Rewards segment from our acquisitions of Parago and CardLab and growth of InteliSpend. Open loop products have higher Processing and services expense but also generate the majority of our revenues included in Program, interchange, marketing and other fees, which increased more than 100%. As a result, processing and services increased as a percentage of Total operating revenues to 20.1% for the 12 weeks ended March 28, 2015 from 17.9% for the 12 weeks ended March 22, 2014. The $22.6 million increase includes increases of $9.7 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift, PayPower GPR and open loop incentive cards; $5.4 million for technology and operations personnel costs, including employee and contractor compensation, benefits and travel related costs; $4.0 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, hosting and connectivity, activation transaction processing and other equipment costs; and $3.5 million net increase in other costs.
Sales and Marketing
Sales and marketing expenses primarily increased due to a $6.6 million increase in program marketing and development expenses, which resulted from the $6.5 million increase in marketing revenue in Program, interchange, marketing and other fees. Sales and marketing expenses also increased due to a $3.3 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily from our acquisitions of Parago and CardLab, and a $0.6 million net increase in other costs.
Costs of Products Sold
Costs of products sold increased due to a $6.0 million increase in Cardpool costs, partially offset by a $0.4 million decrease in other costs. Costs of products sold decreased to 95.0% of product sales for the 12 weeks ended March 28, 2015 compared to 99.7% for the 12 weeks ended March 22, 2014 primarily due to a increase in the gross margin percentage for Cardpool, partially offset by a decrease in gross margin for telecom handsets.
General and Administrative
General and administrative expenses increased primarily due to a $3.9 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily from our acquisitions of Parago, CardLab and Incentec, and $0.2 million increase in other net costs.
Amortization of Acquisition Intangibles
Amortization expense for the 12 weeks ended March 28, 2015 increased due to inclusion of amortization of intangibles from Parago, CardLab and Incentec, partially offset by lower amortization from InteliSpend due to the amortization of its intangible assets on an accelerated basis.
Change in Fair Value of Contingent Consideration
The decrease in the estimated fair value of contingent consideration for the 12 weeks ended March 28, 2015 relates to our CardLab contingent consideration liability, reflecting changes and delays in the launch of expected incentive programs.

Other Income (Expense) and Income Tax Expense
The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 12 weeks ended March 28, 2015 and March 22, 2014.

	12 weeks ended
	March 28, 2015	March 22, 2014	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$(801)	$(409)	$(392)	95.8%
Interest expense	(2,757)	(45)	(2,712)	6,026.7%
Total other income (expense)	$(3,558)	$(454)	$(3,104)	683.7%
INCOME TAX EXPENSE (BENEFIT)	$2,620	$(1,783)	$4,403	(246.9)%
EFFECTIVE TAX RATE	35.6%	38.2%	(2.6)%
Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments as well as foreign currency transaction gains and losses and other non-operating gains and losses. Interest income has fluctuated with the amount and duration of the short-term cash investments and changes in interest and commercial paper rates. Such investments were significantly lower for the 12 weeks ended March 28, 2015, compared to the 12 weeks ended March 22, 2014, due to our acquisitions of Parago in the fourth quarter of 2014. Interest expense includes interest charged under our Credit Agreement, which we entered into during the second quarter of 2014, and the amortization of deferred financing costs and the discount on our term loan from our Credit Agreement. During the 12 weeks ended March 22, 2014, interest expense included interest under our revolving line of credit with Safeway, which, as discussed in our Annual Report, we terminated upon entering into our Credit Agreement.
Income Tax Expense
Our effective rates were 35.6% and 38.2% for the 12 weeks ended March 28, 2015 and March 22, 2014, respectively. The effective rate for the 12 weeks ended March 28, 2015 was lower primarily due to nontaxable income from the noncash credit for the change in fair value of contingent consideration and certain benefits related to revaluation of deferred income tax assets and other items from the Spin-Off that we recorded in the 12 weeks ended March 28, 2015.

Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our Offering. These noncash items also include the amortization of intangible assets from business combinations which have no cash tax impact from the offsetting amortization of deferred tax liabilities but may impact our effective tax rate due to jurisdictional mix. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for the 12 weeks ended March 28, 2015 and March 22, 2014, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable items, nondeductible items and other noncash items that we do not consider indicative of our core operating performance within the period presented. We view our Adjusted effective income tax rate based on Adjusted tax expense before cash tax benefits since these cash tax benefits are not indicative of our underlying effective tax rate. Please see "—Liquidity and Capital Resources—Cash Flows from Operating Activities" and Note 7—Income Taxes in our condensed consolidated financial statements for additional information.

	12 weeks ended
	March 28, 2015	March 22, 2014
	(in thousands, except percentages)
Income (loss) before income tax expense	$7,357	$(4,667)
Income tax expense (benefit)	$2,620	$(1,783)
Effective income tax rate	35.6%	38.2%
Adjusted income before income tax expense	$15,206	$6,112
Adjusted income tax expense before realization of cash tax benefits	$5,541	$2,351
Adjusted effective income tax rate	36.4%	38.5%
Our Adjusted effective income tax rates were 36.4% and 38.5% for the 12 weeks ended March 28, 2015 and March 22, 2014, respectively. Our Adjusted effective income tax rate was lower due to lower amounts of non-deductible executive compensation and benefit from foreign rate differential resulting from jurisdictional mix of pre-tax income, which collectively decreased our Adjusted effective income tax rate by 0.7%. Our Adjusted effective income tax rate was also lower due to lower operating losses of certain foreign subsidiaries for which we do not recognize an income tax benefit, and certain discrete tax benefits related to the Spin-Off transaction that we recorded in the 12 weeks ended March 28, 2015, which will have an immaterial impact on our annual Adjusted effective income tax rate.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 12 weeks ended March 28, 2015 and March 22, 2014.

	12 weeks ended
	March 28, 2015	March 22, 2014
	(in thousands)
Net cash used in operating activities	$(675,222)	$(519,086)
Net cash used in investing activities	(12,032)	(9,879)
Net cash provided by financing activities	321	114,904
Effect of exchange rate changes on cash and cash equivalents	(5,266)	(1,488)
Net decrease in cash and cash equivalents	$(692,199)	$(415,549)
Adjusted Net Cash Used in Operating Activities and Free Cash Flow
Adjusted net cash used in operating activities is calculated as the net cash used in operating activities adjusted to exclude the impact from changes in Settlement receivables, Settlement payables and Consumer and customer deposits. Free cash flow is calculated as Adjusted net cash used by operating activities, less Expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses is therefore excluded from our calculations of Adjusted net cash used in operating activities and Free cash flow. Additionally, we receive funds from consumers or business clients for prepaid products that we issue or hold on their behalf prior to the issuance of prepaid products. We also view this cash flow as temporary and not available for other uses and therefore exclude it from our calculations of Adjusted net cash used in operating activities and Free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from these settlement activities, which we believe is useful to understanding our business and assessing our ability to fund our capital expenditures and repay amounts borrowed under our term loan. We may use our Free cash flow for, among other things, making investment decisions and managing our capital structure. Please see “—Cash Flows from Operating Activities” for additional analysis of Adjusted net cash flows used in operating activities. The following table sets forth the calculations of our Adjusted net cash flow used in operating activities and Free cash flow for the 12 weeks ended March 28, 2015 and March 22, 2014.

	12 weeks ended
	March 28, 2015	March 22, 2014
	(in thousands)
Net cash used in operating activities	$(675,222)	$(519,086)
Changes in settlement payables and consumer and customer deposits, net of settlement receivables	660,730	484,076
Adjusted net cash used in operating activities (1)	(14,492)	(35,010)
Expenditures for property, equipment and technology	(13,843)	(8,538)
Free cash flow (1)	$(28,335)	$(43,548)

(1)
Our Adjusted net cash flow used in operating activities and Free cash flow are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. This measure, however, should be considered in addition to, and not as a substitute for or superior to, cash flows or other measures of the financial performance prepared in accordance with GAAP.

Cash Flows from Operating Activities
Our use of cash for Adjusted net cash used in operating activities, which removes the impact on operating cash flow from the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits, decreased to a use of cash of $14.5 million in the 12 weeks ended March 28, 2015 from a use of cash of $35.0 million in the 12 weeks ended March 22, 2014. This $20.5 million source of cash reflects a 60.2%, or $10.8 million, increase in net income, adjusted for noncash reconciling items (excluding deferred income taxes), to $28.7 million from $17.9 million, reflecting our 51.1% increase in operating revenues, net of partner distribution expense, and increased leverage of personnel costs. Additionally, our use of cash for income tax activities (deferred income taxes, excess tax benefits and income taxes, net) decreased by $10.6 million to a use of cash of $11.7 million in the 12 weeks ended March 28, 2015 from $22.3 million in the 12 weeks ended March 22, 2014, which primarily reflects a decrease in our income tax payments of $7.9 million from $19.7 million to $11.8 million, primarily as a result of our Section 336(e) Election (see Note 7—Income Taxes for additional information).
Cash Flows from Investing Activities
The net cash used in investing activities for the 12 weeks ended March 28, 2015 totaled $12.0 million, which included $13.8 million for expenditures for property, equipment and technology, partially offset by $1.8 million for the change in restricted cash which was used to pay our CardLab contingent consideration liability. The net cash provided by investing activities for the 12 weeks ended March 22, 2014 totaled $9.9 million, which included expenditures for property, equipment and technology of $8.5 million and net payments of $1.3 million for the purchase price adjustments related to our acquisitions of Retailo and Intelispend.
Cash Flows from Financing Activities
The net cash provided by financing activities for the 12 weeks ended March 28, 2015 totaled $0.3 million, which included net borrowing under our revolving line of credit of $10.0 million and $3.4 million for net employee stock-related activity, partially offset by our repayment of $11.3 million of our note payable and $1.8 million for the payment of our CardLab acquisition liability. The net cash used in financing activities for the 12 weeks ended March 22, 2014 totaled $114.9 million, primarily consisting of a payment of $113.0 million for borrowings under our Safeway line of credit as a result of our working capital deficit from our acquisitions of InteliSpend and Retailo, as well as $1.9 million related to net employee equity awards.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 28, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In October 2014, we completed the acquisition of Parago, Inc. (Parago). We are in the process of integrating internal controls at Parago into our control structure. We consider the ongoing integration of Parago to represent a material change in our internal control over financial reporting. With the exception of this change, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 3. LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings arising in the ordinary course of business, including the matter described below. Although the outcome of any pending matters, including the matter described below, and the amount, if any, of our ultimate liability and any other forms of remedies with respect to these matters, cannot be determined or predicted with certainty, we currently do not believe that it is probable that the resolution of any of these matters would result in any liability that would have a material adverse effect on our results of operations or financial condition.
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. Following analysis, we believe that the suit is without merit and that the likelihood of loss is remote, and we intend to vigorously defend ourselves against these claims.
ITEM 1A. RISK FACTORS
You should carefully consider the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report. The occurrence of any of the events or circumstances described in the Annual Report or other adverse events could have a material adverse effect on our business, results of operations and financial condition. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
There have not been any material changes to the information previously disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the 12 weeks ended March 28, 2015, we issued and sold 18,634 shares of Class B common stock to 100 employees at no cost as a result of the vesting of restricted stock units that were issued pursuant to the 2006 Restricted Stock Plan. These issuances were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, pursuant to benefit plans and contracts relating to compensation approved by our board of directors,
Issuer Purchases of Equity Securities
From January 4, 2015 through March 28, 2015, we received 7,817 shares of Class B common stock in the administration of employee stock-based compensation plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: May 5, 2015

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.1†	Amendment to Stock Purchase Warrant, dated as of March 31, 2015.					X
10.2+	Form of 2015 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.					X
10.3+	Non-Employee Director Compensation Program (Effective January 4, 2015).					X
31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section §1350.					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.