Form 10-Q
period 2015-06-20
BLACKHAWK NETWORK HOLDINGS, INC
filed 2015-07-29
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 20, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2015, there were 54,598,000 shares of the Registrant’s common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 20, 2015	January 3, 2015	June 14, 2014
ASSETS
Current assets:
Cash and cash equivalents	$276,733	$911,615	$299,727
Restricted cash	3,189	5,000	—
Settlement receivables, net	311,250	526,587	276,447
Accounts receivable, net	178,305	181,431	121,766
Deferred income taxes	33,759	38,456	20,145
Other current assets	93,553	95,658	59,030
Total current assets	896,789	1,758,747	777,115
Property, equipment and technology, net	134,792	130,008	84,703
Intangible assets, net	159,443	170,957	87,972
Goodwill	330,493	331,265	133,088
Deferred income taxes	330,741	1,678	727
Other assets	80,557	93,086	83,358
TOTAL ASSETS	$1,932,815	$2,485,741	$1,166,963

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value) (Unaudited)
	June 20, 2015	January 3, 2015	June 14, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$556,502	$1,383,481	$538,707
Consumer and customer deposits	113,219	133,772	57,423
Accounts payable and accrued operating expenses	112,830	117,118	81,890
Note payable, current portion	37,393	11,211	8,705
Notes payable to Safeway	14,932	27,678	—
Bank line of credit	—	—	—
Other current liabilities	69,852	102,352	41,161
Total current liabilities	904,728	1,775,612	727,886
Deferred income taxes	8,468	45,375	24,376
Note payable	325,287	362,543	165,393
Other liabilities	4,047	14,432	9,629
Total liabilities	1,242,530	2,197,962	927,284
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 54,582, 53,505 and 52,740 shares outstanding, respectively	55	54	53
Additional paid-in capital	538,357	137,916	117,457
Treasury stock	—	—	(472)
Accumulated other comprehensive loss	(24,795)	(19,470)	(3,396)
Retained earnings	169,985	162,439	119,177
Total Blackhawk Network Holdings, Inc. equity	683,602	280,939	232,819
Non-controlling interests	6,683	6,840	6,860
Total stockholders’ equity	690,285	287,779	239,679
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,932,815	$2,485,741	$1,166,963
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)
(Unaudited)

	12 weeks ended		24 weeks ended
	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014
OPERATING REVENUES:
Commissions and fees	$257,445	$216,341	$477,847	$394,436
Program, interchange, marketing and other fees	80,223	40,421	153,327	76,086
Product sales	34,580	27,182	60,805	46,537
Total operating revenues	372,248	283,944	691,979	517,059
OPERATING EXPENSES:
Partner distribution expense	176,987	148,428	332,341	272,735
Processing and services	65,818	45,314	130,026	86,939
Sales and marketing	63,106	41,374	106,699	74,452
Costs of products sold	32,113	25,495	57,016	44,799
General and administrative	21,302	10,934	40,050	25,537
Transition and acquisition	641	32	816	34
Amortization of acquisition intangibles	5,503	3,426	11,477	7,835
Change in fair value of contingent consideration	(3,428)	—	(7,567)	—
Total operating expenses	362,042	275,003	670,858	512,331
OPERATING INCOME	10,206	8,941	21,121	4,728
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	284	353	(517)	(56)
Interest expense	(2,578)	(956)	(5,335)	(1,001)
INCOME BEFORE INCOME TAX EXPENSE	7,912	8,338	15,269	3,671
INCOME TAX EXPENSE	5,105	3,275	7,725	1,492
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	2,807	5,063	7,544	2,179
Loss attributable to non-controlling interests, net of tax	97	53	66	96
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$2,904	$5,116	$7,610	$2,275
EARNINGS PER SHARE:
Basic	$0.05	$0.10	$0.14	$0.04
Diluted	$0.05	$0.09	$0.14	$0.04
Weighted average shares outstanding—basic	54,042	52,307	53,682	52,201
Weighted average shares outstanding—diluted	55,896	53,740	55,689	53,725
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	12 weeks ended		24 weeks ended
	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$2,807	$5,063	$7,544	$2,179
Other comprehensive income (loss):
Currency translation adjustments	4,285	3	(5,282)	(519)
COMPREHENSIVE INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	7,092	5,066	2,262	1,660
Comprehensive loss attributable to non-controlling interests (net of tax)	76	51	23	92
COMPREHENSIVE INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$7,168	$5,117	$2,285	$1,752
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	24 weeks ended
	June 20, 2015	June 14, 2014
OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$7,544	$2,179
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	17,944	11,571
Amortization of intangibles	13,528	10,117
Amortization of program development costs	13,150	11,551
Employee stock-based compensation expense	12,739	6,090
Distribution partner mark-to-market expense	—	(88)
Change in fair value of contingent consideration	(7,567)	—
Reversal of reserve for patent litigation	—	(3,852)
Excess tax benefit from stock-based awards	(4,452)	(1,024)
Deferred income taxes	13,371	—
Other	3,194	2,386
Changes in operating assets and liabilities:
Settlement receivables	209,373	534,315
Settlement payables	(822,327)	(942,572)
Accounts receivable, current and long-term	5,886	14,061
Prepaid expenses and other current assets	(9,895)	4,224
Other assets	(4,559)	(12,259)
Consumer and customer deposits	(20,554)	(1,409)
Accounts payable and accrued operating expenses	(2,218)	(17,808)
Other current and long-term liabilities	(12,671)	(15,496)
Income taxes, net	(12,181)	(13,363)
Net cash used in operating activities	(599,695)	(411,377)
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(25,622)	(18,241)
Business acquisitions, net of cash received	—	2,551
Change in restricted cash	1,811	—
Net cash used in investing activities	(23,811)	(15,690)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	24 weeks ended
	June 20, 2015	June 14, 2014
FINANCING ACTIVITIES:
Dividends paid	(65)	—
Payments for acquisition liability	(1,811)	—
Proceeds from issuance of note payable	—	175,000
Payments of costs for issuance of note payable	—	(2,452)
Repayment of note payable	(11,250)	—
Borrowings under revolving bank line of credit	903,500	—
Repayments on revolving bank line of credit	(903,500)	—
Repayment on notes payable to Safeway	(4,517)	—
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	7,579	3,620
Other stock-based compensation related	(790)	(694)
Excess tax benefit from stock-based awards	4,452	1,024
Other	(134)	—
Net cash provided by (used in) financing activities	(6,536)	176,498
Effect of exchange rate changes on cash and cash equivalents	(4,840)	(84)
Decrease in cash and cash equivalents	(634,882)	(250,653)
Cash and cash equivalents—beginning of period	911,615	550,380
Cash and cash equivalents—end of period	$276,733	$299,727

NONCASH FINANCING AND INVESTING ACTIVITIES
Net deferred tax assets recognized for tax basis step-up with offset to Additional paid-in capital (see Note 9—Income Taxes)	$366,306	$—
Note payable to Safeway contributed to Additional paid-in capital (see Note 9—Income Taxes)	$8,229	$—
Intangible assets recognized for warrants issued	$3,147	$—
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Significant Accounting Policies
The Company
Blackhawk Network Holdings, Inc., together with its subsidiaries (we, us, our), is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 23 other countries. Our product offerings include single-use gift cards; loyalty, incentive and reward products and services; prepaid telecom products and prepaid financial services products, including general purpose reloadable (GPR) cards, and our reload network (collectively, prepaid products). We offer gift cards from leading consumer brands (known as closed loop) as well as branded gift and incentive cards from leading payment network card associations such as American Express, Discover, MasterCard and Visa (known as open loop) and prepaid telecom products offered by prepaid wireless telecom carriers. We also distribute GPR cards, including Green Dot and NetSpend branded cards, as well as PayPower, our proprietary GPR card. We operate a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards. We distribute products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as retail distribution partners) in the Americas, Europe, Africa, Australia and Asia.
Spin-Off
Before April 14, 2014, we were a majority-owned subsidiary of Safeway Inc. (Safeway). On April 14, 2014, Safeway distributed its remaining 37.8 million shares of our Class B common stock to Safeway stockholders (the Spin-Off). As a result of the Spin-Off, we became a stand-alone entity separate from Safeway. See Note 9—Income Taxes for disclosures regarding this relationship.
Conversion of Class B Common Stock
On May 21, 2015, following approval our of Board of Directors and stockholders, we amended our Certificate of Incorporation to eliminate our dual-class common stock structure by converting all outstanding shares of our Class B common stock into shares of Class A common stock on a one-for-one basis and renaming Class A common stock as common stock (collectively, the Conversion). As a result of the Conversion, we have retrospectively presented Class A and Class B common stock as common stock in our condensed consolidated financial statements and related notes for all periods presenting, including within earnings per share. This retrospective presentation had no impact on previously reported amounts of earnings per share as Class A and Class B common stock had equal rights to dividends as declared by our Board of Directors.
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
Reclassifications
In the accompanying condensed consolidated statements of income, we have reclassified amounts within operating expenses in the prior year period to conform with the current presentation, reclassifying compensation to our retail distribution partners from Sales and marketing to Partner distribution expense and presenting the components of Business acquisition expense (benefit) and amortization of acquisition intangibles as separate line items. We have also combined certain immaterial line items in our condensed consolidated statements of cash flows.

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
The following pro forma financial information summarizes the combined results of operations of us and Parago as though we had been combined as of the beginning of fiscal 2013 (in thousands):

	12 Weeks Ended June 14, 2014	24 Weeks Ended June 14, 2014
Total revenues	$306,375	$567,113
Net income attributable to Blackhawk Network Holdings, Inc.	4,268	1,863
The pro forma financial information includes adjustments to amortize the identifiable technology and intangible assets starting at the beginning of 2013. The pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2013. We do not present pro forma financial information for CardLab and Incentec as such amounts are immaterial to our condensed consolidated financial statements.
We have not finalized income tax balances and certain liabilities related to our acquisition of Parago and income tax balances for our acquisitions of CardLab and Incentec in 2014, and the measurement period for such amounts remains open.
3. Financing
On June 19, 2015, we amended our credit agreement with a group of lenders led by Wells Fargo, NA (the Credit Agreement) to increase amounts available under our line of credit by $50 million from $250 million to $300 million. Additionally, the amendment modified certain of our financial covenants under the Credit Agreement.

4. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair values of these assets and liabilities as of June 20, 2015, January 3, 2015 and June 14, 2014 (in thousands):

	June 20, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$46,100	$—	$—	$46,100
Liabilities
Contingent consideration	$—	$—	$—	$—

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$618,200	$—	$—	$618,200
Liabilities
Contingent consideration	$—	$—	$7,567	$7,567

	June 14, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$125,150	$—	$—	$125,150
Commercial paper	$—	$56,000	$—	$56,000
Liabilities
Contingent consideration	$—	$—	$—	$—
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper.
In the 24 weeks ended June 20, 2015, there were no transfers between Level 1 and Level 2.
Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing. Level 3 includes the estimated fair value of our contingent consideration liabilities.
Contingent Consideration—We estimate the fair value of the contingent consideration based on our estimates of the probability of achieving the relevant targets and discount rates reflecting the risk of meeting these targets. A significant increase in our estimated probability could materially increase the fair value of contingent consideration.

The changes in fair value of contingent consideration for the 24 weeks ended June 20, 2015 and June 14, 2014 are as follows (in thousands):

	June 20, 2015	June 14, 2014
Contingent Consideration
Balance – beginning of period	$7,567	$—
Decrease in fair value of contingent consideration	(7,567)	—
Balance – end of period	$—	$—
We present the decrease in the fair value of contingent consideration in Change in fair value of contingent consideration and as a non-cash adjustment to net income in our condensed consolidated statements of cash flows. The decrease primarily reflects changes in our estimates of amounts payable for and probability of achieving the relevant targets. As of June 20, 2015, we estimated the fair value of the remaining CardLab contingent consideration to be $0 although we are responsible for a payment of up to $46.5 million if the relevant targets are met. The decrease in fair value during the 24 weeks ended June 20, 2015 resulted from the projected failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period.
During the 24 weeks ended June 20, 2015, we paid $1.8 million resulting from the achievement of relevant targets during 2014, which we reflect as Payments for acquisition liability in our condensed consolidated statements of cash flows, with an offsetting inflow presented as Change in restricted cash as we had previously placed the funds in an escrow account.
5. Consolidated Financial Statement Details
Other Current Assets
Other current assets as of June 20, 2015, January 3, 2015 and June 14, 2014 consisted of the following (in thousands):

	June 20, 2015	January 3, 2015	June 14, 2014
Inventory	$48,129	$37,061	$33,099
Deferred expenses	11,274	16,339	7,147
Income tax receivables	18,997	30,997	4,314
Other	15,153	11,261	14,470
Total other current assets	$93,553	$95,658	$59,030
Other Assets
Other assets as of June 20, 2015, January 3, 2015 and June 14, 2014 consisted of the following (in thousands):

	June 20, 2015	January 3, 2015	June 14, 2014
Program development costs	$53,632	$59,889	$56,544
Other receivables	5,826	9,324	9,309
Income taxes receivable	6,368	6,368	6,391
Deferred financing costs	2,326	2,003	1,417
Other	12,405	15,502	9,697
Total other assets	$80,557	$93,086	$83,358

Other Current Liabilities
Other current liabilities as of June 20, 2015, January 3, 2015 and June 14, 2014 consisted of the following (in thousands):

	June 20, 2015	January 3, 2015	June 14, 2014
Deferred revenue	$36,616	$48,114	$23,067
Income taxes payable	3,768	22,784	2,596
Payroll and related liabilities	19,184	24,131	12,900
Acquisition liability	—	1,811	—
Other payables and accrued liabilities	10,284	5,512	2,598
Total other current liabilities	$69,852	$102,352	$41,161
Acquisition liability represents the amounts due under our CardLab contingent liability at January 3, 2015.
Other Liabilities
Other liabilities as of June 20, 2015, January 3, 2015 and June 14, 2014 consisted of the following (in thousands):

	June 20, 2015	January 3, 2015	June 14, 2014
Acquisition liability	$—	$7,567	$—
Payable to content provider	825	2,476	6,520
Income taxes payable	1,431	1,599	892
Deferred revenue and other liabilities	1,791	2,790	2,217
Total other liabilities	$4,047	$14,432	$9,629

The acquisition liability at June 20, 2015 and January 3, 2015 represents the estimated fair value of our CardLab contingent consideration liability (see Note 4—Fair Value Measurements).
6. Goodwill

We have assigned goodwill to our US Retail, International Retail and Incentives & Rewards segments. To date, we have not recorded any impairment charges against or disposed of any reporting units with goodwill. A summary of changes in goodwill during the 24 weeks ended June 20, 2015 is as follows (in thousands):

	June 20, 2015
	US Retail	International Retail	Incentives & Rewards	Total
Balance, beginning of year	$42,729	$32,150	$256,386	$331,265
Foreign currency translation adjustments	—	(1,090)	318	(772)
Balance, end of period	$42,729	$31,060	$256,704	$330,493
7. Stock Based Compensation

During the 24 weeks ended June 20, 2015 our Board of Directors granted 810,448 restricted stock units, 197,300 performance stock units and 584,150 stock options at a weighted-average exercise price of $38.68 per share.
The awards granted in 2015 contain a retirement provision that permits the employee, after the employee has met certain age or tenure requirements to be considered retirement eligible, to continue to receive the benefits of the award according to its original vesting schedule upon retirement from us, provided that the employee has provided at least one year of service from the grant date. For grant recipients who are or will have become retirement eligible prior to the end of the vesting period of the award, we recognize expense over the greater of one year or when the employee becomes retirement eligible.

8. Equity Awards Issued to Distribution Partners
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

9. Income Taxes
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
The SARTSA also provides that we and Safeway will make an election that is intended to give rise to a step-up in the tax basis of our assets (the Section 336(e) Election). Although the Merger was completed during the year 2015, the Section 336(e) Election would be effective as of the date of Spin-Off, April 14, 2014, for tax purposes. However, under GAAP, we did not reflect the effects of the Merger in our 2014 financial statements.
As a result of the completion of the Merger during the first quarter of 2015, we recorded deferred tax assets of $374.6 million as a result of our step up in tax basis, of which $366.3 million was offset to Additional paid-in capital and $8.2 million was reclassified from prepaid taxes related to tax payments previously remitted to certain states. We had received funding from Safeway for tax payments of $27.7 million to these states in exchange for notes payable to Safeway. As a result of the completion of the Merger, we reclassified prepaid taxes of $8.2 million to deferred tax assets, and the offsetting $8.2 million of notes payable to Safeway were contributed to Additional paid-in capital. During the second quarter of 2015, we repaid $4.5 million of our notes payable to Safeway since we had collected the related refunds from the states, and we will repay the outstanding notes payable balance as of June 20, 2015 of $14.9 million to Safeway, resulting from overpayments to those states, when we collect the related refunds from those states.
Additionally, during the first quarter of 2015, we recognized a reduction in deferred tax assets of $13.4 million resulting from the amortization of our tax basis step-up related to our 2014 tax year, with an offset to income taxes payable.

The following table presents the components of our deferred tax assets (liabilities) as of June 20, 2015 and January 3, 2015 (in thousands):

	June 20, 2015	January 3, 2015
Deferred tax assets:
Depreciation and amortization	$292,015	$—
Net operating loss carryforwards	31,524	33,128
Accrued expenses	10,651	8,736
Non-deductible reserves	1,852	6,617
Deferred revenue	11,982	11,739
Stock-based compensation	8,625	11,156
Other	2,160	931
Deferred tax assets	358,809	72,307
Valuation allowance	(1,393)	(1,633)
Total deferred tax assets	357,416	70,674
Deferred tax liabilities:
Depreciation and amortization	—	(75,915)
Prepaid expenses	(1,384)	—
Total deferred tax liabilities	(1,384)	(75,915)
Net deferred tax assets (liabilities)	$356,032	$(5,241)
Effective Tax Rates
Our effective tax rates were 64.5% and 39.3% for the 12 weeks ended June 20, 2015 and June 14, 2014, respectively, and 50.6% and 40.6% for the 24 weeks ended June 20, 2015 and June 14, 2014, respectively. The effective rates for the 12 weeks and 24 weeks ended June 20, 2015 were higher due to a net reduction in the value of our deferred tax assets from changes in certain state tax apportionment laws (which resulted in a lower blended rate applicable to the deferred tax assets), partially offset by nontaxable income from the noncash credit for the change in fair value of contingent consideration.
10. Commitments and Contingencies
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
Legal Matters
There are various claims and lawsuits arising in the normal course of business pending against us, including the matter described below, some of which seek damages and other relief which, if granted, may require future cash expenditures. Management does not believe that it is probable that the resolution of these matters would result in any liability that would materially affect our results of operations or financial condition.

On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. Following analysis, we believe that the suit is without merit and that the likelihood of loss is remote, and we intend to vigorously defend ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint. We believe that the amended complaint has no impact on our evaluation of the merits of this lawsuit. On July 7, 2015, we filed a motion to dismiss the case in its entirety.
11. Segment Reporting
Our three reportable segments are US Retail, International Retail and Incentives & Rewards. In January 2015, we moved to align our various Incentives & Rewards businesses acquired in 2013 and 2014 and drive synergies by restructuring them into Blackhawk Engagement Solutions, which provides software, services and prepaid products to business clients for their loyalty, incentive and reward programs. As a result, we evaluated our internal reporting structure in consideration of the way management views the Company and its impact on segment reporting. Based on this assessment, we have increased the number of reportable segments from two to three. In our Annual Report, we reported US Retail and Incentives & Rewards as a single segment. We reflect the revised segment reporting throughout this report for all periods presented and present historical figures in a manner consistent with this revised segment reporting. The US Retail segment consists of the various operating segments, including our US retail products, online channel and secondary card market and derives revenues primarily from sales of prepaid products to consumers at our US retail distribution partners, online and through our card exchange. Our International Retail segment consists of the various operating segments of our geographic regions and derives revenues primarily from sales of prepaid products to consumers at our international retail distribution partners. Our Incentives and Rewards segment consists of our single global incentive and reward solutions segment and derives revenues primarily from the sale of prepaid products and related services to business clients.
We do not assess performance based on assets and do not provide information on the assets of our reportable segments to our Chief Operating Decision Maker (CODM). The key metrics used by our CODM to assess segment performance include Operating revenues, Operating revenues, net of Partner distribution expense and segment profit. Accordingly, we present only Total operating revenues, Operating revenues, net of Partner distribution expense and segment profit for our three reportable segments. We exclude from the determination of segment profit and report in Corporate and Unallocated: i) certain US operations, account management and marketing personnel who primarily support our US Retail segment (as these costs are not included in segment profit reviewed by the CODM), ii) the substantial majority of our technology personnel and related depreciation and amortization of technology and related hardware which support our US Retail and International Retail segments, iii) US accounting, finance, legal, human resources and other administrative functions which may support all segments and iv) noncash charges including amortization of acquisition intangibles, stock-based compensation and change in fair value of contingent consideration, as we do not include these costs in segment profit reviewed by our CODM. Segment profit for our International Retail segment includes all sales, marketing, operations, legal, accounting, finance and other administrative personnel in such international regions, and segment profit for our Incentives & Rewards segment includes all sales, marketing, technology, operations, legal, accounting, finance and other administrative personnel supporting that segment, as well as substantially all depreciation and amortization specifically related to that segment.
The following tables present the key metrics used by our CODM for the evaluation of segment performance and reconciliations to our consolidated financial statements (in thousands):

	12 weeks ended
	June 20, 2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$245,134	$88,155	$38,959	$—	$372,248
Partner distribution expense	117,554	55,997	3,436	—	176,987
Operating revenues, net of Partner distribution expense	127,580	32,158	35,523	—	195,261
Other operating expenses	77,487	31,187	32,390	43,991	185,055
Segment profit (loss) / Operating income	$50,093	$971	$3,133	$(43,991)	10,206
Other income (expense)				(2,294)	(2,294)
Income before income tax expense					$7,912

	12 weeks ended
	June 14, 2014
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$206,387	$64,303	$13,254	$—	$283,944
Partner distribution expense	105,043	41,150	2,235	—	148,428
Operating revenues, net of Partner distribution expense	101,344	23,153	11,019	—	135,516
Other operating expenses	62,435	21,888	8,914	33,338	126,575
Segment profit (loss) / Operating income	$38,909	$1,265	$2,105	$(33,338)	8,941
Other income (expense)				(603)	(603)
Income before income tax expense					$8,338

	24 weeks ended
	June 20, 2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$445,043	$167,578	$79,358	$—	$691,979
Partner distribution expense	211,738	112,606	7,997	—	332,341
Operating revenues, net of Partner distribution expense	233,305	54,972	71,361	—	359,638
Other operating expenses	139,979	50,914	63,788	83,836	338,517
Segment profit (loss) / Operating income	$93,326	$4,058	$7,573	$(83,836)	21,121
Other income (expense)				(5,852)	(5,852)
Income before income tax expense					$15,269

	24 weeks ended
	June 14, 2014
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$367,713	$126,807	$22,539	$—	$517,059
Partner distribution expense	186,791	82,562	3,382	—	272,735
Operating revenues, net of Partner distribution expense	180,922	44,245	19,157	—	244,324
Other operating expenses	110,745	42,053	17,278	69,520	239,596
Segment profit (loss) / Operating income	$70,177	$2,192	$1,879	$(69,520)	4,728
Other income (expense)				(1,057)	(1,057)
Income before income tax expense					$3,671

12. Earnings Per Share
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
The following table provides reconciliations of net income and shares used in calculating basic EPS to those used in calculating diluted EPS (in thousands, except per share amounts):

	12 weeks ended
	June 20, 2015		June 14, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$2,904	$2,904	$5,116	$5,116
Distributed and undistributed earnings allocated to participating securities	(6)	(6)	(14)	(13)
Net income attributable to common stockholders	$2,898	$2,898	$5,102	$5,103
Weighted-average common shares outstanding	54,042	54,042	52,307	52,307
Common share equivalents		1,854		1,433
Weighted-average shares outstanding		55,896		53,740
Earnings per share	$0.05	$0.05	$0.10	$0.09

	24 weeks ended
	June 20, 2015		June 14, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$7,610	$7,610	$2,275	$2,275
Distributed and undistributed earnings allocated to participating securities	(57)	(56)	(47)	(47)
Net income attributable to common stockholders	$7,553	$7,554	$2,228	$2,228
Weighted-average common shares outstanding	53,682	53,682	52,201	52,201
Common share equivalents		2,007		1,524
Weighted-average shares outstanding		55,689		53,725
Earnings per share	$0.14	$0.14	$0.04	$0.04
The weighted-average common shares outstanding for diluted EPS excluded approximately 647,000 and 1,534,000 potential common stock outstanding for the 12 weeks ended June 20, 2015 and June 14, 2014, respectively and excluded 884,000 and 426,000 potential common stock outstanding for the 24 weeks ended June 20, 2015 and June 14, 2014, respectively, because the effect would have been anti-dilutive. Potential common stock outstanding results in fewer common share equivalents as a result of the treasury stock method.

13. Subsequent Event
On June 30, 2015, we acquired the outstanding stock of Achievers Corp. and its subsidiaries (collectively, Achievers) for total purchase consideration of $102.7 million paid in cash as well as $6.9 million in assumed acquisition-related liabilities of Achievers. Achievers is a leading provider of employee recognition and rewards solutions designed to help companies increase employee engagement in the U.S. and Canada. The acquisition will broaden the reach of our incentive and rewards business. We will account for this acquisition as a business combination. We are still gathering information related to estimating the fair value of identifiable net tangible and intangible assets and therefore do not yet have sufficient information to provide our initial estimates. Acquisition related costs incurred during the second quarter of 2015 totaled $0.6 million and are included in Transition and acquisition expense.

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

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance for the 12 and 24 weeks ended June 20, 2015 and June 14, 2014:

	12 weeks ended		24 weeks ended
	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014
	(in thousands, except percentages, average transaction value and per share amounts)
Transaction dollar volume	$3,381,991	$2,619,658	$6,492,524	$4,807,362
Transaction count	71,944	57,538	132,224	102,176
Average transaction value	$47.01	$45.53	$49.10	$47.05
Prepaid and processing revenues	$309,598	$243,832	$588,373	$449,366
Prepaid and processing revenues as a % of transaction dollar volume	9.2%	9.3%	9.1%	9.3%
Partner distribution expense as a % of prepaid and processing revenues	57.2%	60.9%	56.5%	60.7%
Adjusted operating revenues (1)	$195,261	$134,654	$359,638	$245,417
Adjusted EBITDA (1)	$30,606	$21,559	$57,765	$33,511
Adjusted EBITDA margin (1)	15.7%	16.0%	16.1%	13.7%
Adjusted net income (1)	$21,102	$14,821	$40,044	$19,997
Adjusted diluted earnings per share (1)	$0.38	$0.28	$0.72	$0.37
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

•
non-cash fair value adjustments to contingent business acquisition liability do not directly reflect how our business is performing at any particular time and the related expense adjustment amounts are not key measures of our core operating performance; and

•
cash tax savings resulting from the step up in tax basis of our assets resulting from the Section 336(e) election due to our Spin-Off and the Safeway Merger and cash tax savings from amortization of goodwill and other intangibles or utilization of net operating loss carryforwards from business acquisitions represent significant cash savings that are useful for understanding our overall operating results. See “—Liquidity and Capital Resources—Cash Flows from Operating Activities” and Note 9—Income Taxes in the notes to our condensed consolidated financial statements for additional information.

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

	12 weeks ended		24 weeks ended
	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014
	(in thousands, except percentages and per share amounts)
Prepaid and processing revenues:
Commissions and fees	$257,445	$216,341	$477,847	$394,436
Program, interchange, marketing and other fees	80,223	40,421	153,327	76,086
Marketing revenue	(28,070)	(12,930)	(42,801)	(21,156)
Prepaid and processing revenues	$309,598	$243,832	$588,373	$449,366
Adjusted operating revenues:
Total operating revenues	$372,248	$283,944	$691,979	$517,059
Issuing bank contract amendments (a)	—	(862)	—	1,093
Partner distribution expense	(176,987)	(148,428)	(332,341)	(272,735)
Adjusted operating revenues	$195,261	$134,654	$359,638	$245,417
Adjusted EBITDA:
Net income before allocation to non-controlling interests	$2,807	$5,063	$7,544	$2,179
Interest and other income (expense), net	(284)	(353)	517	56
Interest expense	2,578	956	5,335	1,001
Income tax expense	5,105	3,275	7,725	1,492
Depreciation and amortization	16,078	10,770	31,472	21,688
EBITDA	26,284	19,711	52,593	26,416
Adjustments to EBITDA:
Employee stock-based compensation	7,750	3,420	12,739	6,090
Distribution partner mark-to-market expense (b)	—	(710)	—	(88)
Issuing bank contract amendments (a)	—	(862)	—	1,093
Change in fair value of contingent consideration (c)	(3,428)	—	(7,567)	—
Adjusted EBITDA	$30,606	$21,559	$57,765	$33,511
Adjusted EBITDA margin:
Total operating revenues	$372,248	$283,944	$691,979	$517,059
Operating income	$10,206	$8,941	$21,121	$4,728
Operating margin	2.7%	3.1%	3.1%	0.9%
Adjusted operating revenues	$195,261	$134,654	$359,638	$245,417
Adjusted EBITDA	$30,606	$21,559	$57,765	$33,511
Adjusted EBITDA margin	15.7%	16.0%	16.1%	13.7%

	12 weeks ended		24 weeks ended
	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014
	(in thousands except per share data)
Adjusted net income:
Income before income tax expense	$7,912	$8,338	$15,269	$3,671
Employee stock-based compensation	7,750	3,420	12,739	6,090
Distribution partner mark-to-market expense (b)	—	(710)	—	(88)
Issuing bank contract amendments (a)	—	(862)	—	1,093
Change in fair value of contingent consideration (c)	(3,428)	—	(7,567)	—
Amortization of intangibles (d)	6,529	4,585	13,528	10,117
Adjusted income before income tax expense	18,763	14,771	33,969	20,883
Income tax expense	5,105	3,275	7,725	1,492
Tax expense on adjustments (e)	1,961	2,348	4,882	6,482
Adjusted income tax expense before cash tax benefits	7,066	5,623	12,607	7,974
Reduction in cash taxes payable resulting from amortization of spin-off tax basis step-up (f)	(6,618)	(5,002)	(13,236)	(5,002)
Reduction in cash taxes payable from amortization of acquisition intangibles and utilization of acquired NOLs (g)	(2,690)	(618)	(5,380)	(1,990)
Adjusted income tax expense (benefit)	(2,242)	3	(6,009)	982
Adjusted net income before allocation to non-controlling interests	21,005	14,768	39,978	19,901
Net loss attributable to non-controlling interests, net of tax	97	53	66	96
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$21,102	$14,821	$40,044	$19,997
Adjusted diluted earnings per share:
Net income attributable to Blackhawk Network Holdings, Inc.	$2,904	$5,116	$7,610	$2,275
Distributed and undistributed earnings allocated to participating securities	(6)	(13)	(56)	(47)
Net income attributable to common shareholders	$2,898	$5,103	$7,554	$2,228
Diluted weighted-average shares outstanding	55,896	53,740	55,689	53,725
Diluted earnings per share	$0.05	$0.09	$0.14	$0.04
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$21,102	$14,821	$40,044	$19,997
Adjusted distributed and undistributed earnings allocated to participating securities	(44)	(31)	(143)	(84)
Adjusted net income available for common shareholders	$21,058	$14,790	$39,901	$19,913
Diluted weighted average shares outstanding	55,896	53,740	55,689	53,725
Adjusted diluted earnings per share	$0.38	$0.28	$0.72	$0.37
______________________

(a)
During 2014, we entered into contractual amendments with certain of our issuing banks that substituted a program management fee for account service fees or card expiration fees for certain open-loop gift and incentive cards. A portion of the fees related to cards sold in prior periods. Adjusted operating revenues, Adjusted EBITDA and Adjusted net income for the 12 and 24 weeks ended June 14, 2014 have been adjusted to recognize the revenues as if the contract amendment had been in force at the beginning of the fiscal year.

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

(e)
Assumes our statutory tax rate adjusted for certain amounts that are not deductible or taxable for tax purposes and removes the impact of income tax expense (benefit) for revaluation based on changes in tax laws of deferred tax assets resulting from our step up in basis for the Section 336(e) Election.

(f)
As a result of Safeway's merger with Albertsons and our and Safeway's intended Section 336(e) Election, we recognized a deferred tax asset that we will amortize as a reduction of our taxes payable over 15 years. Under GAAP, we recognize current income tax expense or benefit related to the impact on deferred tax assets or liabilities due to changes in tax laws in the period in which the law changes. However, for the benefit related to our Section 336(e) Election, we recognize the impact of these changes in our fiscal fourth quarter if the impact to quarterly cash tax benefit is immaterial. See “—Liquidity and Capital Resources—Cash Flows from Operating Activities” and Note 9—Income Taxes in the notes to our condensed consolidated financial statements for additional information.

(g)
As a result of certain acquisitions, we acquired net operating loss carryforwards that we can use to reduce our income taxes payable. Additionally, for certain acquisitions, we may amortize intangible assets, including goodwill, for tax purposes to reduce income taxes payable.

Results of Operations
Comparison of the 12 Weeks Ended June 20, 2015 and June 14, 2014.
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week periods ended June 20, 2015 and June 14, 2014.
The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 12 weeks ended June 20, 2015 and June 14, 2014.

	12 Weeks Ended June 20, 2015	% of Total Operating Revenues	12 Weeks Ended June 14, 2014	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$257,445	69.2%	$216,341	76.2%
Program, interchange, marketing and other fees	80,223	21.6%	40,421	14.2%
Product sales	34,580	9.3%	27,182	9.6%
Total operating revenues	372,248	100.0%	283,944	100.0%
OPERATING EXPENSES:
Partner distribution expense	176,987	47.5%	148,428	52.3%
Processing and services	65,818	17.7%	45,314	16.0%
Sales and marketing	63,106	17.0%	41,374	14.6%
Costs of products sold	32,113	8.6%	25,495	9.0%
General and administrative	21,302	5.7%	10,934	3.9%
Transition and acquisition	641	0.2%	32	—%
Amortization of acquisition intangibles	5,503	1.5%	3,426	1.2%
Change in fair value of contingent consideration	(3,428)	(0.9)%	—	—%
Total operating expenses	362,042	97.3%	275,003	96.9%
OPERATING INCOME	10,206	2.7%	8,941	3.1%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	284	0.1%	353	0.1%
Interest expense	(2,578)	(0.7)%	(956)	—%
INCOME BEFORE INCOME TAX EXPENSE	7,912	2.1%	8,338	2.9%
INCOME TAX EXPENSE	5,105	1.4%	3,275	1.2%
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	2,807	0.8%	5,063	1.8%
Net loss attributable to non-controlling interests, net of tax	97	—%	53	—%
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$2,904	0.8%	$5,116	1.8%
Although our Chief Operating Decision Maker (CODM) reviews information regarding segment profit for our three reportable segments of US Retail, International Retail and Incentives & Rewards, segment profit for US Retail excludes certain sales, marketing and operations personnel costs used by that segment in generating revenues, whereas such costs are included in segment profit for International Retail and Rewards & Incentives. Additionally, US Retail and International Retail utilize shared costs for technology personnel and related depreciation and amortization of developed technology and related hardware, which we do not include in the determination of segment profit, but we do include such costs in the determination of segment income for Incentives & Rewards (see Note 11—Segment Reporting for additional information). Accordingly, in the following detailed discussions of our operating results, we discuss Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for our three reportable segments and discuss our remaining operating expenses at the consolidated level.

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following table sets forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 12 weeks ended June 20, 2015 and June 14, 2014 ("second quarter of 2015" and "second quarter of 2014", respectively).

	12 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$257,445	$216,341	$41,104	19.0%
Program, interchange, marketing and other fees	80,223	40,421	39,802	98.5%
Product sales	34,580	27,182	7,398	27.2%
Total operating revenues	$372,248	$283,944	$88,304	31.1%
Partner distribution expense	176,987	148,428	28,559	19.2%
Operating revenues, net of Partner distribution expense	$195,261	$135,516	$59,745	44.1%
US Retail Segment
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our US Retail segment for the 12 weeks ended June 20, 2015 and June 14, 2014.

	12 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$245,134	$206,387	$38,747	18.8%
Partner distribution expense	117,554	105,043	12,511	11.9%
Operating revenues, net of Partner distribution expense	$127,580	$101,344	$26,236	25.9%
Transaction dollar volume	$2,306,245	$1,968,449	$337,796	17.2%
Prepaid and processing revenues as a percentage of transaction dollar volume	8.7%	8.9%	(0.2)%	(2.2)%
Partner distribution expense as a percentage of prepaid and processing revenues	58.6%	60.2%	(1.6)%	(2.7)%
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

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased due to increases in the proportion of program-managed Visa gift products sold and a decrease in prepaid and processing revenues as a percentage of transaction dollar volume for open loop gift products sold. The total of the consumer purchase fees and resulting program management fees, interchange and other fees that we earn from our program management services to issuing banks on these products (collectively, program revenues, presented in Program, interchange, marketing and other fees) is less than the average content provider commissions we receive on the sale of closed loop gift and telecom products. Additionally, the expanded availability of variable load Visa gift products decreased the prepaid and processing revenue rate in 2015 as these products have a fixed consumer fee and higher average transaction values.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased due to increases in the proportion of program-managed Visa gift products sold. We share a smaller portion of our total revenues with our retail distribution partners for our program-managed Visa gift products as compared to the portion of content provider commissions for closed loop and telecom products that we pay to our retail distribution partners as distribution partner commissions, mainly due to the higher processing and services expenses we incur related to these products.

Our Operating revenues and Operating revenues, net of Partner distribution expense also increased due to a 70.4%, or $11.8 million, increase in sales from Cardpool (included in Product sales) and a $6.8 million increase in marketing revenue (with offsetting expense in Sales and marketing), partially offset by a $6.1 million decrease in other product sales.
International Retail
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International Retail segment for the 12 weeks ended June 20, 2015 and June 14, 2014.

	12 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$88,155	$64,303	$23,852	37.1%
Partner distribution expense	55,997	41,150	14,847	36.1%
Operating revenues net of Partner distribution expense	$32,158	$23,153	$9,005	38.9%
Transaction dollar volume	$660,084	$532,138	$127,946	24.0%
Prepaid and processing revenues as a percentage of transaction dollar volume	11.0%	10.8%	0.2%	1.9%
Partner distribution expense as a percentage of prepaid and processing revenues	78.5%	74.4%	4.1%	5.5%
Our Operating revenues, net of Partner distribution expense increased primarily due to the increase in our Transaction dollar volume and an increase in Prepaid and processing revenue as a percentage of transaction dollar volume, partially offset by an increase in Partner distribution expense as a percentage of prepaid and processing revenue:

•
Transaction dollar volume—Increased primarily due to sales through our sub-distributor relationships in Japan, South Korea and Singapore which was partially offset by decreases in sales through our sub-distributor relationship in South Africa. Transaction dollar volume also increased due to increases in Germany and Mexico. Additionally, transaction dollar volume was negatively impacted by changes in foreign exchange rates. On a constant currency basis, transaction dollar volume increased 45.5%.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Increased due to an increase in the proportion of products sold through sub-distributor relationships, which sell a mix of products with higher content provider commissions than our retail distribution partners.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased due to increases in the proportion of our products sold through sub-distributor relationships for which we share a substantially larger portion of our commissions and fees revenue, but also incur minimal other operating expenses. This increase was also driven by an increase in noncash mark-to-market and warrant amortization expense of $0.8 million, or 1.4% of prepaid and processing revenues.

Our Operating revenues and Operating revenues net of Partner distribution expense also increased due to a $8.1 million increase in marketing revenues.

Incentives & Rewards
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 12 weeks ended June 20, 2015 and June 14, 2014.

	12 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$38,959	$13,254	$25,705	193.9%
Partner distribution expense	3,436	2,235	1,201	53.7%
Operating revenues net of Partner distribution expense	$35,523	$11,019	$24,504	222.4%
Transaction dollar volume	$415,662	$119,069	$296,593	249.1%
Prepaid and processing revenues as a percentage of transaction dollar volume	8.9%	11.1%	(2.2)%	(19.8)%
Partner distribution expense as a percentage of prepaid and processing revenues	9.3%	16.9%	(7.6)%	(45.0)%
Our Operating revenues, net of Partner distribution expense increased primarily due to the increase in our Transaction dollar volume, increase in Prepaid and processing revenue as a percentage of transaction dollar volume and a decrease in Partner distribution expense as a percentage of prepaid and processing revenue:

•	Transaction dollar volume—Increased due to increases in sales of prepaid products through InteliSpend and our acquisitions of Parago and CardLab in the second half of 2014.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased due to the retrospective contract amendment with our issuing bank for InteliSpend in the second quarter of 2014, reduced fees earned on certain incentive cards and an adjustment for fees related to prior periods that were paid to us by one of our issuing banks.

•
Partner distribution expense as a percentage of prepaid and processing revenue—Decreased due to a smaller proportion of transaction volume sold through business clients for which we recognize net pricing discounts as an expense.

Operating Expenses
The following table sets forth our consolidated operating expenses for the 12 weeks ended June 20, 2015 and June 14, 2014.

	12 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	176,987	148,428	28,559	19.2%
Processing and services	65,818	45,314	20,504	45.2%
Sales and marketing	63,106	41,374	21,732	52.5%
Costs of products sold	32,113	25,495	6,618	26.0%
General and administrative	21,302	10,934	10,368	94.8%
Transition and acquisition	641	32	609	1,903.1%
Amortization of acquisition intangibles	5,503	3,426	2,077	60.6%
Change in fair value of contingent consideration	(3,428)	—	(3,428)	N/M
Total operating expenses	$362,042	$275,003	$87,039	31.7%

Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
Processing and services expenses increased 45.2% primarily due to a 25% increase in Transaction count and an increase in the proportion of our program-managed Visa gift cards sold in our US Retail segment and open loop incentive cards sold in our Incentives & Rewards segment from our acquisitions of Parago and CardLab and growth of InteliSpend, which have higher Processing and services expense. As a result, processing and services increased as a percentage of Total operating revenues to 17.7% for the second quarter of 2015 from 16.0% for the second quarter of 2014. The $20.5 million increase includes increases of $8.0 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift, PayPower GPR and open loop incentive cards; $4.9 million for technology and operations personnel costs, including employee and contractor compensation, benefits and travel related costs; $4.9 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, hosting and connectivity, activation transaction processing and other equipment costs; and $2.7 million net increase in other costs.
Sales and Marketing
Sales and marketing expenses primarily increased due to a $17.9 million increase in program marketing and development expenses, most of which resulted from the $15.1 million increase in marketing revenue in Program, interchange, marketing and other fees. Sales and marketing expenses also increased due to a $3.6 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily from our acquisitions of Parago and CardLab.
Costs of Products Sold
Costs of products sold increased due to a $10.3 million increase in Cardpool costs, partially offset by a $3.7 million decrease in other costs. Costs of products sold decreased to 92.9% of product sales for the 12 weeks ended June 20, 2015 compared to 93.8% for the 12 weeks ended June 14, 2014 primarily due to an increase in the gross margin percentage for Cardpool, partially offset by a decrease in gross margin for telecom handsets.
General and Administrative
General and administrative expenses increased primarily due to a $4.7 million increase in personnel costs, including employee compensation, benefits and travel related costs, $3.9 million for the reversal of our patent litigation reserve for InComm which we recorded in the second quarter of 2014 and $1.8 million increase in other net costs. The increase in personnel costs includes an increase of $2.7 million for stock-based compensation expense, reflecting increased equity awards granted as well as the impact of accelerated expense recognition for the retirement provision for awards granted during 2015 (see Note 7—Stock Based Compensation in the notes to our condensed consolidated financial statements).
Amortization of Acquisition Intangibles
Amortization expense for the second quarter of 2015 increased due to the inclusion of the amortization of intangibles from Parago, CardLab and Incentec, partially offset by lower amortization from InteliSpend due to the amortization of its intangible assets on an accelerated basis.
Change in Fair Value of Contingent Consideration
The decrease in the estimated fair value of contingent consideration for the second quarter of 2015 relates to our CardLab contingent consideration liability, reflecting the projected failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period (see Note 4—Fair Value Measurements in the notes to our condensed consolidated financial statements).

Other Income (Expense) and Income Tax Expense
The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 12 weeks ended June 20, 2015 and June 14, 2014.

	12 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$284	$353	$(69)	(19.5)%
Interest expense	(2,578)	(956)	(1,622)	169.7%
Total other income (expense)	$(2,294)	$(603)	$(1,691)	280.4%
INCOME TAX EXPENSE	$5,105	$3,275	$1,830	55.9%
EFFECTIVE TAX RATE	64.5%	39.3%	25.2%
Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments as well as foreign currency transaction gains and losses and other non-operating gains and losses. Interest expense includes interest charged under our Credit Agreement, which we entered into during the second quarter of 2014, and the amortization of deferred financing costs and the discount on our term loan from our Credit Agreement. Interest expense increased due to higher amounts of outstanding debt in the second quarter of 2015 resulting from increases in our note payable during the fourth quarter of 2014 and higher use of our revolving line of credit.
Income Tax Expense
Our effective rates were 64.5% and 39.3% for the second quarter of 2015 and 2014, respectively. The effective rate for the second quarter of 2015 was higher due to a net reduction in the value of our deferred tax assets from changes in certain state tax apportionment laws (which resulted in a lower blended rate applicable to the deferred tax assets), partially offset by nontaxable income from the noncash credit for the change in fair value of contingent consideration.

Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our Offering. These noncash items also include the amortization of intangible assets from business combinations which have no cash tax impact from the offsetting amortization of deferred tax liabilities but may impact our effective tax rate due to jurisdictional mix. Additionally, changes in tax laws may significantly adjust the value of our deferred tax assets that we recognized for our step-up in basis, and we recognize such adjustments in the quarter the tax law changes, even though the impact on our cash flows is amortized over 15 years. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for the 12 weeks ended June 20, 2015 and June 14, 2014, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable items, nondeductible items, other noncash items and changes in the value of our deferred tax assets for step-up in basis that we do not consider indicative of our core operating performance within the period presented. We view our Adjusted effective income tax rate based on Adjusted tax expense before cash tax benefits since these cash tax benefits are not indicative of our underlying effective tax rate. Please see "—Liquidity and Capital Resources—Cash Flows from Operating Activities" and Note 9—Income Taxes in our condensed consolidated financial statements for additional information.

	12 weeks ended
	June 20, 2015	June 14, 2014
	(in thousands, except percentages)
Income before income tax expense	$7,912	$8,338
Income tax expense	$5,105	$3,275
Effective income tax rate	64.5%	39.3%
Adjusted income before income tax expense	$18,763	$14,771
Adjusted income tax expense before realization of cash tax benefits	$7,066	$5,623
Adjusted effective income tax rate	37.7%	38.1%
Our Adjusted effective income tax rates were 37.7% and 38.1% for the second quarter of 2015 and 2014, respectively. Our Adjusted effective income tax rate was lower due to benefit from foreign rate differential resulting from jurisdictional mix of pre-tax income and lower amounts of non-deductible executive compensation, which collectively decreased our Adjusted effective income tax rate by 0.7%. The lower Adjusted effective income tax rate for the second quarter of 2015 was partially offset by certain discrete tax expenses related to repatriation of foreign earnings, net of benefit from lower operating losses of certain foreign subsidiaries for which we do not recognize an income tax benefit, which are expected to have an immaterial impact on our annual Adjusted effective income tax rate.

Comparison of the 24 Weeks Ended June 20, 2015 and June 14, 2014.
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 24-week periods ended June 20, 2015 and June 14, 2014.
The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income for the 24 weeks ended June 20, 2015 and June 14, 2014.

	24 Weeks Ended June 20, 2015	% of Total Operating Revenues	24 Weeks Ended June 14, 2014	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$477,847	69.1%	$394,436	76.3%
Program, interchange, marketing and other fees	153,327	22.2%	76,086	14.7%
Product sales	60,805	8.8%	46,537	9.0%
Total operating revenues	691,979	100.0%	517,059	100.0%
OPERATING EXPENSES:
Partner distribution expense	332,341	48.0%	272,735	52.7%
Processing and services	130,026	18.8%	86,939	16.8%
Sales and marketing	106,699	15.4%	74,452	14.4%
Costs of products sold	57,016	8.2%	44,799	8.7%
General and administrative	40,050	5.8%	25,537	4.9%
Transition and acquisition	816	0.1%	34	—%
Amortization of acquisition intangibles	11,477	1.7%	7,835	1.5%
Change in fair value of contingent consideration	(7,567)	(1.1)%	—	—%
Total operating expenses	670,858	96.9%	512,331	99.1%
OPERATING INCOME	21,121	3.1%	4,728	0.9%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(517)	(0.1)%	(56)	—%
Interest expense	(5,335)	(0.8)%	(1,001)	—%
INCOME BEFORE INCOME TAX EXPENSE	15,269	2.2%	3,671	0.7%
INCOME TAX EXPENSE	7,725	1.1%	1,492	0.3%
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	7,544	1.1%	2,179	0.4%
Net loss attributable to non-controlling interests, net of tax	66	—%	96	—%
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$7,610	1.1%	$2,275	0.4%
Although our Chief Operating Decision Maker (CODM) reviews information regarding segment profit for our three reportable segments of US Retail, International Retail and Incentives & Rewards, segment profit for US Retail excludes certain sales, marketing and operations personnel costs used by that segment in generating revenues, whereas such costs are included in segment profit for International Retail and Rewards & Incentives. Additionally, US Retail and International Retail utilize shared costs for technology personnel and related depreciation and amortization of developed technology and related hardware, which we do not include in the determination of segment profit, but we do include such costs in the determination of segment income for Incentives & Rewards (see Note 11—Segment Reporting for additional information). Accordingly, in the following detailed discussions of our operating results, we discuss Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for our three reportable segments and discuss our remaining operating expenses at the consolidated level.

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following table sets forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 24 weeks ended June 20, 2015 and June 14, 2014.

	24 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$477,847	$394,436	$83,411	21.1%
Program, interchange, marketing and other fees	153,327	76,086	77,241	101.5%
Product sales	60,805	46,537	14,268	30.7%
Total operating revenues	$691,979	$517,059	$174,920	33.8%
Partner distribution expense	332,341	272,735	59,606	21.9%
Operating revenues, net of Partner distribution expense	$359,638	$244,324	$115,314	47.2%
US Retail Segment
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our US Retail segment for the 24 weeks ended June 20, 2015 and June 14, 2014.

	24 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$445,043	$367,713	$77,330	21.0%
Partner distribution expense	211,738	186,791	24,947	13.4%
Operating revenues, net of Partner distribution expense	$233,305	$180,922	$52,383	29.0%
Transaction dollar volume	$4,269,865	$3,528,558	$741,307	21.0%
Prepaid and processing revenues as a percentage of transaction dollar volume	8.6%	9.0%	(0.4)%	(4.4)%
Partner distribution expense as a percentage of prepaid and processing revenues	57.5%	59.1%	(1.6)%	(2.7)%
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

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased due to increases in the proportion of program-managed Visa gift products sold and a decrease in prepaid and processing revenues as a percentage of transaction dollar volume for open loop gift products sold. The total of the consumer purchase fees and resulting program management fees, interchange and other fees that we earn from our program management services to issuing banks on these products (collectively, program revenues, presented in Program, interchange, marketing and other fees) is less than the average content provider commissions we receive on the sale of closed loop gift and telecom products. Additionally, the expanded availability of variable load Visa gift products decreased the prepaid and processing revenue rate in 2015 as these products have a fixed consumer fee and higher average transaction values.

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

Our Operating revenues and Operating revenues, net of Partner distribution expense also increased due to a 61.2%, or $19.3 million, increase in sales from Cardpool (included in Product sales) and a $10.7 million increase in marketing revenue (with offsetting expense in Sales and marketing), with minimal impact from other product sales.
International Retail
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International Retail segment for the 24 weeks ended June 20, 2015 and June 14, 2014.

	24 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$167,578	$126,807	$40,771	32.2%
Partner distribution expense	112,606	82,562	30,044	36.4%
Operating revenues net of Partner distribution expense	$54,972	$44,245	$10,727	24.2%
Transaction dollar volume	$1,304,802	$1,032,185	$272,617	26.4%
Prepaid and processing revenues as a percentage of transaction dollar volume	11.0%	10.8%	0.2%	1.9%
Partner distribution expense as a percentage of prepaid and processing revenues	78.5%	74.4%	4.1%	5.5%
Our Operating revenues, net of Partner distribution expense increased primarily due to the increase in our Transaction dollar volume and an increase in Prepaid and processing revenue as a percentage of transaction dollar volume, partially offset by an increase in Partner distribution expense as a percentage of prepaid and processing revenue:

•
Transaction dollar volume—Increased primarily due to sales through our sub-distributor relationships in Japan, South Korea and Singapore which was partially offset by decreases in sales through our sub-distributor relationship in South Africa. Transaction dollar volume also increased due to increases in Germany, Mexico and the UK, partially offset by a decrease in Australia. Additionally, transaction dollar volume was negatively impacted by changes in foreign exchange rates. On a constant currency basis, transaction dollar volume increased 47.1%.

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

Our Operating revenues and Operating revenues net of Partner distribution expense also increased due to a $10.4 million increase in marketing revenues, largely offset by a $2.1 million decrease in card production sales.

Incentives & Rewards
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 24 weeks ended June 20, 2015 and June 14, 2014.

	24 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$79,358	$22,539	$56,819	252.1%
Partner distribution expense	7,997	3,382	4,615	136.5%
Operating revenues net of Partner distribution expense	$71,361	$19,157	$52,204	272.5%
Transaction dollar volume	$917,857	$246,617	$671,240	272.2%
Prepaid and processing revenues as a percentage of transaction dollar volume	8.4%	9.1%	(0.7)%	(7.7)%
Partner distribution expense as a percentage of prepaid and processing revenues	10.4%	15.0%	(4.6)%	(30.7)%
Our Operating revenues, net of Partner distribution expense increased primarily due to the increase in our Transaction dollar volume, increase in Prepaid and processing revenue as a percentage of transaction dollar volume and a decrease in Partner distribution expense as a percentage of prepaid and processing revenue:

•	Transaction dollar volume—Increased due to increases in sales of prepaid products through InteliSpend and our acquisitions of Parago and CardLab in the second half 2014.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased due to reduced fees earned on certain incentive cards and an adjustment for fees related to prior periods that were paid to us by one of our issuing banks

•
Partner distribution expense as a percentage of prepaid and processing revenue—Decreased due to a smaller proportion of transaction volume sold through business clients for which we recognize net pricing discounts as an expense.

Operating Expenses
The following table sets forth our consolidated operating expenses for the 24 weeks ended June 20, 2015 and June 14, 2014.

	24 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	332,341	272,735	59,606	21.9%
Processing and services	130,026	86,939	43,087	49.6%
Sales and marketing	106,699	74,452	32,247	43.3%
Costs of products sold	57,016	44,799	12,217	27.3%
General and administrative	40,050	25,537	14,513	56.8%
Transition and acquisition	816	34	782	2,300.0%
Amortization of acquisition intangibles	11,477	7,835	3,642	46.5%
Change in fair value of contingent consideration	(7,567)	—	(7,567)	N/M
Total operating expenses	$670,858	$512,331	$158,527	30.9%

Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
Processing and services expenses increased 49.6% primarily due to a 29.4% increase in Transaction count and an increase in the proportion of our program-managed Visa gift in our US Retail segment and open loop incentive cards sold in our Incentives & Rewards segment from our acquisitions of Parago and CardLab and growth of InteliSpend, which have higher Processing and services expense. As a result, processing and services increased as a percentage of Total operating revenues to 18.8% for the first 24 weeks of 2015 from 16.8% for the first 24 weeks of 2014. The $43.1 million increase includes increases of $17.7 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift, PayPower GPR and open loop incentive cards; $10.3 million for technology and operations personnel costs, including employee and contractor compensation, benefits and travel related costs; $8.8 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, hosting and connectivity, activation transaction processing and other equipment costs; and $6.3 million net increase in other costs.
Sales and Marketing
Sales and marketing expenses primarily increased due to a $24.5 million increase in program marketing and development expenses, which resulted from the $21.6 million increase in marketing revenue in Program, interchange, marketing and other fees. Sales and marketing expenses also increased due to a $6.9 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily from our acquisitions of Parago and CardLab, and a $0.8 million net increase in other costs.
Costs of Products Sold
Costs of products sold increased due to a $16.3 million increase in Cardpool costs, partially offset by a $4.1 million decrease in other costs. Costs of products sold decreased to 93.8% of product sales for the first 24 weeks of 2015 compared to 96.3% for the first 24 weeks of 2014 primarily due to an increase in the gross margin percentage for Cardpool, partially offset by a decrease in gross margin for telecom handsets.
General and Administrative
General and administrative expenses increased primarily due to a $8.6 million increase in personnel costs, including employee compensation, benefits and travel related costs, $3.9 million for the reversal of our patent litigation reserve for InComm which we recorded in the second quarter of 2014 and $2.0 million increase in other net costs. The increase in personnel costs includes an increase of $3.7 million for stock-based compensation expense, reflecting increased equity awards granted as well as the impact of accelerated expense recognition for the retirement provision for awards granted during 2015 (see Note 7—Stock Based Compensation in the notes to our condensed consolidated financial statements).
Amortization of Acquisition Intangibles
Amortization expense for the first 24 weeks of 2015 increased due to inclusion of amortization of intangibles from Parago, CardLab and Incentec, partially offset by lower amortization from InteliSpend due to the amortization of its intangible assets on an accelerated basis.
Change in Fair Value of Contingent Consideration
The decrease in the estimated fair value of contingent consideration for the first 24 weeks of 2015 relates to our CardLab contingent consideration liability, reflecting the projected failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period (see Note 4—Fair Value Measurements in the notes to our condensed consolidated financial statements).

Other Income (Expense) and Income Tax Expense
The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates for the 24 weeks ended June 20, 2015 and June 14, 2014.

	24 weeks ended
	June 20, 2015	June 14, 2014	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$(517)	$(56)	$(461)	823.2%
Interest expense	(5,335)	(1,001)	(4,334)	433.0%
Total other income (expense)	$(5,852)	$(1,057)	$(4,795)	453.6%
INCOME TAX EXPENSE	$7,725	$1,492	$6,233	417.8%
EFFECTIVE TAX RATE	50.6%	40.6%	10.0%
Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments as well as foreign currency transaction gains and losses and other non-operating gains and losses. Interest expense includes interest charged under our Credit Agreement, which we entered into during the second quarter of 2014, and the amortization of deferred financing costs and the discount on our term loan from our Credit Agreement. Interest expense increased during the first 24 weeks of 2015 since we had only minimal amounts of interest expense in the first quarter of 2014 from our revolving line of credit with Safeway (which we terminated upon entering into our Credit Agreement) and due to increases in our note payable during the fourth quarter of 2014 and higher use of our revolving line of credit.
Income Tax Expense
Our effective rates were 50.6% and 40.6% for the first 24 weeks of 2015 and 2014, respectively. The effective rate for the first 24 weeks of 2015 was higher due to a net reduction in the value of our deferred tax assets from changes in certain state tax apportionment laws (which resulted in a lower blended rate applicable to the deferred tax assets), partially offset by nontaxable income from the noncash credit for the change in fair value of contingent consideration.

Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our Offering. These noncash items also include the amortization of intangible assets from business combinations which have no cash tax impact from the offsetting amortization of deferred tax liabilities but may impact our effective tax rate due to jurisdictional mix. Additionally, changes in tax laws may significantly adjust the value of our deferred tax assets that we recognized for our step-up in basis, and we recognize such adjustments in the quarter the tax law changes, even though the impact on our cash flows is amortized over 15 years. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for the first 24 weeks of 2015 and 2014, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable items, nondeductible items, other noncash items and changes in the value of our deferred tax assets for step-up in basis that we do not consider indicative of our core operating performance within the period presented. We view our Adjusted effective income tax rate based on Adjusted tax expense before cash tax benefits since these cash tax benefits are not indicative of our underlying effective tax rate. Please see "—Liquidity and Capital Resources—Cash Flows from Operating Activities" and Note 9—Income Taxes in our condensed consolidated financial statements for additional information.

	24 weeks ended
	June 20, 2015	June 14, 2014
	(in thousands, except percentages)
Income before income tax expense	$15,269	$3,671
Income tax expense	$7,725	$1,492
Effective income tax rate	50.6%	40.6%
Adjusted income before income tax expense	$33,969	$20,883
Adjusted income tax expense before realization of cash tax benefits	$12,607	$7,974
Adjusted effective income tax rate	37.1%	38.2%
Our Adjusted effective income tax rates were 37.1% and 38.2% for the first 24 weeks of 2015 and 2014, respectively. Our Adjusted effective income tax rate was lower due to benefit from foreign rate differential resulting from jurisdictional mix of pre-tax income and lower amounts of non-deductible executive compensation, which collectively decreased our Adjusted effective income tax rate by 0.7%. The lower Adjusted effective income tax rate for the first 24 weeks of 2015 was partially offset by certain discrete tax expenses related to repatriation of foreign earnings, net of benefit from lower operating losses of certain foreign subsidiaries for which we do not recognize an income tax benefit, which will have an immaterial impact on our annual Adjusted effective income tax rate.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 24 weeks ended June 20, 2015 and June 14, 2014.

	24 weeks ended
	June 20, 2015	June 14, 2014
	(in thousands)
Net cash used in operating activities	$(599,695)	$(411,377)
Net cash used in investing activities	(23,811)	(15,690)
Net cash provided by (used in) financing activities	(6,536)	176,498
Effect of exchange rate changes on cash and cash equivalents	(4,840)	(84)
Net decrease in cash and cash equivalents	$(634,882)	$(250,653)
Adjusted Net Cash Used in Operating Activities and Free Cash Flow
Adjusted net cash used in operating activities is calculated as the net cash used in operating activities adjusted to exclude the impact from changes in Settlement receivables, Settlement payables and Consumer and customer deposits. Free cash flow is calculated as Adjusted net cash used by operating activities, less Expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses is therefore excluded from our calculations of Adjusted net cash used in operating activities and Free cash flow. Additionally, we receive funds from consumers or business clients for prepaid products that we issue or hold on their behalf prior to the issuance of prepaid products. We also view this cash flow as temporary and not available for other uses and therefore exclude it from our calculations of Adjusted net cash used in operating activities and Free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from these settlement activities, which we believe is useful to understanding our business and assessing our ability to fund our capital expenditures and repay amounts borrowed under our term loan. We may use our Free cash flow for, among other things, making investment decisions and managing our capital structure. Please see “—Cash Flows from Operating Activities” for additional analysis of Adjusted net cash flows used in operating activities. The following table sets forth the calculations of our Adjusted net cash flow used in operating activities and Free cash flow for the 24 weeks ended June 20, 2015 and June 14, 2014.

	24 weeks ended
	June 20, 2015	June 14, 2014
	(in thousands)
Net cash used in operating activities	$(599,695)	$(411,377)
Changes in settlement payables and consumer and customer deposits, net of settlement receivables	633,508	409,666
Adjusted net cash provided by (used in) operating activities (1)	33,813	(1,711)
Expenditures for property, equipment and technology	(25,622)	(18,241)
Free cash flow (1)	$8,191	$(19,952)

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

Cash Flows from Operating Activities
Our use of cash for Adjusted net cash used in operating activities, which removes the impact on operating cash flow from the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits, increased to a source of cash of $33.8 million in the first 24 weeks of 2015 from a use of cash of $1.7 million in the first 24 weeks of 2014 . This $35.5 million source of cash reflects a 51.3%, or $20.5 million, increase in net income, adjusted for noncash reconciling items (excluding deferred income taxes), to $60.5 million from $40.0 million, reflecting our 47.2% increase in operating revenues, net of partner distribution expense, and increased leverage of personnel costs. Additionally, our use of cash for income tax activities (deferred income taxes, excess tax benefits and income taxes, net) decreased by $11.1 million to a use of cash of $3.3 million in the first 24 weeks of 2015 from $14.4 million in the first 24 weeks of 2014, which primarily reflects a decrease in our income tax payments of $8.1 million from $14.5 million to $6.4 million, primarily as a result of our Section 336(e) Election (see Note 9—Income Taxes for additional information).
Cash Flows from Investing Activities
The net cash used in investing activities for the first 24 weeks of 2015 totaled $23.8 million, which included $25.6 million for expenditures for property, equipment and technology, partially offset by $1.8 million for the change in restricted cash which was used to pay our CardLab contingent consideration liability. The net cash used in investing activities for the first 24 weeks of 2014 totaled $15.7 million, which included expenditures for property, equipment and technology of $18.2 million, offset by a net receipt of $2.6 million for the purchase price adjustments related to our acquisitions of Retailo and Intelispend.
Cash Flows from Financing Activities
The net cash used in financing activities for the first 24 weeks of 2015 totaled $6.5 million, including repayments of $11.3 million and $4.5 million for our bank note payable and notes payable to Safeway, respectively, as well as a payment of $1.8 million for our CardLab acquisition liability. These were offset by cash receipts of $11.2 million for net employee stock-related activity. The net cash provided by financing activities for the first 24 weeks of 2014 totaled $176.5 million, including $172.5 million from the issuance of our note payable, net of issuance costs, and $4.0 million for net employee stock-related activity.

Cash Repatriation
In the second quarter of 2015, we repatriated $13.9 million through dividends from our foreign subsidiaries and expect to repatriate $1.4 million in the third quarter of 2015 because it is tax efficient to do so as a result of our Section 336(e) Election and related elections related to our foreign subsidiaries. We continue to consider the remaining undistributed earnings as permanently reinvested.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 20, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 20, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In October 2014, we completed the acquisition of Parago, Inc. (Parago). We are in the process of integrating internal controls at Parago into our control structure. We consider the ongoing integration of Parago to represent a material change in our internal control over financial reporting. With the exception of this change, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 20, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. Following analysis, we believe that the suit is without merit and that the likelihood of loss is remote, and we intend to vigorously defend ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint. We believe that the amended complaint has no impact on our evaluation of the merits of this lawsuit. On July 7, 2015, we filed a motion to dismiss the case in its entirety.
ITEM 1A. RISK FACTORS
Our business is subject to many risks and uncertainties, which may materially and adversely affect our business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K and the risk factors set forth below, which supplement the risk factors previously disclosed. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Due to the conversion of our Class B common stock on May 21, 2015 into a single class of common stock, we are restating the risk factors included under the heading “Risks Related to Ownership of Our Common Stock” in our Annual Report on Form 10-K as follows.
Risks Related to Ownership of Our Common Stock
The market prices of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Factors that may contribute to fluctuations in the market prices of our common stock include:

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
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. The rules and regulations associated with being a public company also may make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept constraints on policy limits and coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We cannot provide any guarantee that there will not be material weaknesses or significant deficiencies in our internal controls. If our internal control over financial reporting is not effective, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations and lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NASDAQ Global Select Market, regulatory investigations, civil or criminal sanctions and class action litigation.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock. These provisions include, among others:

•	a classified board of directors with staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which may have an effect to prevent the minority stockholders from electing director candidates

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
We may need to raise additional funds to finance our future capital needs, including developing new products and technologies, operating expenses, and to make repayments under the Credit Agreement (e.g., the term loan facility is due and payable in 3 yearly installments beginning March 21, 2015, in the amounts of $11.25 million, $37.5 million and $56.25 million, respectively, with the remaining outstanding balance due on March 28, 2018). If our unrestricted cash and cash equivalents balances and any cash generated from operations are insufficient to meet our future cash needs, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things, issuing additional shares of our common stock or other equity securities or debt securities. If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. If we decide to issue debt securities, such securities may have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs and we may be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On May 6, 2015, we issued 301,662 shares of Class B common stock to one of our distribution partners as a result of its cashless exercise of an outstanding warrant originally issued on January 5, 2011. The issuance was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.
Issuer Purchases of Equity Securities
From March 29, 2015 through June 20, 2015, we received 204 shares of common stock in the administration of employee stock-based compensation plans.
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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: July 28, 2015

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	8-A12B/A	001-35882	3.1	May 13, 2015
4.1	Specimen Stock Certificate	8-A12B/A	001-35882	4.1	May 13, 2015
10.1	Non-Employee Director Compensation Program (Amended Effective as of May 26, 2015)					X
10.2	Blackhawk Network Holdings, Inc. Deferred Compensation Plan	8-K	001-35882	10.1	May 1, 2015
10.3	First Amendment to Blackhawk Network Holdings, Inc. 2013 Equity Incentive Award Plan	8-K	001-35882	10.1	May 22, 2015
10.4	Third Amendment to Credit Agreement dated as of June 19, 2015, by and among Blackhawk Network Holdings, Inc., as borrower, the financial institutions signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-35882	10.1	June 23, 2015
31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X