Form 10-K/A
period 2015-01-03
BLACKHAWK NETWORK HOLDINGS, INC
filed 2015-08-21
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED JANUARY 3, 2015
Explanatory Note to Amendment No. 1
Blackhawk Network Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No.1”) to its Annual Report on Form 10-K for the fiscal year ended January 3, 2015, originally filed with the Securities and Exchange Commission on March 4, 2015 (the “Original Form 10-K”), (i) to indicate on the cover page that the Company was a well-known seasoned issuer at the time of filing the Original Form 10-K; and (ii) to add the internal control over financial reporting language in the introductory portion of paragraph 4 and 4(b) of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which were inadvertently omitted from the 302 Certifications attached to the Original Form 10-K. Because no financial statements are contained within this Amendment No.1, paragraph 3 of the Section 302 Certifications has been omitted. The corrected 302 Certifications are attached to this Amendment No. l as Exhibits 31.1 and 31.2. The Company has not included as exhibits the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment No.1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. The filing of this Amendment No. 1 is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A list of exhibits filed with this Amendment No.1 is found in the Index to Exhibits immediately following the signature page of this Amendment No.1 and is incorporated into this Item 15 by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK NETWORK HOLDINGS, INC.

Date: August 21, 2015	By:	/s/ Jerry Ulrich
	Name:	Jerry Ulrich
	Title:	Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Duly Authorized Signatory)

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X