Form 10-Q/A
period 2015-03-28
BLACKHAWK NETWORK HOLDINGS, INC
filed 2015-08-21
CIK 1411488

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

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE FISCAL QUARTER ENDED MARCH 28, 2015
Explanatory Note to Amendment No. 1
Blackhawk Network Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No.1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015, originally filed with the Securities and Exchange Commission on May 5, 2015 (the “Original Form 10-Q”), solely to (i) add the internal control over financial reporting language in the introductory portion of paragraph 4 and 4(b) of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which were inadvertently omitted from the 302 Certifications attached to the Original Form 10-Q; and (ii) correct a typographic error in the certifications of its principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “Section 906 Certifications”). Because no financial statements are contained within this Amendment No.1, paragraph 3 of the Section 302 Certifications has been omitted. The corrected 302 Certifications are attached to this Amendment No. l as Exhibits 31.1 and 31.2 and the corrected 906 Certifications are attached to this Amendment No. 1 as Exhibits 32.1 and 32.2.
Except as described above, no other changes have been made to the Original Form 10-Q. Except as otherwise indicated herein, this Amendment No.1 continues to speak as of the date of the Original Form 10-Q, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q. The filing of this Amendment No. 1 is not an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 6. EXHIBITS
A list of exhibits filed with this Amendment No.1 is found in the Index to Exhibits immediately following the signature page of this Amendment No.1 and is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKHAWK NETWORK HOLDINGS, INC.

Date: August 21, 2015	By:	/s/ Jerry Ulrich
	Name:	Jerry Ulrich
	Title:	Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X
32.1†	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X
32.2†	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X

______________________

†
These certifications attached as Exhibits 32.1 and 32.2 to this report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this report), irrespective of any general incorporation language contained in such filing.