Form 10-Q/A
period 2015-06-20
BLACKHAWK NETWORK HOLDINGS, INC
filed 2015-08-21
CIK 1411488

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

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE FISCAL QUARTER ENDED JUNE 20, 2015
Explanatory Note to Amendment No. 1
Blackhawk Network Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No.1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 2015, originally filed with the Securities and Exchange Commission on July 29, 2015 (the “Original Form 10-Q”), solely to add the internal control over financial reporting language in the introductory portion of paragraph 4 and 4(b) of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which were inadvertently omitted from the 302 Certifications attached to the Original Form 10-Q. Because no financial statements are contained within this Amendment No.1, paragraph 3 of the Section 302 Certifications has been omitted. The corrected 302 Certifications are attached to this Amendment No. l as Exhibits 31.1 and 31.2. The Company has not included as exhibits the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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