Form 10-Q
period 2015-09-12
BLACKHAWK NETWORK HOLDINGS, INC
filed 2015-10-22
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 12, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 13, 2015, there were 54,641,000 shares of the Registrant’s common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 12, 2015	January 3, 2015	September 6, 2014
ASSETS
Current assets:
Cash and cash equivalents	$214,722	$911,615	$219,851
Restricted cash	43,043	5,000	5,000
Settlement receivables, net	240,273	526,587	272,912
Accounts receivable, net	188,912	181,431	125,976
Deferred income taxes	33,722	38,456	20,145
Other current assets	107,950	95,658	71,802
Total current assets	828,622	1,758,747	715,686
Property, equipment and technology, net	154,085	130,008	94,971
Intangible assets, net	230,213	170,957	84,973
Goodwill	382,803	331,265	162,373
Deferred income taxes	328,417	1,678	727
Other assets	78,294	93,086	86,590
TOTAL ASSETS	$2,002,434	$2,485,741	$1,145,320

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value) (Unaudited)
	September 12, 2015	January 3, 2015	September 6, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$469,590	$1,383,481	$472,629
Consumer and customer deposits	102,633	133,772	65,607
Accounts payable and accrued operating expenses	112,753	117,118	89,633
Deferred revenue	91,474	48,114	23,934
Note payable, current portion	37,378	11,211	8,708
Notes payable to Safeway	13,129	27,678	8,473
Bank line of credit	100,000	—	—
Other current liabilities	43,320	54,238	23,551
Total current liabilities	970,277	1,775,612	692,535
Deferred income taxes	15,590	45,375	23,312
Note payable	325,151	362,543	165,446
Other liabilities	4,867	14,432	20,325
Total liabilities	1,315,885	2,197,962	901,618
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 54,641, 53,505 and 52,975 shares outstanding, respectively	55	54	54
Additional paid-in capital	547,230	137,916	124,759
Accumulated other comprehensive loss	(31,535)	(19,470)	(7,556)
Retained earnings	166,370	162,439	119,730
Total Blackhawk Network Holdings, Inc. equity	682,120	280,939	236,987
Non-controlling interests	4,429	6,840	6,715
Total stockholders’ equity	686,549	287,779	243,702
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,002,434	$2,485,741	$1,145,320
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except for per share amounts)
(Unaudited)

	12 weeks ended		36 weeks ended
	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
OPERATING REVENUES:
Commissions and fees	$231,492	$201,888	$709,339	$596,324
Program, interchange, marketing and other fees	77,727	43,895	231,054	119,981
Product sales	43,446	23,244	104,251	69,781
Total operating revenues	352,665	269,027	1,044,644	786,086
OPERATING EXPENSES:
Partner distribution expense	161,852	142,542	494,193	415,277
Processing and services	68,246	46,715	198,272	133,654
Sales and marketing	49,954	36,668	156,653	111,120
Costs of products sold	40,577	21,946	97,593	66,745
General and administrative	22,136	16,163	62,186	41,700
Transition and acquisition	5,275	326	6,091	360
Amortization of acquisition intangibles	6,875	3,004	18,352	10,839
Change in fair value of contingent consideration	—	—	(7,567)	—
Total operating expenses	354,915	267,364	1,025,773	779,695
OPERATING INCOME (LOSS)	(2,250)	1,663	18,871	6,391
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(1,421)	182	(1,938)	126
Interest expense	(3,231)	(1,080)	(8,566)	(2,081)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(6,902)	765	8,367	4,436
INCOME TAX EXPENSE (BENEFIT)	(3,290)	352	4,435	1,844
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(3,612)	413	3,932	2,592
Loss (income) attributable to non-controlling interests, net of tax	(3)	142	63	238
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(3,615)	$555	$3,995	$2,830
EARNINGS (LOSS) PER SHARE:
Basic	$(0.07)	$0.01	$0.07	$0.05
Diluted	$(0.07)	$0.01	$0.07	$0.05
Weighted average shares outstanding—basic	54,467	52,609	53,941	52,450
Weighted average shares outstanding—diluted	54,467	54,304	55,994	54,035
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	12 weeks ended		36 weeks ended
	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$(3,612)	$413	$3,932	$2,592
Other comprehensive loss:
Currency translation adjustments	(7,104)	(4,163)	(12,386)	(4,682)
COMPREHENSIVE LOSS BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(10,716)	(3,750)	(8,454)	(2,090)
Comprehensive loss attributable to non-controlling interests (net of tax)	361	145	384	237
COMPREHENSIVE LOSS ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(10,355)	$(3,605)	$(8,070)	$(1,853)
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	36 weeks ended
	September 12, 2015	September 6, 2014
OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$3,932	$2,592
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	27,765	17,951
Amortization of intangibles	21,634	14,202
Amortization of program development costs	20,032	17,779
Employee stock-based compensation expense	19,856	9,769
Distribution partner mark-to-market expense	—	(88)
Change in fair value of contingent consideration	(7,567)	—
Reversal of reserve for patent litigation	—	(3,852)
Excess tax benefit from stock-based awards	(5,018)	(1,364)
Deferred income taxes	13,371	—
Other	5,496	3,852
Changes in operating assets and liabilities:
Settlement receivables	274,941	535,183
Settlement payables	(906,181)	(1,006,128)
Accounts receivable, current and long-term	(3,573)	8,721
Other current assets	(20,562)	1,450
Other assets	(9,996)	(21,466)
Consumer and customer deposits	(31,140)	6,542
Accounts payable and accrued operating expenses	(9,695)	(13,345)
Deferred revenue	(8,105)	(6,606)
Other current and long-term liabilities	4,385	(6,127)
Income taxes, net	(15,492)	(22,474)
Net cash used in operating activities	(625,917)	(463,409)
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(37,310)	(25,960)
Business acquisitions, net of cash acquired	(78,394)	(14,159)
Change in restricted cash	(38,043)	(5,000)
Other	(561)	—
Net cash used in investing activities	(154,308)	(45,119)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	36 weeks ended
	September 12, 2015	September 6, 2014
FINANCING ACTIVITIES:
Dividends paid	(65)	(75)
Payments for acquisition liability	(1,811)	—
Proceeds from issuance of note payable	—	175,000
Payments of financing costs	(724)	(2,451)
Repayment of note payable	(11,250)	—
Borrowings under revolving bank line of credit	1,536,083	—
Repayments on revolving bank line of credit	(1,436,083)	—
Proceeds from notes payable to Safeway	—	8,473
Repayment on notes payable to Safeway	(6,320)	—
Repayment of debt assumed in business acquisitions	—	(7,474)
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	8,055	5,895
Other stock-based compensation related	(610)	(659)
Excess tax benefit from stock-based awards	5,018	1,364
Other	(1,494)	(44)
Net cash provided by financing activities	90,799	180,029
Effect of exchange rate changes on cash and cash equivalents	(7,467)	(2,030)
Decrease in cash and cash equivalents	(696,893)	(330,529)
Cash and cash equivalents—beginning of period	911,615	550,380
Cash and cash equivalents—end of period	$214,722	$219,851

NONCASH FINANCING AND INVESTING ACTIVITIES
Net deferred tax assets recognized for tax basis step-up with offset to Additional paid-in capital (see Note 9—Income Taxes)	$366,306	$—
Note payable to Safeway contributed to Additional paid-in capital (see Note 9—Income Taxes)	$8,229	$—
Intangible assets recognized for warrants issued	$3,147	$—
Financing of business acquisition with contingent consideration	$—	$13,100
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
Conversion of Class B Common Stock
On May 21, 2015, following approval of our Board of Directors and stockholders, we amended our Certificate of Incorporation to eliminate our dual-class common stock structure by converting all outstanding shares of our Class B common stock into shares of Class A common stock on a one-for-one basis and renaming Class A common stock as common stock (collectively, the Conversion). As a result of the Conversion, we have retrospectively presented Class A and Class B common stock as common stock in our condensed consolidated financial statements and related notes for all periods presenting, including within earnings per share. This retrospective presentation had no impact on previously reported amounts of earnings per share as Class A and Class B common stock had equal rights to dividends as declared by our Board of Directors.
Basis of Presentation
The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. We have prepared our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to such rules and regulations. Accordingly, our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the SEC on March 4, 2015 (the Annual Report). We have prepared our condensed consolidated financial statements on the same basis as our annual audited consolidated financial statements and, in the opinion of management, have reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations for the interim periods presented. Our results for the interim periods are not necessarily reflective of the results to be expected for the year ending January 2, 2016 or for any other interim period or other future year. Our condensed consolidated balance sheet as of January 3, 2015, included herein was derived from our audited consolidated financial statements as of that date but does not include all disclosures required by GAAP for annual financial statements, including notes to the financial statements.
Our condensed consolidated financial statements include those of Blackhawk Network Holdings, Inc., a Delaware corporation, and its wholly- or majority-owned domestic and foreign subsidiaries. All intercompany transactions and balances among us and our subsidiaries have been eliminated in consolidation. Our condensed consolidated financial statements have been prepared as if we existed on a stand-alone basis separate from Safeway for the periods presented, but may not necessarily reflect the results of operations, financial position or cash flows that would have been achieved if we had existed on a stand-alone basis separate from Safeway during the periods presented.

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in the audited consolidated financial statements and related notes included in the Annual Report. As a result of our acquisition of Achievers Corp. and its subsidiaries, we provide below our revenue recognition policy with respect to its revenues.
Revenue Recognition—Achievers
Our Achievers business earns revenue from its business clients for use of our employee reward platform and redemption of employee rewards. We allocate the total consideration received from our business clients between these two elements based on their relative stand-alone fair value. We recognize revenue related to the software platform over the service period in Program, interchange, marketing and other, and we recognize revenue for the reward redemptions when the employee receives the reward. For the redemption of rewards, we evaluate whether we act as the principal or agent in providing the reward to the employee. We have concluded that we act as the principal for closed loop gift cards and merchandise rewards and present such revenue in Product sales and as the agent for open loop gift cards and present such revenue, net of the amounts paid to the supplier, in Program, interchange, marketing and other.
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
Recently Issued Accounting Pronouncements
In April 2015 and August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, respectively. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 provides the SEC’s guidance to permit an entity to present debt issuance costs related to line-of-credit arrangements as an asset on the balance sheet. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 on a retrospective basis. We do not expect the adoption of ASU 2015-03 and ASU 2015-15 to materially affect our consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure inventory, other than inventory accounted for under last-in, first-out method or retail inventory method, at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to materially affect our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) from annual and interim periods beginning after December 15, 2016 to December 15, 2017. As discussed in our Annual Report, management continues to evaluate the impact of ASU 2014-09.
In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, to record an acquisition-to-date adjustment, in the same period’s financial statements, for the effect on earnings of changes in depreciation, amortization, or other income and to disclose the amount of such adjustment that related to prior periods. ASU 2015-16 is effective prospectively for annual and interim periods beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-16 to materially affect our consolidated financial statements.
Reclassifications and Measurement Period Adjustment
In our condensed consolidated statements of income, we have reclassified amounts within operating expenses in the prior year period to conform with the current presentation, reclassifying compensation to our retail distribution partners from Sales and marketing to Partner distribution expense and presenting the components of Business acquisition expense (benefit) and amortization of acquisition intangibles as separate line items. In our condensed consolidated balance sheets, we have reclassified Deferred revenue as a separate line item from previously reported amounts in Other current liabilities and made the corresponding reclassification in our condensed consolidated statements of cash flows. We have also combined certain immaterial line items in our condensed consolidated statements of cash flows.
We have retrospectively adjusted our balance sheet as of September 6, 2014 from previously reported amounts for a measurement period adjustment to the initial purchase price allocation of CardLab by reducing our contingent consideration liability by $11.0 million, goodwill by $10.4 million and identifiable intangible and technology assets by $0.6 million.
2. Business Acquisitions
2015 Acquisition
On June 30, 2015, we acquired Achievers Corp. and its subsidiaries (collectively, Achievers), a leading provider of employee recognition and rewards solutions designed to help companies increase employee engagement primarily in the U.S. and Canada, for purchase consideration of $103.5 million in cash through a merger. The acquisition has allowed us to deliver expanded capabilities and products in the employee rewards market. We accounted for this acquisition as a business combination and have included its results of operations in our consolidated financial statements starting on the acquisition date.
The following table summarizes the initial purchase price allocation, and we may make adjustments to these amounts through the one year measurement period as we finalize information regarding our forecasts, valuation assumptions, income taxes and contingencies (in thousands):

Cash	$24,367
Assumed liabilities, net	(10,725)
Deferred revenue	(52,339)
Deferred income taxes	(12,698)
Identifiable technology and intangible assets	97,780
Goodwill	57,107
Total purchase consideration	$103,492
Deferred income taxes include $24.3 million of deferred tax assets for net operating loss carryforwards, partially offset by a reserve of $4.6 million, $31.5 million of deferred tax liabilities for nondeductible amortization of identifiable technology and intangible assets and $0.9 million for other deferred tax liabilities, net.

Goodwill includes the estimated value of the future cash flows from new customers and the value of the assembled workforce. Goodwill is not expected to be deductible for income tax purposes.
The follow table presents the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Customer relationships	$74,430	15 years
Backlog	6,410	4 years
Technology	16,940	6 years
Total identifiable technology and intangible assets	$97,780
Customer relationships represent the estimated fair value of the underlying relationships and agreements with Achievers’ business clients. Back-log represents the estimated fair value for committed spending from these clients. Technology represents the fair value of Achievers’ employee recognition and reward platform.
We valued customer relationships, back-log, and technology using the income approach. Significant assumptions include forecasts of revenues, costs of revenue and development costs and the estimated attrition rates for clients of 8%. We discounted the cash flows at various rates from 12.0% to 16.0%, reflecting the different risk profiles of the assets.
Acquisition-related costs totaled $0.9 million and $1.7 million for the 12 and 36 weeks ended September 12, 2015, respectively, which we present in Transition and acquisition expense. Additionally, we incurred $3.2 million of employee compensation costs for certain payments that were deducted from the sellers’ consideration under the terms of the merger agreement but which we reflect in our post-combination financial statements in Transition and acquisition expense.
The following table presents revenue and net income for Achievers for both the 12 weeks and 36 weeks ended September 12, 2015 included in our condensed consolidated statements of income (in thousands):

Total revenues	$9,415
Net loss attributable to Blackhawk Network Holdings, Inc.	(4,971)
The net loss excludes pre-tax revenue of $2.6 million resulting from the step down in basis of deferred revenue from its book value to its fair value (which were also excluded from total revenues). The net loss includes pre-tax charges of $3.2 million for the employee compensation charges described above and $1.7 million for the amortization of customer relationships and backlog (included in Amortization of acquisition intangibles). Collectively, these resulted in an after-tax net loss of $4.8 million.
The following pro forma financial information summarizes the combined results of operations of us and Achievers as though we had been combined as of the beginning of fiscal 2014 (in thousands):

	12 weeks ended		36 weeks ended
	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
Total revenues	$354,998	$280,056	$1,072,638	$814,768
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	616	(5,982)	(1,130)	(21,159)
Earnings (loss) per share—basic	$0.01	$(0.11)	$(0.02)	$(0.40)
Earnings (loss) per share—diluted	$0.01	$(0.11)	$(0.02)	$(0.40)
The pro forma financial information includes adjustments to reclassify acquisition-related costs and acquisition-related employee compensation costs (as discussed above) from the third quarter of 2015 to the first quarter of 2014, to amortize the identifiable technology and intangible assets starting at the beginning of 2014, to reflect the impact on revenue resulting from the step down in basis of deferred revenue from its book value to fair value as of the beginning of 2014 and to reflect incremental interest expense that we would have incurred under our Credit Agreement. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2014.

2014 Acquisitions
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
The following pro forma financial information summarizes the combined results of operations of us and Parago as though we had been combined as of the beginning of fiscal 2013 (in thousands):

	12 Weeks Ended September 6, 2014	36 Weeks Ended September 6, 2014
Total revenues	$296,589	$863,702
Net income attributable to Blackhawk Network Holdings, Inc.	1,967	3,830
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
During the third quarter of 2015, we made adjustments to the acquisition-date balances of deferred income taxes for CardLab, Incentec and Parago, which we acquired in 2014, with an offset to goodwill (see Note 6—Goodwill). We have finalized income tax balances related to our acquisitions of CardLab and Incentec, and the measurement periods for the acquisitions are closed. We have not finalized income tax balances and certain liabilities related to our acquisition of Parago in 2014, and the measurement period for such amounts remains open.
3. Financing
On June 19, 2015, we amended our credit agreement with a group of lenders led by Wells Fargo, NA (the Credit Agreement) to increase amounts available under our revolving credit facility by $50 million from $250 million to $300 million. Additionally, the amendment modified certain of our financial covenants under the Credit Agreement.

4. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair values of these assets and liabilities as of September 12, 2015, January 3, 2015 and September 6, 2014 (in thousands):

	September 12, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$5,070	$—	$—	$5,070
Liabilities
Contingent consideration	$—	$—	$—	$—

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$618,200	$—	$—	$618,200
Liabilities
Contingent consideration	$—	$—	$7,567	$7,567

	September 6, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$86,100	$—	$—	$86,100
Liabilities
Contingent consideration	$—	$—	$13,100	$13,100
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper.
In the 36 weeks ended September 12, 2015, there were no transfers between Level 1 and Level 2.
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

The changes in fair value of contingent consideration for the 36 weeks ended September 12, 2015 and September 6, 2014 are as follows (in thousands):

	September 12, 2015	September 6, 2014
Contingent Consideration
Balance – beginning of period	$7,567	$—
Issuance of contingent consideration for acquisition of CardLab	—	13,100
Decrease in fair value of contingent consideration	(7,567)	—
Balance – end of period	$—	$13,100
We present the decrease in the fair value of contingent consideration in Change in fair value of contingent consideration and as a non-cash adjustment to net income in our condensed consolidated statements of cash flows. The decrease primarily reflects changes in our estimates of amounts payable for and probability of achieving the relevant targets. As of September 12, 2015, we estimated the fair value of the remaining CardLab contingent consideration to be $0 although we are responsible for a payment of up to $46.5 million if the relevant targets are met. The decrease in fair value during the 36 weeks ended September 12, 2015 resulted from the projected failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period.
During the 36 weeks ended September 12, 2015, we paid $1.8 million resulting from the achievement of relevant targets during 2014, which we reflect as Payments for acquisition liability in our condensed consolidated statements of cash flows, with an offsetting inflow presented as Change in restricted cash as we had previously placed the funds in an escrow account.
5. Consolidated Financial Statement Details
Other Current Assets
Other current assets as of September 12, 2015, January 3, 2015 and September 6, 2014 consisted of the following (in thousands):

	September 12, 2015	January 3, 2015	September 6, 2014
Inventory	$51,588	$37,061	$37,634
Deferred expenses	10,854	16,339	6,970
Income tax receivables	20,632	30,997	14,292
Other	24,876	11,261	12,906
Total other current assets	$107,950	$95,658	$71,802
Other Assets
Other assets as of September 12, 2015, January 3, 2015 and September 6, 2014 consisted of the following (in thousands):

	September 12, 2015	January 3, 2015	September 6, 2014
Program development costs	$52,428	$59,889	$59,729
Other receivables	4,734	9,324	9,737
Income taxes receivable	6,368	6,368	6,376
Deferred financing costs	2,002	2,003	1,330
Other	12,762	15,502	9,418
Total other assets	$78,294	$93,086	$86,590

Other Current Liabilities
Other current liabilities as of September 12, 2015, January 3, 2015 and September 6, 2014 consisted of the following (in thousands):

	September 12, 2015	January 3, 2015	September 6, 2014
Income taxes payable	2,122	22,784	3,269
Payroll and related liabilities	23,103	24,131	15,398
Acquisition liability	607	1,811	2,140
Other payables and accrued liabilities	17,488	5,512	2,744
Total other current liabilities	$43,320	$54,238	$23,551
Acquisition liability represents the amounts due under our CardLab contingent liability at January 3, 2015.
Other Liabilities
Other liabilities as of September 12, 2015, January 3, 2015 and September 6, 2014 consisted of the following (in thousands):

	September 12, 2015	January 3, 2015	September 6, 2014
Acquisition liability	$—	$7,567	$10,960
Payable to content provider	825	2,476	6,555
Taxes payable	2,418	1,599	906
Deferred revenue and other liabilities	1,624	2,790	1,904
Total other liabilities	$4,867	$14,432	$20,325

The acquisition liability at September 12, 2015 and January 3, 2015 represents the estimated fair value of our CardLab contingent consideration liability (see Note 4—Fair Value Measurements).
6. Goodwill

We have assigned goodwill to our US Retail, International Retail and Incentives & Rewards segments. To date, we have not recorded any impairment charges against or disposed of any reporting units with goodwill. A summary of changes in goodwill during the 36 weeks ended September 12, 2015 is as follows (in thousands):

	September 12, 2015
	US Retail	International Retail	Incentives & Rewards	Total
Balance, beginning of year	$42,729	$32,150	$256,386	$331,265
Acquisition of Achievers	—	—	57,107	57,107
Measurement period adjustments	—	—	(2,770)	(2,770)
Foreign currency translation adjustments	—	(1,386)	(1,413)	(2,799)
Balance, end of period	$42,729	$30,764	$309,310	$382,803

7. Stock Based Compensation

During the 36 weeks ended September 12, 2015 our Board of Directors granted 928,561 restricted stock units, 197,300 performance stock units and 626,000 stock options at a weighted-average exercise price of $38.89 per share.
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
Total Employee Stock-Based Compensation
The following table presents total stock-based compensation expense according to the income statement line in our condensed consolidated statements of income (loss) for the 12 and 36 weeks ended September 12, 2015 and September 6, 2014 (in thousands):

	12 weeks ended		36 weeks ended
	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
Processing and services	$1,530	$917	$4,366	$2,291
Sales and marketing	2,038	1,194	5,523	3,274
Cost of products sold	13	18	25	43
General and administrative	3,536	1,550	9,942	4,161
Total stock-based compensation expense	$7,117	$3,679	$19,856	$9,769
8. Equity Awards Issued to Distribution Partners
In April 2015, in conjunction with extending our marketing and distribution services agreement with one of our retail distribution partners, we increased the shares issuable under the warrant from 383,748 to 550,000 at an exercise price of $16.30 per share. We capitalized the fair value of the incremental 166,252 shares issuable of $3.1 million as an intangible asset with an offset to Additional paid-in capital and amortize the intangible asset over the term of the extended marketing and distribution services agreement.

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

As a result of the completion of the Merger during the first quarter of 2015, we recorded deferred tax assets of $374.6 million as a result of our step up in tax basis, of which $366.3 million was offset to Additional paid-in capital and $8.2 million was reclassified from prepaid taxes related to tax payments previously remitted to certain states. We had received funding from Safeway for tax payments of $27.7 million to these states in exchange for notes payable to Safeway. As a result of the completion of the Merger, we reclassified prepaid taxes of $8.2 million to deferred tax assets, and the offsetting $8.2 million of notes payable to Safeway were contributed to Additional paid-in capital. During the second and third quarters of 2015, we repaid $6.3 million of our notes payable to Safeway since we had collected the related refunds from the states, and we will repay the outstanding notes payable balance as of September 12, 2015 of $13.1 million to Safeway, resulting from overpayments to those states, when we collect the related refunds from those states.
Additionally, during the first quarter of 2015, we recognized a reduction in deferred tax assets of $13.4 million resulting from the amortization of our tax basis step-up related to our 2014 tax year, with an offset to income taxes payable.
The following table presents the components of our deferred tax assets (liabilities) as of September 12, 2015 and January 3, 2015 (in thousands):

	September 12, 2015	January 3, 2015
Deferred tax assets:
Depreciation and amortization	$261,242	$—
Net operating loss carryforwards	54,048	33,128
Accrued expenses	10,651	8,736
Non-deductible reserves	1,852	6,617
Deferred revenue	11,982	11,739
Stock-based compensation	8,625	11,156
Other	926	931
Deferred tax assets	349,326	72,307
Valuation allowance	(1,393)	(1,633)
Total deferred tax assets	347,933	70,674
Deferred tax liabilities:
Depreciation and amortization	—	(75,915)
Prepaid expenses	(1,384)	—
Total deferred tax liabilities	(1,384)	(75,915)
Net deferred tax assets (liabilities)	$346,549	$(5,241)
Effective Tax Rates
Our effective tax rates were 47.7% and 46.0% for the 12 weeks ended September 12, 2015 and September 6, 2014, respectively, and 53.0% and 41.6% for the 36 weeks ended September 12, 2015 and September 6, 2014, respectively. The effective rate for the 12 weeks ended September 12, 2015 is reflective of pre-tax loss compared to pre-tax income in the 12 weeks ended September 6, 2014. The effective rate for the 12 weeks ended September 12, 2015 was higher due to a release of an income tax reserve due to lapse of statute of limitations (which resulted in an increase to the effective tax rate due to a loss for the quarter), partially offset by nontaxable income from the noncash credit for the change in fair value of contingent consideration. The effective rate for the 36 weeks ended September 12, 2015 was higher due to a net reduction in the value of our deferred tax assets from changes in certain state tax apportionment laws (which resulted in a lower blended rate applicable to the deferred tax assets), partially offset by nontaxable income from the noncash credit for the change in fair value of contingent consideration and release of an income tax reserve due to lapse of statute of limitations.

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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. Following analysis, we believe that the suit is without merit and that the likelihood of loss is remote, and we intend to vigorously defend ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint. We believe that the amended complaint has no impact on our evaluation of the merits of this lawsuit. On July 7, 2015, we filed a motion to dismiss the case in its entirety. All briefing has been completed and the motion is scheduled for hearing on November 4, 2015.
11. Noncontrolling interest
During the 12 weeks ended September 12, 2015, we purchased the outstanding noncontrolling interest from one of the subsidiaries of Retailo, which we had acquired in 2013, for $1.4 million, which we present as an outflow from financing activities in our condensed consolidated statements of cash flows. We recorded the excess of the carrying amount of $1.9 million over the purchase price as an increase to Additional paid-in capital in our condensed consolidated balance sheets.
12. Segment Reporting
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

We do not assess performance based on assets and do not provide information on the assets of our reportable segments to our Chief Operating Decision Maker (CODM). The key metrics used by our CODM to assess segment performance include Operating revenues, Operating revenues, net of Partner distribution expense and segment profit. Accordingly, we present only Total operating revenues, Operating revenues, net of Partner distribution expense and segment profit for our three reportable segments. We exclude from the determination of segment profit and report in Corporate and Unallocated: i) certain US operations, account management and marketing personnel who primarily support our US Retail segment (as these costs are not included in segment profit reviewed by the CODM), ii) the substantial majority of our technology personnel and related depreciation and amortization of technology and related hardware which support our US Retail and International Retail segments, iii) US accounting, finance, legal, human resources and other administrative functions which may support all segments and iv) noncash charges including amortization of acquisition intangibles, stock-based compensation and change in fair value of contingent consideration, as we do not include these costs in segment profit reviewed by our CODM. Segment profit for our International Retail segment includes all sales, marketing, operations, legal, accounting, finance and other administrative personnel in such international regions, and segment profit for our Incentives & Rewards segment includes all sales, marketing, technology, operations, legal, certain accounting, finance and other administrative personnel supporting that segment, as well as substantially all depreciation and amortization specifically related to that segment.
The following tables present the key metrics used by our CODM for the evaluation of segment performance and reconciliations to our consolidated financial statements (in thousands):

	12 weeks ended
	September 12, 2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$214,941	$83,671	$54,053	$—	$352,665
Partner distribution expense	101,890	56,972	2,990	—	161,852
Operating revenues, net of Partner distribution expense	113,051	26,699	51,063	—	190,813
Other operating expenses	69,877	22,751	46,674	53,761	193,063
Segment profit (loss) / Operating loss	$43,174	$3,948	$4,389	$(53,761)	(2,250)
Other income (expense)				(4,652)	(4,652)
Loss before income tax expense					$(6,902)

	12 weeks ended
	September 6, 2014
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$186,941	$69,174	$12,912	$—	$269,027
Partner distribution expense	93,443	47,095	2,004	—	142,542
Operating revenues, net of Partner distribution expense	93,498	22,079	10,908	—	126,485
Other operating expenses	58,475	19,048	9,485	37,814	124,822
Segment profit (loss) / Operating income	$35,023	$3,031	$1,423	$(37,814)	1,663
Other income (expense)				(898)	(898)
Income before income tax expense					$765

	36 weeks ended
	September 12, 2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$659,984	$251,249	$133,411	$—	$1,044,644
Partner distribution expense	313,628	169,578	10,987	—	494,193
Operating revenues, net of Partner distribution expense	346,356	81,671	122,424	—	550,451
Other operating expenses	209,856	73,665	110,462	137,597	531,580
Segment profit (loss) / Operating income	$136,500	$8,006	$11,962	$(137,597)	18,871
Other income (expense)				(10,504)	(10,504)
Income before income tax expense					$8,367

	36 weeks ended
	September 6, 2014
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$554,654	$195,981	$35,451	$—	$786,086
Partner distribution expense	280,234	129,657	5,386	—	415,277
Operating revenues, net of Partner distribution expense	274,420	66,324	30,065	—	370,809
Other operating expenses	169,220	61,101	26,763	107,334	364,418
Segment profit (loss) / Operating income	$105,200	$5,223	$3,302	$(107,334)	6,391
Other income (expense)				(1,955)	(1,955)
Income before income tax expense					$4,436
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
The following table provides reconciliations of net income and shares used in calculating basic EPS to those used in calculating diluted EPS (in thousands, except per share amounts):

	12 weeks ended
	September 12, 2015		September 6, 2014
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(3,615)	$(3,615)	$555	$555
Distributed and undistributed earnings allocated to participating securities	—	—	(1)	(1)
Net income (loss) attributable to common stockholders	$(3,615)	$(3,615)	$554	$554
Weighted-average common shares outstanding	54,467	54,467	52,609	52,609
Common share equivalents		—		1,695
Weighted-average shares outstanding		54,467		54,304
Earnings (loss) per share	$(0.07)	$(0.07)	$0.01	$0.01

	36 weeks ended
	September 12, 2015		September 6, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$3,995	$3,995	$2,830	$2,830
Distributed and undistributed earnings allocated to participating securities	(46)	(46)	(47)	(47)
Net income attributable to common stockholders	$3,949	$3,949	$2,783	$2,783
Weighted-average common shares outstanding	53,941	53,941	52,450	52,450
Common share equivalents		2,053		1,585
Weighted-average shares outstanding		55,994		54,035
Earnings per share	$0.07	$0.07	$0.05	$0.05
The weighted-average common shares outstanding for diluted EPS for the 12 weeks ended September 12, 2015 excluded approximately 5,020,000 potential common shares outstanding due to the net loss attributable to common shareholders. Also excluded were approximately 576,000 and 569,000 potential common stock outstanding for the 12 weeks ended September 12, 2015 and September 6, 2014, respectively and 555,000 and 488,000 potential common stock outstanding for the 36 weeks ended September 12, 2015 and September 6, 2014, respectively, because the effect would have been anti-dilutive. Potential common stock outstanding results in fewer common share equivalents as a result of the treasury stock method.
14. Subsequent Event
On September 14, 2015, we acquired the outstanding stock of Didix Gifting & Promotions B.V. and its subsidiaries (collectively, Didix) for total purchase consideration of €36.5 million in cash, which totaled $41.4 million based on the foreign currency rate at the acquisition date. Didix provides prepaid gift cards that can be redeemed at many merchants within a category such as dining or cinema. Didix currently offers its products in the Netherlands, Belgium, Germany and the UK. Didix also distributes third-party gift cards through retail distribution partners in the Netherlands. We will account for this acquisition as a business combination. We are still gathering information related to estimating the fair value of identifiable net tangible and intangible assets and therefore do not yet have sufficient information to provide our initial estimates. On September 11, 2015, we remitted a portion of cash for the acquisition to the notary and present such cash as Restricted cash in our condensed consolidated balance sheet and as Change in restricted cash in our condensed consolidated statements of cash flows. We incurred acquisition-related costs during the third quarter of 2015 of $0.5 million, which we present in Transition and acquisition expense.
Subsequent to September 12, 2015, we acquired a noncontrolling interest in an entity to distribute prepaid products in China.

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

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance for the 12 and 36 weeks ended September 12, 2015 and September 6, 2014:

	12 weeks ended		36 weeks ended
	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
	(in thousands, except percentages and per share amounts)
Transaction dollar volume	$3,167,719	$2,514,561	$9,660,243	$7,321,923
Prepaid and processing revenues	$292,908	$234,135	$881,281	$683,501
Prepaid and processing revenues as a % of transaction dollar volume	9.2%	9.3%	9.1%	9.3%
Partner distribution expense as a % of prepaid and processing revenues	55.3%	60.9%	56.1%	60.8%
Adjusted operating revenues (1)	$193,419	$125,392	$553,057	$370,809
Adjusted EBITDA (1)	$28,618	$14,714	$86,383	$48,225
Adjusted EBITDA margin (1)	14.8%	11.7%	15.6%	13.0%
Adjusted net income (1)	$19,780	$12,433	$59,824	$32,430
Adjusted diluted earnings per share (1)	$0.35	$0.23	$1.07	$0.60
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

Transaction Dollar Volume—Represents the total dollar amount of value loaded onto any of our prepaid products, rebates processed during the period and gross billings to Achievers’ business clients. The dollar amount and volume of card sales and rebates processed directly affect the amount of our revenues and direct costs. We measure and monitor Transaction dollar volume by retail distribution partner channel, content provider program and business client program. The significant growth in Transaction dollar volume over the past two years has been driven by the expansion of our distribution network, including the addition of new retail distribution partners and expansion into new countries; our acquisitions of InteliSpend and Retailo in 2013, Parago and CardLab in 2014 and Achievers in the third quarter of 2015; and increased consumer use of prepaid products, partly in response to retail distribution partner loyalty and incentive programs, as well as the expansion of product content and services we offer.
Prepaid and Processing Revenues as a Percentage of Transaction Dollar Volume—Represents the total amount of Commissions and fees and Program, interchange, marketing and other fees, adjusted to exclude marketing revenues from our content providers (that is, total revenues generated by our prepaid products and services) recognized during the period as a percentage of Transaction dollar volume for the same period. Our prepaid product revenues vary among our various product offerings: closed loop gift and prepaid telecom cards generate the highest rates due to the content provider commissions; open loop gift cards and incentive and reward products and services also generate high rates due to program management fees, interchange and other fees included in Program, interchange, marketing and other fees in addition to the consumer and client purchase fees included in Commissions and fees; financial services products generate the lowest rates due to higher average transaction values; for Achievers, the gross billings are recorded as deferred revenue and recognized as the services are delivered, and we only include the portion of revenue related to software in Program, interchange, marketing and other fees in this metric, as we present revenue from the redemption of employee rewards in Product sales. This metric helps us understand and manage overall margins from our product offerings.

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

•
in a business combination, a company records an adjustment to reduce the carrying value of deferred revenue to its fair value and reduces the company’s revenues from what it would have recorded otherwise, and as such we do not believe is indicative of our core operating performance;

•
non-cash equity grants made to employees and distribution partners at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and the related expenses are not key measures of our core operating performance;

•
in a business combination, a company may record certain payments to employees as compensation expense in its post-combination financial statements, and as such, to the extent that such payments were funded by the sellers, we do not believe that such compensation expense is indicative of our core operating performance;

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

Reconciliation of Non-GAAP Measures:
The following tables present a reconciliation of Commissions and fees and Program, interchange, marketing and other fees to Prepaid and processing revenues, a reconciliation of Total operating revenues to Adjusted operating revenues, a reconciliation of Net income to EBITDA and Adjusted EBITDA, a reconciliation of Operating income margin to Adjusted EBITDA margin, a reconciliation of Net income to Adjusted net income and a reconciliation of Diluted earnings per share to Adjusted diluted earnings per share, in each case reconciling the most comparable GAAP measure to the adjusted measure, for each of the periods indicated.

	12 weeks ended		36 weeks ended
	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
	(in thousands, except percentages and per share amounts)
Prepaid and processing revenues:
Commissions and fees	$231,492	$201,888	$709,339	$596,324
Program, interchange, marketing and other fees	77,727	43,895	231,054	119,981
Marketing revenue	(16,311)	(11,648)	(59,112)	(32,804)
Prepaid and processing revenues	$292,908	$234,135	$881,281	$683,501
Adjusted operating revenues:
Total operating revenues	$352,665	$269,027	$1,044,644	$786,086
Issuing bank contract amendments (a)	—	(1,093)	—	—
Revenue adjustment from purchase accounting (b)	2,606	—	2,606	—
Partner distribution expense	(161,852)	(142,542)	(494,193)	(415,277)
Adjusted operating revenues	$193,419	$125,392	$553,057	$370,809
Adjusted EBITDA:
Net income (loss) before allocation to non-controlling interests	$(3,612)	$413	$3,932	$2,592
Interest and other (income) expense, net	1,421	(182)	1,938	(126)
Interest expense	3,231	1,080	8,566	2,081
Income tax expense	(3,290)	352	4,435	1,844
Depreciation and amortization	17,927	10,465	49,399	32,153
EBITDA	15,677	12,128	68,270	38,544
Adjustments to EBITDA:
Employee stock-based compensation	7,117	3,679	19,856	9,769
Distribution partner mark-to-market expense (c)	—	—	—	(88)
Acquisition-related employee compensation (d)	3,218	—	3,218	—
Issuing bank contract amendments (a)	—	(1,093)	—	—
Revenue adjustment from purchase accounting (b)	2,606	—	2,606	—
Change in fair value of contingent consideration (e)	—	—	(7,567)	—
Adjusted EBITDA	$28,618	$14,714	$86,383	$48,225
Adjusted EBITDA margin:
Total operating revenues	$352,665	$269,027	$1,044,644	$786,086
Operating income (loss)	$(2,250)	$1,663	$18,871	$6,391
Operating margin	(0.6)%	0.6%	1.8%	0.8%
Adjusted operating revenues	$193,419	$125,392	$553,057	$370,809
Adjusted EBITDA	$28,618	$14,714	$86,383	$48,225
Adjusted EBITDA margin	14.8%	11.7%	15.6%	13.0%

	12 weeks ended		36 weeks ended
	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
	(in thousands except per share data)
Adjusted net income:
Income (loss) before income tax expense	$(6,902)	$765	$8,367	$4,436
Employee stock-based compensation	7,117	3,679	19,856	9,769
Distribution partner mark-to-market expense (c)	—	—	—	(88)
Acquisition-related employee compensation (d)	3,218	—	3,218	—
Issuing bank contract amendments (a)	—	(1,093)	—	—
Revenue adjustment from purchase accounting (b)	2,606	—	2,606	—
Change in fair value of contingent consideration (e)	—	—	(7,567)	—
Amortization of intangibles (f)	8,106	4,085	21,634	14,202
Adjusted income before income tax expense	14,145	7,436	48,114	28,319
Income tax expense (benefit)	(3,290)	352	4,435	1,844
Tax expense on adjustments (g)	7,743	2,538	12,625	9,020
Adjusted income tax expense before cash tax benefits	4,453	2,890	17,060	10,864
Reduction in cash taxes payable resulting from amortization of spin-off tax basis step-up (h)	(6,903)	(7,504)	(20,139)	(12,506)
Reduction in cash taxes payable from amortization of acquisition intangibles and utilization of acquired NOLs (i)	(3,188)	(241)	(8,568)	(2,231)
Adjusted income tax benefit	(5,638)	(4,855)	(11,647)	(3,873)
Adjusted net income before allocation to non-controlling interests	19,783	12,291	59,761	32,192
Net loss (income) attributable to non-controlling interests, net of tax	(3)	142	63	238
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$19,780	$12,433	$59,824	$32,430
Adjusted diluted earnings per share:
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(3,615)	$555	$3,995	$2,830
Distributed and undistributed earnings allocated to participating securities	—	(1)	(46)	(47)
Net income (loss) attributable to common shareholders	$(3,615)	$554	$3,949	$2,783
Diluted weighted-average shares outstanding	54,467	54,304	55,994	54,035
Diluted earnings (loss) per share	$(0.07)	$0.01	$0.07	$0.05
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$19,780	$12,433	$59,824	$32,430
Adjusted distributed and undistributed earnings allocated to participating securities	(40)	(31)	(182)	(47)
Adjusted net income available for common shareholders	$19,740	$12,402	$59,642	$32,383
Diluted weighted average shares outstanding	54,467	54,304	55,994	54,035
Increase in common share equivalents	2,006	—	—	—
Adjusted diluted weighted average shares outstanding	56,473	54,304	55,994	54,035
Adjusted diluted earnings per share	$0.35	$0.23	$1.07	$0.60
______________________

(a)
During the third quarter of 2014, we entered into a contractual amendment with an issuing bank that substituted a program management fee for card expiration fees for certain open-loop gift cards. A portion of the fees related to cards sold in prior periods. Adjusted operating revenues, Adjusted EBITDA and Adjusted net income for the 12 weeks ended September 6, 2014 have been adjusted to recognize the revenues as if the contract amendment had been in force at the beginning of the fiscal year.

(b)	Impact on revenues recognized resulting from the step down in basis of deferred revenue from its carrying value to fair value in a business combination at the acquisition date.

(c)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is vested.

(d)
Adjustment to remove acquisition-related compensation expense when such amounts represent a reduction of the purchase price paid to the sellers under the acquisition agreement but we recognize such payments as compensation expense under GAAP.

(e)	Adjustments to reflect a contingent business acquisition liability at its estimated fair value.

(f)
Non-cash expense resulting from the amortization of intangible assets, including distribution partner relationships resulting from the issuance of fully vested awards, recorded in Partner distribution expense and the amortization of intangible assets from business combination, recorded in Amortization of acquisition intangibles.

(g)
Assumes our statutory tax rate adjusted for certain amounts that are not deductible or taxable for tax purposes and removes the impact of income tax expense (benefit) for revaluation based on changes in tax laws of deferred tax assets resulting from our step up in basis for the Section 336(e) Election.

(h)
As a result of Safeway's merger with Albertsons and our and Safeway’s intended Section 336(e) Election, we recognized a deferred tax asset that we will amortize as a reduction of our taxes payable over 15 years. Under GAAP, we recognize current income tax expense or benefit related to the impact on deferred tax assets or liabilities due to changes in tax laws in the period in which the law changes. However, for the benefit related to our Section 336(e) Election, we recognize the impact of these changes in our fiscal fourth quarter if the impact to quarterly cash tax benefit is immaterial. See “—Liquidity and Capital Resources—Cash Flows from Operating Activities” and Note 9—Income Taxes in the notes to our condensed consolidated financial statements for additional information.

(i)
As a result of certain acquisitions, we acquired net operating loss carryforwards that we can use to reduce our income taxes payable. Additionally, for certain acquisitions, we may amortize intangible assets, including goodwill, for tax purposes to reduce income taxes payable.

Results of Operations
Comparison of the 12 and 36 Weeks Ended September 12, 2015 and September 6, 2014.
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week and 36-week periods ended September 12, 2015 and September 6, 2014 (the 12 weeks ended September 12, 2015 is referred to as the third quarter of 2015, the 36 weeks ended September 12, 2015 is referred to as the first 36 weeks of 2015, the 12 weeks ended September 6, 2014 is referred to as the third quarter of 2014, and the 36 weeks ended September 6, 2014 is referred to as the first 36 weeks of 2014).
The following tables set forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income (loss) for the 12-week and 36-week periods ended September 12, 2015 and September 6, 2014.

	12 Weeks Ended September 12, 2015	% of Total Operating Revenues	12 Weeks Ended September 6, 2014	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$231,492	65.6%	$201,888	75.0%
Program, interchange, marketing and other fees	77,727	22.0%	43,895	16.3%
Product sales	43,446	12.3%	23,244	8.6%
Total operating revenues	352,665	100.0%	269,027	100.0%
OPERATING EXPENSES:
Partner distribution expense	161,852	45.9%	142,542	53.0%
Processing and services	68,246	19.4%	46,715	17.4%
Sales and marketing	49,954	14.2%	36,668	13.6%
Costs of products sold	40,577	11.5%	21,946	8.2%
General and administrative	22,136	6.3%	16,163	6.0%
Transition and acquisition	5,275	1.5%	326	0.1%
Amortization of acquisition intangibles	6,875	1.9%	3,004	1.1%
Change in fair value of contingent consideration	—	—%	—	—%
Total operating expenses	354,915	100.6%	267,364	99.4%
OPERATING INCOME (LOSS)	(2,250)	(0.6)%	1,663	0.6%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(1,421)	(0.4)%	182	0.1%
Interest expense	(3,231)	(0.9)%	(1,080)	—%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(6,902)	(2.0)%	765	0.3%
INCOME TAX EXPENSE (BENEFIT)	(3,290)	(0.9)%	352	0.1%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(3,612)	(1.0)%	413	0.2%
Net loss (income) attributable to non-controlling interests, net of tax	(3)	—%	142	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(3,615)	(1.0)%	$555	0.2%

	36 Weeks Ended September 12, 2015	% of Total Operating Revenues	36 Weeks Ended September 6, 2014	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$709,339	67.9%	$596,324	75.9%
Program, interchange, marketing and other fees	231,054	22.1%	119,981	15.3%
Product sales	104,251	10.0%	69,781	8.9%
Total operating revenues	1,044,644	100.0%	786,086	100.0%
OPERATING EXPENSES:
Partner distribution expense	494,193	47.3%	415,277	52.8%
Processing and services	198,272	19.0%	133,654	17.0%
Sales and marketing	156,653	15.0%	111,120	14.1%
Costs of products sold	97,593	9.3%	66,745	8.5%
General and administrative	62,186	6.0%	41,700	5.3%
Transition and acquisition	6,091	0.6%	360	—%
Amortization of acquisition intangibles	18,352	1.8%	10,839	1.4%
Change in fair value of contingent consideration	(7,567)	(0.7)%	—	—%
Total operating expenses	1,025,773	98.2%	779,695	99.2%
OPERATING INCOME	18,871	1.8%	6,391	0.8%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(1,938)	(0.2)%	126	—%
Interest expense	(8,566)	(0.8)%	(2,081)	—%
INCOME BEFORE INCOME TAX EXPENSE	8,367	0.8%	4,436	0.6%
INCOME TAX EXPENSE	4,435	0.4%	1,844	0.2%
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	3,932	0.4%	2,592	0.3%
Net loss attributable to non-controlling interests, net of tax	63	—%	238	—%
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$3,995	0.4%	$2,830	0.4%
Although our Chief Operating Decision Maker (CODM) reviews information regarding segment profit for our three reportable segments of US Retail, International Retail and Incentives & Rewards, segment profit for US Retail excludes certain sales, marketing and operations personnel costs used by that segment in generating revenues, whereas such costs are included in segment profit for International Retail and Rewards & Incentives. Additionally, US Retail and International Retail utilize shared costs for technology personnel and related depreciation and amortization of developed technology and related hardware, which we do not include in the determination of segment profit, but we do include such costs in the determination of segment income for Incentives & Rewards (see Note 12—Segment Reporting for additional information). Accordingly, in the following detailed discussions of our operating results, we discuss Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for our three reportable segments and discuss our remaining operating expenses at the consolidated level.

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following tables set forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 12-week and 36-week periods ended September 12, 2015 and September 6, 2014.

	12 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$231,492	$201,888	$29,604	14.7%
Program, interchange, marketing and other fees	77,727	43,895	33,832	77.1%
Product sales	43,446	23,244	20,202	86.9%
Total operating revenues	$352,665	$269,027	$83,638	31.1%
Partner distribution expense	161,852	142,542	19,310	13.5%
Operating revenues, net of Partner distribution expense	$190,813	$126,485	$64,328	50.9%

	36 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$709,339	$596,324	$113,015	19.0%
Program, interchange, marketing and other fees	231,054	119,981	111,073	92.6%
Product sales	104,251	69,781	34,470	49.4%
Total operating revenues	$1,044,644	$786,086	$258,558	32.9%
Partner distribution expense	494,193	415,277	78,916	19.0%
Operating revenues, net of Partner distribution expense	$550,451	$370,809	$179,642	48.4%

US Retail Segment
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our US Retail segment for the 12-week and 36-week periods ended September 12, 2015 and September 6, 2014.

	12 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$214,941	$186,941	$28,000	15.0%
Partner distribution expense	101,890	93,443	8,447	9.0%
Operating revenues, net of Partner distribution expense	$113,051	$93,498	$19,553	20.9%
Transaction dollar volume	$2,040,745	$1,829,609	$211,136	11.5%
Prepaid and processing revenues as a percentage of transaction dollar volume	8.5%	8.6%	(0.1)%	(1.2)%
Partner distribution expense as a percentage of prepaid and processing revenues	58.6%	59.4%	(0.8)%	(1.3)%

	36 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$659,984	$554,654	$105,330	19.0%
Partner distribution expense	313,628	280,234	33,394	11.9%
Operating revenues, net of Partner distribution expense	$346,356	$274,420	$71,936	26.2%
Transaction dollar volume	$6,310,610	$5,358,167	$952,443	17.8%
Prepaid and processing revenues as a percentage of transaction dollar volume	8.6%	8.8%	(0.2)%	(2.3)%
Partner distribution expense as a percentage of prepaid and processing revenues	57.9%	59.2%	(1.3)%	(2.2)%
Our Operating revenues, net of partner distribution expense increased for both the third quarter and the first 36 weeks of 2015 primarily due to the increase in our Transaction dollar volume and decrease in Partner distribution expense as a percentage of prepaid and processing revenue, partially offset by a decrease in Prepaid and processing revenue as a percentage of transaction dollar volume:

•
Transaction dollar volume—Increased for both the third quarter and the first 36 weeks of 2015 due to higher sales of prepaid products through our retail distribution partner network from increased per-store productivity through most of our network and expansion of our retail network, as well as an increase in sales through our online distribution channel.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased for both the third quarter and the first 36 weeks of 2015 due to increases in the proportion of program-managed Visa gift products sold and a decrease in prepaid and processing revenue rate for open loop gift products sold. The total of the consumer purchase fees and resulting program management fees, interchange and other fees that we earn from our program management services to issuing banks on these products is less than the average content provider commissions we receive on the sale of closed loop gift and telecom products. Additionally, the expanded availability of variable load Visa gift products decreased the prepaid and processing revenue rate in 2015 as these products have a fixed consumer fee and higher average transaction values.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased for both the third quarter and the first 36 weeks of 2015 due to increases in the proportion of program-managed Visa gift products sold. We share a smaller portion of our total revenues with our retail distribution partners for our program-managed Visa gift products as compared to the portion of content provider commissions for closed loop and telecom products that we pay to our retail distribution partners as distribution partner commissions, mainly due to the higher processing and services expenses we incur related to these products.

Our Operating revenues and Operating revenues, net of Partner distribution expense increased for both the third quarter and the first 36 weeks of 2015 due to 66.8%, or $12.4 million and 63.3%, or $31.8 million, respectively, increases in sales from Cardpool (included in Product sales) and $0.1 million and $10.7 million, respectively, increases in marketing revenue (with offsetting expense in Sales and marketing), partially offset by $1.1 million and $6.0 million, respectively, decreases in other product sales.
International Retail
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International Retail segment for the 12-week and 36-week periods ended September 12, 2015 and September 6, 2014.

	12 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$83,671	$69,174	$14,497	21.0%
Partner distribution expense	56,972	47,095	9,877	21.0%
Operating revenues net of Partner distribution expense	$26,699	$22,079	$4,620	20.9%
Transaction dollar volume	$661,890	$571,654	$90,236	15.8%
Prepaid and processing revenues as a percentage of transaction dollar volume	11.2%	11.2%	—%	—%
Partner distribution expense as a percentage of prepaid and processing revenues	77.2%	73.7%	3.5%	4.7%

	36 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$251,249	$195,981	$55,268	28.2%
Partner distribution expense	169,578	129,657	39,921	30.8%
Operating revenues net of Partner distribution expense	$81,671	$66,324	$15,347	23.1%
Transaction dollar volume	$1,966,692	$1,603,839	$362,853	22.6%
Prepaid and processing revenues as a percentage of transaction dollar volume	11.1%	10.9%	0.2%	1.8%
Partner distribution expense as a percentage of prepaid and processing revenues	78.0%	74.1%	3.9%	5.3%
Our Operating revenues, net of Partner distribution expense increased for both the third quarter and the first 36 weeks of 2015 primarily due to the increase in our Transaction dollar volume and an increase in Prepaid and processing revenue as a percentage of transaction dollar volume, partially offset by an increase in Partner distribution expense as a percentage of prepaid and processing revenue:

•
Transaction dollar volume—Increased for both the third quarter and the first 36 weeks of 2015 primarily due to sales through our sub-distributor relationships in Japan, South Korea and Singapore which was partially offset by decreases in sales through our sub-distributor relationship in South Africa. Transaction dollar volume also increased due to increases in Australia, Germany, Mexico and the UK, partially offset by a decrease in Canada. Additionally, transaction dollar volume was negatively impacted by changes in foreign exchange rates. On a constant currency basis, transaction dollar volume increased 40.0% and 44.6% for the third quarter and first 36 weeks of 2015, respectively.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Remained unchanged for the third quarter of 2015 and experienced minimal changes for the first 36 weeks of 2015 due to a retrospective contract amendment with our issuing bank in Australia in the third quarter of 2014, offset by the impact of regional mix and prepaid and processing revenue rates among those regions.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased for both the third quarter and the first 36 weeks of 2015 due to a retrospective contract amendment with our issuing bank in Australia in the third quarter of 2014, for which we do not share such revenues with our retail distribution partners.

Our Operating revenues and Operating revenues net of Partner distribution expense also increased for both the third quarter and the first 36 weeks of 2015 due to a $4.5 million and $14.9 million increase in marketing revenues, respectively. The increase for the first 36 weeks was partially offset by a $2.0 million decrease in card production sales.
Incentives & Rewards
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 12-week and 36-week periods ended September 12, 2015 and September 6, 2014.

	12 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$54,053	$12,912	$41,141	318.6%
Partner distribution expense	2,990	2,004	986	49.2%
Operating revenues net of Partner distribution expense	$51,063	$10,908	$40,155	368.1%
Transaction dollar volume	$465,084	$113,299	$351,785	310.5%
Prepaid and processing revenues as a percentage of transaction dollar volume	9.9%	11.4%	(1.5)%	(13.2)%
Partner distribution expense as a percentage of prepaid and processing revenues	6.6%	15.5%	(8.9)%	(57.4)%

	36 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
Total operating revenues	$133,411	$35,451	$97,960	276.3%
Partner distribution expense	10,987	5,386	5,601	104.0%
Operating revenues net of Partner distribution expense	$122,424	$30,065	$92,359	307.2%
Transaction dollar volume	$1,382,941	$359,916	$1,023,025	284.2%
Prepaid and processing revenues as a percentage of transaction dollar volume	8.9%	9.9%	(1.0)%	(10.1)%
Partner distribution expense as a percentage of prepaid and processing revenues	9.0%	15.2%	(6.2)%	(40.8)%
Our Operating revenues, net of Partner distribution expense increased for both the third quarter and the first 36 weeks primarily due to the increase in our Transaction dollar volume, a decrease in Partner distribution expense as a percentage of prepaid and processing revenue offset by a decrease in Prepaid and processing revenue as a percentage of transaction dollar volume:

•
Transaction dollar volume—Increased for both the third quarter and the first 36 weeks of 2015 due to increases in sales of prepaid products through InteliSpend, our acquisitions of Parago and CardLab in the second half of 2014 and Achievers in the third quarter of 2015.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased for both the third quarter and the first 36 weeks of 2015 due to lower fees earned on certain incentive card programs and mix of incentive programs. Additionally, the rate decreased for the first 36 weeks of 2015 due to the retrospective contract amendment with our issuing bank for InteliSpend in the second quarter of 2014 and an adjustment for fees related to prior periods that were paid to us by one of our issuing banks that we recorded in the second quarter of 2015.

•
Partner distribution expense as a percentage of prepaid and processing revenue—Decreased for both the third quarter and the first 36 weeks of 2015 due to a smaller proportion of transaction volume sold through business clients for which we recognize net pricing discounts as an expense and our acquisitions of Parago and Achievers which do not incur such expenses.

Our Operating revenues and Operating revenues net of Partner distribution expense for the third quarter and first 36 weeks of 2015 also increased due to $8.8 million and $10.8 million increases in product sales, respectively, primarily from our acquisition of Achievers.
Operating Expenses
The following tables set forth our consolidated operating expenses for the 12-week and 36-week periods ended September 12, 2015 and September 6, 2014.

	12 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	161,852	142,542	19,310	13.5%
Processing and services	68,246	46,715	21,531	46.1%
Sales and marketing	49,954	36,668	13,286	36.2%
Costs of products sold	40,577	21,946	18,631	84.9%
General and administrative	22,136	16,163	5,973	37.0%
Transition and acquisition	5,275	326	4,949	1,518.1%
Amortization of acquisition intangibles	6,875	3,004	3,871	128.9%
Change in fair value of contingent consideration	—	—	—	N/M
Total operating expenses	$354,915	$267,364	$87,551	32.7%

	36 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	494,193	415,277	78,916	19.0%
Processing and services	198,272	133,654	64,618	48.3%
Sales and marketing	156,653	111,120	45,533	41.0%
Costs of products sold	97,593	66,745	30,848	46.2%
General and administrative	62,186	41,700	20,486	49.1%
Transition and acquisition	6,091	360	5,731	1,591.9%
Amortization of acquisition intangibles	18,352	10,839	7,513	69.3%
Change in fair value of contingent consideration	(7,567)	—	(7,567)	N/M
Total operating expenses	$1,025,773	$779,695	$246,078	31.6%
Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.

Processing and Services
Processing and services expenses increased for the third quarter and the first 36 weeks of 2015 by 46.1% and 48.3% respectively, primarily due to increases in our Transaction dollar volume of 26.0% and 31.9%, respectively, and an increase in the proportion of our program-managed Visa gift cards sold in our US Retail segment and open loop incentive cards sold in our Incentives & Rewards segment from our acquisitions of Parago, CardLab and growth of InteliSpend, which have higher Processing and services expense. As a result, processing and services increased as a percentage of Total operating revenues to 19.4% for the third quarter of 2015 from 17.4% for the third quarter of 2014 and to 19.0% for the first 36 weeks of 2015 from 17.0% for the first 36 weeks of 2014.
The $21.5 million increase for the third quarter of 2015 includes increases of $8.8 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift and open loop incentive cards; $5.4 million for technology and operations personnel costs, including employee and contractor compensation, benefits and travel related costs; $4.6 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, hosting and connectivity, activation transaction processing and other equipment costs; and $2.8 million net increase in other costs.
The $64.6 million increase for the first 36 weeks of 2015 includes increases of $26.5 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift and open loop incentive cards; $15.9 million for technology and operations personnel costs, including employee and contractor compensation, benefits and travel related costs; $13.5 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, hosting and connectivity, activation transaction processing and other equipment costs; and $9.1 million net increase in other costs.
Sales and Marketing
Sales and marketing expenses for the third quarter of 2015 increased primarily due to a $6.3 million increase in program marketing and development expenses, most of which resulted from the $4.7 million increase in marketing revenue in Program, interchange, marketing and other fees. Sales and marketing expenses also increased due to a $6.6 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily from our acquisitions of Parago, CardLab and Achievers.
Sales and marketing expenses for the first 36 weeks of 2015 increased primarily due to a $30.8 million increase in program marketing and development expenses, which resulted from the $26.3 million increase in marketing revenue in Program, interchange, marketing and other fees. Sales and marketing expenses also increased due to a $13.5 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily from our acquisitions of Parago, CardLab and Achievers, and a $1.2 million net increase in other costs.
Costs of Products Sold
Costs of products sold for the third quarter of 2015 increased due to a $11.3 million increase in Cardpool costs and $5.8 million of new costs for Achievers, partially offset by a $1.8 million net decrease in other costs. Costs of products sold decreased to 93.4% of product sales for the third quarter of 2015 compared to 94.4% for the third quarter of 2014 primarily due to an increase in the gross margin percentage for Cardpool and our acquisition of Achievers, which earns higher gross margin percentages, partially offset by a decrease in the gross margin percentage for telecom handsets.
Costs of products sold for the first 36 weeks of 2015 increased due to a $27.5 million increase in Cardpool costs and $5.8 million of new costs for Achievers, partially offset by a $2.3 million decrease in other costs. Costs of products sold decreased to 93.6% of product sales for the first 36 weeks of 2015 compared to 95.6% for the first 36 weeks of 2014 primarily due to an increase in the gross margin percentage for Cardpool and our acquisition of Achievers, which earns higher gross margin percentages, partially offset by a decrease in the gross margin percentage for telecom handsets.
General and Administrative
General and administrative expenses for the third quarter increased of 2015 primarily due to a $4.2 million increase in personnel costs, including employee compensation, benefits and travel related costs, and $1.8 million increase in other net costs. The increase in personnel costs includes an increase of $2.0 million for stock-based compensation expense, reflecting increased equity awards granted as well as the impact of accelerated expense recognition for the retirement provision for awards granted during 2015 (see Note 7—Stock Based Compensation in the notes to our condensed consolidated financial statements).

General and administrative expenses for the first 36 weeks of 2015 increased primarily due to a $12.8 million increase in personnel costs, including employee compensation, benefits and travel related costs, $3.9 million for the reversal of our patent litigation reserve for InComm which we recorded in the second quarter of 2014 and $3.8 million increase in other net costs. The increase in personnel costs includes an increase of $5.7 million for stock-based compensation expense, reflecting increased equity awards granted as well as the impact of accelerated expense recognition for the retirement provision for awards granted during 2015 (see Note 7—Stock Based Compensation in the notes to our condensed consolidated financial statements).
Transition and acquisition
Transition and acquisition expense for the third quarter and first 36 weeks of 2015 increased due to our acquisition of Achievers, including $0.9 million and $1.7 million of acquisition-related expenses, respectively, and $3.2 million of employee compensation costs for certain payments that were deducted from the sellers’ consideration under the terms of the merger agreement but which we reflect in our post-combination financial statements.
Amortization of Acquisition Intangibles
Amortization expense for the third quarter and first 36 weeks of 2015 increased due to the inclusion of the amortization of intangibles from Parago, CardLab, Incentec and Achievers, partially offset by lower amortization from InteliSpend due to the amortization of its intangible assets on an accelerated basis.
Change in Fair Value of Contingent Consideration
The decrease in the estimated fair value of contingent consideration for the first 36 weeks of 2015 relates to our CardLab contingent consideration liability, reflecting the projected failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period (see Note 4—Fair Value Measurements in the notes to our condensed consolidated financial statements).
Other Income (Expense) and Income Tax Expense (Benefit)
The following tables set forth our consolidated other income (expense), and income tax expense (benefit) and effective tax rates for 12-week and 36-week periods ended September 12, 2015 and September 6, 2014

	12 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$(1,421)	$182	$(1,603)	(880.8)%
Interest expense	(3,231)	(1,080)	(2,151)	199.2%
Total other income (expense)	$(4,652)	$(898)	$(3,754)	418.0%
INCOME TAX EXPENSE (BENEFIT)	$(3,290)	$352	$(3,642)	(1,034.7)%
EFFECTIVE TAX RATE	47.7%	46.0%	1.7%

	36 weeks ended
	September 12, 2015	September 6, 2014	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$(1,938)	$126	$(2,064)	(1,638.1)%
Interest expense	(8,566)	(2,081)	(6,485)	311.6%
Total other income (expense)	$(10,504)	$(1,955)	$(8,549)	437.3%
INCOME TAX EXPENSE	$4,435	$1,844	$2,591	140.5%
EFFECTIVE TAX RATE	53.0%	41.6%	11.4%

Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments as well as foreign currency transaction gains and losses and other non-operating gains and losses. The decreases for the third quarter and first 36 weeks of 2015 primarily reflect foreign exchange losses on intercompany balances, primarily between our U.S. and Canada companies. Interest expense includes interest charged under our Credit Agreement, which we entered into during the second quarter of 2014, and the amortization of deferred financing costs and the discount on our term loan from our Credit Agreement. Interest expense increased due to higher amounts of outstanding debt in 2015 resulting from increases in our note payable during the fourth quarter of 2014, higher use of our revolving line of credit and our acquisition of Achievers in the third quarter of 2015.
Income Tax Expense (Benefit)
Our effective rates were 47.7% and 46.0% for the third quarter of 2015 and 2014, respectively. The effective rate for the third quarter of 2015 reflects a pre-tax loss compared to pre-tax income in the third quarter of 2014. The effective rate for the third quarter of 2015 was higher due to a release of an income tax reserve due to lapse of statute of limitations (which resulted in an increase to the effective tax rate due to a loss for the quarter), partially offset by nontaxable income from the noncash credit for the change in fair value of contingent consideration.
Our effective rates were 53.0% and 41.6% for the first 36 weeks of 2015 and 2014, respectively. The effective rate for the first 36 weeks of 2015 was higher due to a net reduction in the value of our deferred tax assets from changes in certain state tax apportionment laws (which resulted in a lower blended rate applicable to the deferred tax assets), partially offset by nontaxable income from the noncash credit for the change in fair value of contingent consideration and release of an income tax reserve due to lapse of statute of limitations.
Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our Offering. These noncash items also include the amortization of intangible assets from business combinations which have no cash tax impact from the offsetting amortization of deferred tax liabilities but may impact our effective tax rate due to jurisdictional mix. Additionally, changes in tax laws may significantly adjust the value of our deferred tax assets that we recognized for our step-up in basis, and we recognize such adjustments in the quarter the tax law changes, even though the impact on our cash flows is amortized over 15 years. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for the 12 weeks ended September 12, 2015 and September 6, 2014, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable items, nondeductible items, other noncash items and changes in the value of our deferred tax assets for step-up in basis that we do not consider indicative of our core operating performance within the period presented. We view our Adjusted effective income tax rate based on Adjusted tax expense before cash tax benefits since these cash tax benefits are not indicative of our underlying effective tax rate. Please see “—Liquidity and Capital Resources—Cash Flows from Operating Activities” and Note 9—Income Taxes in our condensed consolidated financial statements for additional information.

	12 weeks ended
	September 12, 2015	September 6, 2014
	(in thousands, except percentages)
Income (loss) before income tax expense	$(6,902)	$765
Income tax expense (benefit)	$(3,290)	$352
Effective income tax rate	47.7%	46.0%
Adjusted income before income tax expense	$14,145	$7,436
Adjusted income tax expense before realization of cash tax benefits	$4,453	$2,890
Adjusted effective income tax rate	31.5%	38.9%

	36 weeks ended
	September 12, 2015	September 6, 2014
	(in thousands, except percentages)
Income before income tax expense	$8,367	$4,436
Income tax expense	$4,435	$1,844
Effective income tax rate	53.0%	41.6%
Adjusted income before income tax expense	$48,114	$28,319
Adjusted income tax expense before realization of cash tax benefits	$17,060	$10,864
Adjusted effective income tax rate	35.5%	38.4%
Our Adjusted effective income tax rates were 31.5% and 38.9% for the third quarter of 2015 and 2014, respectively. Our Adjusted effective income tax rate was lower due to benefit from foreign rate differential resulting from jurisdictional mix of pre-tax income and lower amounts of non-deductible executive compensation, partially offset by nondeductible acquisition expenses, which collectively decreased our Adjusted effective income tax rate by 0.3%. The lower Adjusted effective income tax rate for the third quarter of 2015 was further reduced by certain discrete tax benefits related to a release of an income tax reserve due to lapse of statute of limitations and from lower operating losses of certain foreign subsidiaries for which we do not recognize an income tax benefit, which are expected to have an immaterial impact on our annual Adjusted effective income tax rate.
Our Adjusted effective income tax rates were 35.5% and 38.4% for the first 36 weeks of 2015 and 2014, respectively. Our Adjusted effective income tax rate was lower due to benefit from foreign rate differential resulting from jurisdictional mix of pre-tax income and lower amounts of non-deductible executive compensation, partially offset by nondeductible acquisition expenses, which collectively decreased our Adjusted effective income tax rate by 0.3%. The lower Adjusted effective income tax rate for the first 36 weeks of 2015 was further reduced by certain discrete tax benefits related to a release of an income tax reserve due to lapse of statute of limitations and from lower operating losses of certain foreign subsidiaries for which we do not recognize an income tax benefit, partially offset by certain discrete tax expenses related to repatriation of foreign earnings, which will have an immaterial impact on our annual Adjusted effective income tax rate.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 36 weeks ended September 12, 2015 and September 6, 2014.

	36 weeks ended
	September 12, 2015	September 6, 2014
	(in thousands)
Net cash used in operating activities	$(625,917)	$(463,409)
Net cash used in investing activities	(154,308)	(45,119)
Net cash provided by financing activities	90,799	180,029
Effect of exchange rate changes on cash and cash equivalents	(7,467)	(2,030)
Net decrease in cash and cash equivalents	$(696,893)	$(330,529)
Adjusted Net Cash Used in Operating Activities and Free Cash Flow
Adjusted net cash used in operating activities is calculated as the net cash used in operating activities adjusted to exclude the impact from changes in Settlement receivables, Settlement payables and Consumer and customer deposits. Free cash flow is calculated as Adjusted net cash used by operating activities, less Expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, it is not available for other uses and is therefore excluded from our calculations of Adjusted net cash used in operating activities and Free cash flow. Additionally, we receive funds from consumers or business clients for prepaid products that we issue or hold on their behalf prior to the issuance of prepaid products. We also view this cash flow as temporary and not available for other uses and therefore exclude it from our calculations of Adjusted net cash used in operating activities and Free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from these settlement activities, which we believe is useful to understanding our business and assessing our ability to fund our capital expenditures and repay amounts borrowed under our term loan. We may use our Free cash flow for, among other things, making investment decisions and managing our capital structure. Please see “—Cash Flows from Operating Activities” for additional analysis of Adjusted net cash flows used in operating activities. The following table sets forth the calculations of our Adjusted net cash flow used in operating activities and Free cash flow for the 36 weeks ended September 12, 2015 and September 6, 2014.

	36 weeks ended
	September 12, 2015	September 6, 2014
	(in thousands)
Net cash used in operating activities	$(625,917)	$(463,409)
Changes in settlement payables and consumer and customer deposits, net of settlement receivables	662,380	464,403
Adjusted net cash provided by (used in) operating activities (1)	36,463	994
Expenditures for property, equipment and technology	(37,310)	(25,960)
Free cash flow (1)	$(847)	$(24,966)

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

Cash Flows from Operating Activities
Our use of cash for Adjusted net cash used in operating activities, which removes the impact on operating cash flow from the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits, increased to a source of cash of $36.5 million in the first 36 weeks of 2015 from a source of cash of $1.0 million in the first 36 weeks of 2014. This $35.5 million source of cash reflects a 46.5%, or $28.9 million, increase in net income, adjusted for noncash reconciling items (excluding deferred income taxes), to $91.1 million from $62.2 million, reflecting our 48.4% increase in operating revenues, net of partner distribution expense, increased leverage of personnel costs, partially offset by a higher proportion of Product sales. Additionally, our use of cash for income tax activities (deferred income taxes, excess tax benefits and income taxes, net) decreased by $16.7 million to a use of cash of $7.1 million in the first 36 weeks of 2015 from $23.8 million in the first 36 weeks of 2014, which primarily reflects a decrease in our income tax payments of $18.0 million from $24.4 million to $6.4 million, primarily as a result of our Section 336(e) Election (see Note 9—Income Taxes for additional information). These cash flow benefits were partially offset by an increase in the use of cash for other operating assets and liabilities of $10.2 million from a use of cash of $37.4 million in the first 36 weeks of 2014 to a use of cash of $47.5 million in the first 36 weeks of 2015.
Cash Flows from Investing Activities
The net cash used in investing activities for the first 36 weeks of 2015 totaled $154.3 million, which included $78.4 million for our acquisition of Achievers, $37.3 million for expenditures for property, equipment and technology, and a $38.0 million for the change in restricted cash, primarily reflecting cash placed into escrow for our acquisition of Didix (see Note 14—Subsequent Event in our condensed consolidated financial statements). The net cash used in investing activities for the first 36 weeks of 2014 totaled $45.1 million, which included expenditures for property, equipment and technology of $26.0 million, $14.2 million for our acquisitions of CardLab and Incentec and $5.0 million for placing funds into escrow for certain portions of our CardLab contingent consideration liability.
Cash Flows from Financing Activities
The net cash provided by financing activities for the first 36 weeks of 2015 totaled $90.8 million, primary driven by $100.0 million net increase in our bank line of credit and $12.4 million for net employee stock-related activity. These were offset by repayments of $11.3 million and $6.3 million for our bank note payable and notes payable to Safeway, respectively, our payment of $1.8 million for our CardLab acquisition liability, our purchase of the outstanding noncontrolling interest of one our subsidiaries of $1.4 million (see Note 11—Noncontrolling Interest in our condensed consolidated financial statements) and payments of $0.7 million for costs related to our increase in our revolving credit facility by $50 million from $250 million to $300 million (see Note 3—Financing in our condensed consolidated financial statements). The net cash provided by financing activities for the first 36 weeks of 2014 totaled $180.0 million, including $172.5 million from the issuance of our note payable, net of issuance costs, $8.5 million for proceeds from our notes payable to Safeway, $6.5 million for net employee stock-related activity, partially offset by $7.5 million for the repayment of CardLab's outstanding debt on the acquisition date.

Cash Repatriation
In the first 36 weeks of 2015, we repatriated $15.4 million through dividends from our foreign subsidiaries because it was tax efficient to do so as a result of our Section 336(e) Election and related elections related to our foreign subsidiaries. We continue to consider the remaining undistributed earnings as permanently reinvested.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 12, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 12, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In October 2014 and June 2015, we completed the acquisitions of Parago, Inc. and its subsidiaries (Parago) and Achievers Corp. and its subsidiaries (Achievers), respectively. We are in the process of integrating internal controls at Parago and Achievers into our control structure. We consider the ongoing integrations of Parago and Achievers to represent material changes in our internal control over financial reporting. With the exception of these changes, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 12, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. Following analysis, we believe that the suit is without merit and that the likelihood of loss is remote, and we intend to vigorously defend ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint. We believe that the amended complaint has no impact on our evaluation of the merits of this lawsuit. On July 7, 2015, we filed a motion to dismiss the case in its entirety. All briefing has been completed and the motion is scheduled for hearing on November 4, 2015.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal period during the 36 weeks period ended September 12, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 21, 2015 to July 18, 2015	—	$—	—	$—
July 19, 2015 to August 15, 2015	45	$43.15	—	$—
August 16, 2015 to September 12, 2015	109	$41.25	—	$—
Total	154	$41.81	—	$—
_________________________

(1)
This table does not include shares of Common Stock that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting of restricted stock units or exercise of options or stock appreciation rights. The numbers represent the shares of Common Stock that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting of restricted stock awards.

(2)	Average price paid per shares of Common Stock does not include brokerage commissions.

(3)	The Company does not have any share repurchase program.
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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: October 21, 2015

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X
32.1†	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X
32.2†	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

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