Form 10-K
period 2016-01-02
BLACKHAWK NETWORK HOLDINGS, INC
filed 2016-03-02
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 19, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $2.2 billion.
As of February 5, 2016, there were 55,801,000 shares of the Registrant’s Common stock outstanding.
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

Blackhawk Network Holdings, Inc.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K, which we refer to as this Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions .These statements contained in this Annual Report include, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “suggest,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, or other variations on such terms of comparable terminology intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. The forward-looking statements contained in this Annual Report involve a number of risks, uncertainties, and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations or trading price of our common is not necessarily indicative of future performance. We disclaim any intention or obligation to update, supplement, or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used herein, “Blackhawk,” the “Company,” “we,” “our,” “us,” and similar terms refer to Blackhawk Network Holdings, Inc., unless the context indicates otherwise. The names “Blackhawk,” “Blackhawk Engagement Solutions,” “Cardpool,”“GiftCardMall,” “InteliSpend,” “Retailo,” “Parago,” “CardLab,” “Incentec,” “Giftcards.com,” “Achievers,” “NimbleCommerce” and other product or service names are trademarks or registered trademarks of entities owned by us.

4

PART I.
ITEM 1. BUSINESS
Overview
Blackhawk is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 23 other countries. We were founded in 2001 as a division of Safeway Inc. (Safeway) which later merged with Albertsons Holdings LLC in January 2015 (referred to hereinafter as “Albertsons/Safeway”). We were incorporated in Delaware as Blackhawk Network, Inc. in 2006 and changed our name to Blackhawk Network Holdings, Inc. later that year. In April 2013, we completed our initial public offering (the Offering) for the sale of 11,500,000 shares of our Class A common stock, all of which shares were sold by existing stockholders, primarily Safeway. On April 14, 2014, Safeway distributed its remaining 37.8 million shares of our Class B common stock to Safeway shareholders (the Spin-Off). In May 2015, we converted all outstanding shares of our Class B common stock into shares of Class A common stock on a one-for-one basis and renamed Class A common stock as common stock, which continues to trade under the symbol “HAWK”.
We believe our extensive network provides significant benefits to our key constituents: consumers who purchase or receive the products and services we offer; content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services; distribution partners who sell those products; and business clients that distribute our products as incentives or rewards, or offer our incentive platform to their employees or sales forces. For consumers, we provide convenience by offering a broad variety of quality brands and content through physical and digital retail distribution locations or through loyalty, incentive and reward programs offered by our business clients. For our content providers, we drive incremental sales by providing access to millions of consumers and creating new customer relationships. For our retail distribution partners, we provide an important product category that can drive incremental store traffic and customer loyalty. For our business clients, we provide a wide array of services, software and prepaid products to enhance their customer loyalty, sales channel incentive and employee reward programs. Our technology platforms allow us to efficiently and seamlessly connect our network participants and offer new products and services as payment technologies evolve. We believe the breadth of our distribution network and product content, combined with our consumer reach and technology platforms, create powerful network effects that enhance value for our constituents.
We are one of the largest third-party distributors of gift cards in the world based on the value of funds loaded on the cards we distribute, which we refer to as transaction dollar volume. Our retail network connects to more than 700 content providers and over 215,000 active retail distribution locations, providing access to tens of millions of consumer visits per week. In addition, we sell physical and electronic gift cards or eGifts to consumers through leading online distributors and our websites GiftCardMall.com, GiftCardLab.com, Cardpool.com and GiftCards.com. Our retail channels accounted for over $14.6 billion in transaction dollar volume during fiscal 2015.
Through our acquisitions of InteliSpend Prepaid Solutions, LLC and its subsidiaries (collectively, InteliSpend) in 2013, Incentec Solutions, Inc. (Incentec), CardLab, Inc. and its subsidiaries (collectively, CardLab), Parago, Inc. and its subsidiaries (collectively, Parago) in 2014, Achievers Corp. and its subsidiaries (collectively, Achievers) in 2015, and Omni Prepaid LLC and its subsidiaries (collectively, Omni) and IMShopping, Inc. and its subsidiary (collectively, NimbleCommerce) in 2016, we now provide a broad variety of customized employee, consumer and sales channel incentives, loyalty and engagement solutions to hundreds of business clients. In January 2015, we formed Blackhawk Engagement Solutions as an umbrella for several of these businesses and collectively refer to all of these businesses as our “Incentives” business. In 2015, Blackhawk’s Incentives transaction dollar volume reached $2.0 billion.

Distribution
Retail Distribution
Our retail distribution network consists of our physical distribution partners, our websites GiftCardMall.com, GiftCardLab.com, GiftCards.com, NimbleCommerce.com and third-party online and digital merchants.
The following table illustrates selected examples of our direct distribution partners across various retail channels:

Distribution Channel	Examples

Grocery	Ahold, Albertsons/Safeway, Giant Eagle, Kroger, Publix

Specialty	Bed Bath & Beyond, Best Buy, The Home Depot, Lowe’s, Michaels, Office Depot, Staples

Convenience	Kroger Convenience Stores, QuikTrip, Wawa

Other Retail	JCPenney, Kmart, Kohl’s, Sears

Digital	Amazon.com, eBay.com, GiftCards.com, Staples.com, PayPal.com, Samsung Pay

International	Albert Heijn, Australia Post, Carrefour, Coles, Loblaws, Morrisons, Rewe, Sobeys, Tesco, Woolworths
In the United States, our retail distribution network principally consists of grocery, specialty, convenience, other retail and digital or online retailers. Grocery retailers are especially well suited for selling a broad mix of prepaid products, since they primarily sell groceries and do not view the consumer-branded gift cards as competitive with the merchandise they sell in their own stores. As of January 2, 2016, we had over 45,000 active retail distribution locations in the U.S. across approximately 135 retail distribution partners.
Outside the United States, we have followed a similar strategy of contracting with leading grocery chains and other retail channels, including convenience store chains which are higher trafficked internationally than in the U.S. We expanded our international presence through our 2013 acquisition of Retailo AG and its subsidiaries (collectively, Retailo and now renamed Blackhawk Network GmbH), a leading third-party gift card distribution network in Germany, Austria and Switzerland. In certain countries, including Japan, Indonesia, South Korea and South Africa, we distribute through sub-distributors that contract with in-country retailers for sale of our products. As of January 2, 2016, our products were sold in over 170,000 active retail locations outside the U.S. across approximately 290 retail distribution partners. Revenue from international sales totaled 24.9%, 24.0% and 18.7% of our total operating revenues for 2015, 2014 and 2013, respectively, (see Note 12—Segment Reporting and Enterprise-Wide Disclosures for information on long-term assets internationally).
Our largest retail distribution partner during each of the last three fiscal years was Kroger, where consumers activated prepaid products or purchased telecom handsets that generated 12.1%, 14.4% and 15.1% of our total worldwide operating revenues for the fiscal years 2015, 2014 and 2013, respectively. Giant Eagle and Albertsons/Safeway each generated less than 10% of revenues in 2015 and generated 7.1% and 10.8% of our 2014 total operating revenues, respectively, and 10.7% and 13.9% of our 2013 total operating revenues, respectively.
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
Our products are sold through our retail distribution partners through prominent, in-store fixed location displays, typically branded as Gift Card Mall in the United States, Gift Card Store in Canada and similar names in other countries. We offer a wide variety of displays, including four-sided and two-sided rotating displays, as well as checkout line horizontal displays. Our primary displays are typically three-sided grocery aisle “end caps” that are seven feet tall and display up to 80 pegs of prepaid cards on each side, for a total of 4,800 cards when fully stocked. In many stores, our products are displayed in multiple locations including near checkout lanes and floral and greeting card sections of stores.

We also sell prepaid products online through our websites GiftCardMall.com, GiftCardLab.com and GiftCards.com and third-party online retailers including Amazon.com, Staples.com and eBay.com as well as through websites operated by certain of our retail distribution partners (some of which also link to GiftCardMall.com). In addition, we provide application program interfaces, or APIs, to allow other payment services companies, financial institutions, social networks and retailers to incorporate various functions, such as gift card purchases, registration and balance-inquiry, into their digital and/or mobile applications.
Loyalty, Engagement and Incentive Products Distribution
Our consumer incentives business provides rebate processing and prepaid product fulfillment services. We deliver employee channel incentives and related software services that allow businesses to connect with employees and sales channel personnel. We also provide prepaid card fulfillment services to enterprise business clients and reseller clients for their incentives programs. We provide these services, collectively, to nearly 1,000 business clients. Businesses also use our products for employee reward programs, such as safety incentives, wellness incentives, spot recognition and service awards. In addition, over 5,000 unique customers purchased customized network branded prepaid cards and merchant gift cards through our IncentiveCardLab.com website in 2015 and in 2016 we added the OmniCard.com business incentives website through the Omni acquisition.
Products and Services
Prepaid products that we offer at retail are “activated” when a consumer loads funds (with cash or with a debit or credit card payment) at a retail store location or online. We also provide reloads for reloadable prepaid products, including prepaid telecom accounts and general-purpose reloadable (GPR) cards. We typically negotiate multi-year contracts with our content providers. For many of our content providers, we have various types of exclusivity provisions related to certain of the retail channels through which we distribute their products. As of January 2, 2016, we had agreements with over 700 content providers.
Our Incentives business provides software, consulting services, program management, reward processing and reward fulfillment to our business clients. The majority of rewards are fulfilled using a prepaid open loop card.
Apple Inc. is our largest content provider and represented 13.7%, 13.6% and 14.7% of our total operating revenues for 2015, 2014 and 2013, respectively. No other content provider represented more than 10% of our total operating revenues during these periods.
For information on revenues and segment profit for our three reportable segments, see Note 12—Segment Reporting and Enterprise-Wide Disclosures in the notes to our consolidated financial statements.
Retail Products
Gift Card Products
Closed Loop (Private-Branded) Gift Cards. Closed loop (private-branded) gift cards are generally described as merchant-specific prepaid cards, used for transactions exclusively at a particular merchant's locations or a group of stores affiliated with a particular merchant (such as franchise locations). We distribute closed loop gift cards in categories including digital media and e-commerce, dining, electronics, entertainment, fashion, gasoline, home improvement and travel. In 2015, we acquired Didix Gifting & Promotions B.V. and its subsidiaries (collectively, Didix), a provider of leisure themed and promotional gift cards. Gift cards that we distribute for sale directly to consumers in physical or online locations carry no consumer fees, and funds associated with the cards generally do not expire. These products contributed 60% of total operating revenues for 2015.

Product Category	Selected Brands
Digital Media & e-commerce	Amazon.com, Facebook, iTunes, Microsoft
Dining	Applebee’s, Outback Steakhouse, Starbucks, Subway
Electronics	Best Buy, GameStop
Entertainment	AMC Theatres, Regal Entertainment Group
Fashion	JCPenney, Kohl’s, Macy’s, TJ Maxx/Marshalls
Gasoline	BP, Shell
Home Improvement	Home Depot, Lowe’s
Travel	Southwest Airlines
Other Retail	Barnes & Noble, Bed Bath & Beyond, Sears, Target, Toys“R”Us
Open Loop (Network-Branded) Gift Cards. Open loop (Network-Branded) gift cards are prepaid gift cards associated with an electronic payment network (such as Visa, MasterCard, American Express, or Discover), and are honored at multiple, unaffiliated locations (wherever cards from these networks are generally accepted). They are not merchant-specific. We distribute single-use, non-reloadable open loop gift cards carrying the American Express, MasterCard and Visa brands in our retail channels. We also serve as a program manager for our proprietary Visa gift cards that we distribute. Funds loaded on these cards by consumers at retail locations generally do not expire and can be redeemed at most merchant locations that accept the credit cards of the same network brand. These products contributed 15% of total operating revenues for 2015.
Prepaid Telecom Products
We distribute a full range of prepaid wireless or cellular cards used to load airtime onto the prepaid handsets. We also purchase handsets from manufacturers and sell them for a markup to our retail distribution partner locations. Our prepaid wireless cards are denominated either in minutes purchased, which generally do not expire, or, increasingly, as flat rate voice and/or data plans. We offer prepaid telecom cards from all the major carriers including AT&T, Sprint’s Boost Network and Virgin Mobile brands, T-Mobile, TracFone and Verizon. Prepaid telecom cards and handsets contributed 5% of total operating revenues for 2015.
Prepaid Financial Services Products (Open Loop Reloadable)
We program manage and distribute a proprietary, bank-issued GPR card that we have branded PayPower. We distribute GPR cards provided by Green Dot and NetSpend, the industry leaders in this product category. GPR cards have features similar to a typical bank checking account, including fee-free direct deposit, in-store and online purchasing capability wherever a credit card is accepted, bill payment and ATM cash access. Fees are charged to consumers for initial load and reload transactions, monthly account maintenance and other transactions, some of which are waived if certain conditions are met. We offer a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards, including our PayPower GPR card and certain other third-party GPR cards. In 2014, we began distributing Green Dot’s Money Pack product, which Green Dot discontinued during 2015 but plans to re-introduce in 2016 with updated features. The prepaid financial services products contributed 1% of total operating revenues for 2015.
Loyalty, Engagement and Incentive Products
Through Blackhawk Engagement Solutions, we provide (i) solutions to allow businesses to manage consumer incentive programs, including online or mail-in rebate processing, (ii) a hosted software platform for managing sales person and sales channel incentive programs, (iii) bulk prepaid card ordering systems to allow business and incentive program resellers to use prepaid cards as part of their own incentive and reward programs, and (iv) direct-to-participant fulfillment services for prepaid cards, checks and merchandise. Our prepaid products for the incentives business include open loop single-use incentive cards, open loop reloadable incentive cards that allow multiple incentives and rewards to be loaded onto a recipient’s card, restricted authorization network incentive cards that permit redemption at only selected merchants and closed loop gift cards. Funds on open loop incentive cards that are offered by businesses as incentives, rewards, or promotions generally have expiration dates ranging from 90 days to one year from the date of card activation.
Through our acquisition of Achievers in 2015, we provide a hosted-software platform for enterprise customers to implement employee engagement programs. The functions and content of the programs can be configured for each customer’s requirements and are designed similarly to a social media application. Our solutions include mobile applications as well as web-based tools for both employers and employee-participants to give monetary-based and non-monetary recognition for various achievements, behavior or milestones. Points earned through Achievers’ engagement solution can be redeemed by recipients for prepaid cards or merchandise.

We also sell customizable open loop incentive cards and closed loop incentive cards through our IncentiveCardLab.com and OmniCard.com websites.
Revenues from Incentives products accounted for 12% of total revenues for 2015.
Cardpool Exchange Services
Through our gift card exchange business Cardpool, we offer consumers an online marketplace and various retail locations to sell unused gift cards that they do not want and an online sales website to purchase gift cards at a discount that others have sold to Cardpool. Cardpool contributed 6% of total operating revenues for 2015.
Digital Services for Online and Mobile Applications
We have developed a technology platform to integrate prepaid products with other parties’ online, digital and mobile applications. In addition, we have developed application program interfaces, or APIs, to allow other payment services companies, financial institutions, social networks and retailers with whom we contract to incorporate functions such as balance inquiry, registration of gift cards, delivery of gift card offers and purchase of eGifts into their online and mobile applications. Revenue contribution from the digital services business is incorporated into the operating revenues for the related businesses.
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
We provide card production and processing services to some of our prepaid gift and telecom content providers. These services accounted for 1% of total operating revenues in 2015.
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
For a retail open loop card transaction, the consumer purchases a Visa, MasterCard or American Express branded gift card from our retail distribution partner who collects the transaction dollar volume and a purchase fee. For bank-issued cards, the retail distribution partner then forwards to us the transaction dollar volume and purchase fee, less the retail distribution partner’s share of the purchase fee. We then remit the transaction dollar volume of each card to the issuing bank, retaining the balance of the consumer purchase fee. The cardholders can access the value they loaded on an open loop card by using the card to pay for goods or services at any merchant that accepts the network-branded card. For such transactions, the issuing bank transfers funds through the network association to the merchant’s bank following the consumer’s purchase. The process is virtually the same with respect to American Express gift cards. In addition to the portion of the consumer purchase fee, we earn program management fees from issuing banks that are based on unspent card balances, as well as interchange fees, account service fees and, in some countries, card expiration fees resulting from the balances on expired cards.
For our Incentives business, we typically earn client purchase fees for the sale of incentive cards; fees for processing and fulfillment; program management fees from issuing banks that are based on expected balances remaining on cards after expiration or non-use, interchange and other fees from issuing banks; commissions on the redemption of certain open loop incentive cards using our proprietary restricted authorization network; monthly or period fees for client use of our management software; and miscellaneous program management and integration fees. Our Achievers business also earns revenue from redemption of employee rewards for merchandise or prepaid products.

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

We earn a portion of merchant interchange fees when consumers use our open loop incentive cards for purchases. We earn additional commissions when consumer make purchases using our restricted authorization network cards. We earn revenues when employees redeem points for merchandise or prepaid cards.

We earn subscription or periodic fees for use by customers of Blackhawk Engagement Solutions' or Achievers software.

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

We earn fees related to certain closed loop card programs. We earn a split and/or fees on merchant promotions purchased through the nimblecommerce.com website.

 Technology

We own and operate the critical components of our technology platforms including our transaction acquiring switch, prepaid card processing system, settlement system and digital platforms. These integrated systems are designed to allow us to authorize, process and settle transactions, address security and regulatory compliance, rapidly onboard new retail distribution partners and content providers and provide customer service across our network’s broad points of contact and electronic mediums. We own and operate various technology platforms related to our Incentives business.
Our product and service offerings are enabled by our technology platform in the following ways:
Gift Cards. We have made a significant investment in direct connections to our retail distribution partners over the past ten years to ensure high reliability of the gift card activation transaction at the point of sale. We process activation transactions primarily through direct connections to the card processing systems of our content providers or their service providers. In addition, for our proprietary Visa gift cards sold in the U.S. and UK, Germany and Netherlands, we process all post-activation transactions, including redemptions, directly on our proprietary cloud-based processing platform.
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
Digital Services. Our digital platform is built on a scalable and configurable web platform. It deploys a service-oriented architecture in which web services enable other digital providers to utilize the prepaid services we offer.
Cardpool Exchange Services. Cardpool operates on a proprietary platform built on an open source web framework that manages pricing, spreads, orders and inventory for our gift card exchange marketplace and provides a web-based interface for customers and an API-based interface for partners.
Incentives. Blackhawk Engagement Solutions platforms include software used by business clients for purchase and management of incentives and rewards, a consumer rebate processing platform that digitizes all rebate claims submitted and applies automated program rules for validation of claims, Achievers’ hosted “Aspire” software platform that provides a social media-like interface for employee engagement, and reward fulfillment platforms that allow us to immediately fulfill approved rewards with checks, prepaid cards, or merchandise. We also provide reports and analytical tools for our business clients to evaluate the effectiveness of their programs. Most open loop incentive cards we issue are also processed on our proprietary cloud-based processing platform.
Over the past three years, our capital expenditures related to the development of these technology platforms, other card management platforms and related hardware totaled over $116 million, including over $51 million in 2015. Over the past two years, we have also acquired multiple platforms as a result of the acquisitions that make up our Incentives business.
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
Sales and Marketing
Our sales and marketing teams manage our relationships with content providers, retail distribution partners and incentive business clients. They also develop retail marketing programs and communication strategies to reach our consumers. We provide or fund product display fixtures and provide or coordinate merchandising visits intended to maintain in-stock conditions on the displays. We also manage or participate in the design of effective in-store marketing programs funded jointly by our content partners and distribution partners. In addition, we use online marketing in connection with our financial services products, GiftCardMall.com, GiftCardLab.com, GiftCards.com, IncentiveCardLab.com, OmniCard.com and Cardpool.com. For our incentive business clients, we provide research papers, consumer and employee analyses and other tools and services to develop their incentive and reward programs.

Operations and Customer Service
Our operations services include production and fulfillment of prepaid products for which we contract with third-party card printing, warehouse and fulfillment logistics providers. Contracts with these providers are typically for terms of three to four years. In the United States, Canada and the United Kingdom, we have integrated our order management systems with our third-party service providers’ warehouse management systems to optimize fulfillment to stores. For select retail distribution partners that elect to participate, we also operate an inventory tracking and replenishment system and deliver automated re-orders directly to individual stores to optimize in-stock positions. In the U.S. we provide in-store merchandising services for certain retail distribution partners.
Our services also include a customer service function that utilizes both in-house and third-party call centers to support our proprietary open loop products (gift, GPR and incentive), and general fulfillment and card activation for our retail distribution channel, online gift card sales and our business incentive and reward channel. Our in-house call centers are located in Reno, Nevada, in San Salvador, El Salvador and in Mirimichi, Canada. We employ second level customer and partner support personnel at our corporate headquarters in Pleasanton, California, and our various regional offices. We utilize Interactive Voice Response systems, web-based support and email support in our customer service efforts. We also operate a Network Operations Center at our corporate headquarters to monitor all systems and partner connections worldwide.
Bank Partners
We derive a material amount of our revenue from our program-managed proprietary open loop products, which include our proprietary Visa gift, PayPower GPR and open loop incentive cards. For the year ended January 2, 2016, these programs represented 20.2% of our total operating revenues. The issuing banks for these programs, as well as issuing banks for other network-branded card programs that we program manage, provide Federal Deposit Insurance Corporation (FDIC) insured depository accounts tied to prepaid open loop cards, access to ATM networks, membership in the card associations and other banking functions. The issuing banks hold cardholder funds, charge applicable fees on certain products and collect interchange fees charged to merchants when cardholders make purchase transactions using prepaid open loop cards. Our issuing banks remit some or all of those fees to us plus additional fees for our program management services.
In the United States, we currently serve as program manager for four issuing banks for our proprietary open loop products: MetaBank, Sunrise Bank, N.A., CenterState Bank and The Bancorp Bank. MetaBank has been an issuing bank for both our proprietary Visa gift cards and Visa-branded PayPower GPR cards since 2007, was an issuing bank for our incentive and reward products for InteliSpend and Parago, and will continue as an issuing bank for incentive and rewards products for our Incentives business. For the year ended January 2, 2016, the MetaBank program represented 15.2% of our total operating revenues. Sunrise Bank, N.A. has been an issuing bank for our proprietary Visa gift card program since November 2011. The Bancorp Bank has been an issuing bank for our Visa-branded PayPower GPR cards since May 2012, was and remains an issuing bank for CardLab.
Outside the United States, we contract with several issuing banks for open loop products that we program manage. For the year ended January 2, 2016, these programs represented approximately 1.8% of our total operating revenues.
Please see “Risk Factors—Risks Related to Our Business and Industry—We rely on relationships with card issuing banks for services related to products for which we act as program manager, and our business, results of operations and financial condition could be materially and adversely affected if we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us." A data security breach could expose us to costly government enforcement actions, liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues” for additional information.

 Competition
Due to the breadth of our product offerings and distribution channels, we face a number of competitors across different business sectors domestically and internationally in our Retail Products business, including some competitors whose products we distribute in select locations. Many of our existing competitors with respect to our closed loop and open loop business are larger than we are and have greater resources, larger and more diversified customer bases and greater name recognition than we do. Our competitors include Visa, Western Union, MoneyGram, Green Dot, NetSpend, Euronet and InComm. New companies, or alliances among existing companies, may be formed that rapidly achieve a significant market position. Our Incentives business competes with others who provide rebate and incentive processing services such as Young America, ACB and other providers of traditional travel and merchandise incentives and awards such as Maritz, Aimia and OC Tanner as well as companies focused on employee incentives such as Globoforce. Our incentives and rewards business also competes with other prepaid products companies for fulfillment of awards including Citibank Prepaid Solutions, InComm, and multiple other prepaid card providers for the incentives business. We also face competition from companies who are developing new prepaid access technologies and from businesses outside of the prepaid industry, including traditional providers of financial services such as banks and money services providers, and card issuers that offer credit cards, private label retail cards and gift cards. Some of these competitors offer digital solutions that do not require plastic cards for redemption by the consumer and allow for the sale of prepaid cards through new or existing online and mobile channels.
Overall, our ability to continue to compete effectively will be based on a number of factors, including customer service, quality and range of products and services offered, price, reputation, customer convenience and other considerations. For additional information about competition, please see “Risk Factors—Risks Related to Our Business and Industry—We face intense competitive pressure, which may materially and adversely affect our revenues and profitability. Continued consolidation within our industry could increase the bargaining power of our current and future clients and vendors and further increase our client concentration or reduce competition among our third-party vendors. We rely on our content providers for our product and service offerings, and the loss of one or more of our top content providers or a decline in the contracted commission when such a content provider renews its agreement with us or a decline in demand for their products, or our failure to maintain existing exclusivity arrangements with certain content providers or to attract new content providers to our network, could have a material adverse effect on our business, results of operations and financial condition” and “—If our retail distribution partners fail to actively and effectively promote our products and services, or if they implement operational decisions that are inconsistent with our interests, our future growth and results of operations may suffer.”
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
We pursue the registration of our intellectual property rights, such as domain names, trademarks, service marks and patents, in the United States and in various other countries. We own dozens of registered trademarks, including the Blackhawk Network, Reloadit, InteliSpend, Parago, Achievers, Omni Prepaid and Everywhere gift card trademarks. We also have many pending trademark applications. Through agreements with our retail distribution partners and customers, we authorize and monitor the use of our trademarks in connection with their activities with us.

As of January 2, 2016, we own, or are the exclusive licensee of, over 65 patents in various countries providing coverage for systems and methods relating to prepaid product loads and reloads, ewallet services, eGift card transactions, swipe/scan reload, packaging, card design, processing, online services, card exchange, and fraud prevention in eGift card transactions. These patents expire at various dates, ranging from 2016 to 2033. We own over an additional 140 patent applications in various countries for various card assemblies and packaging, security features, activation and processing methods, and online prepaid services and have licensed exclusive rights that arise from ten patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. We believe a robust patent portfolio to protect our intellectual property rights and proprietary systems will become increasingly important as the prepaid industry continues to expand.

Regulation
We operate in an ever-evolving and complex legal and regulatory environment. We, the products and services that we offer and market, and those for which we provide processing services, are subject to a variety of federal, state and foreign laws and regulations, including, but not limited to:

•
federal anti-money laundering laws and regulations, including the USA PATRIOT Act (the Patriot Act), the Bank Secrecy Act (the BSA), anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations in the U.S., and similar international laws and regulations;

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

•	foreign jurisdiction payment services industry laws and regulations.
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
Our subsidiary, Blackhawk Network California, Inc. (Blackhawk Network California), is a registered money services business subject to reporting and recordkeeping requirements related to anti-money laundering compliance obligations arising under the Patriot Act and its implementing regulations. In addition, the Prepaid Access Rule promulgated by the Financial Crimes Enforcement Network (FinCEN) of the Treasury Department under its authority to implement the BSA, imposes certain obligations, such as registration and collection of consumer information, on “providers” of certain prepaid access programs, including the prepaid products issued by the banks for which we serve as program manager. FinCEN has taken the position that, where the issuing bank has principal oversight and control of such prepaid access programs, no other participant in the distribution chain, including us as the program manager, is required to register as a provider under the Prepaid Access Rule. On November 4, 2013, FinCEN affirmed that it did not expect Blackhawk to register as a provider under the Prepaid Access Rule for Blackhawk’s bank-issued products.
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
Consumer Protection. We are subject to various federal, state and foreign consumer protection laws, including those related to unfair and deceptive trade practices as well as privacy and data security, which are discussed under “Risk Factors—Risks Related to Our Business and Industry—Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition” and “—A data security breach could expose us to costly government enforcement actions, liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.”
Federal Regulation. At the federal level, Congress and federal regulatory agencies have enacted and implemented new laws and regulations that affect the prepaid industry, such the CARD Act and FinCEN’s Prepaid Access Rule. Moreover, there are currently proposals before Congress that could further substantially change the way banks, including prepaid card issuing banks and other financial services companies, are regulated and are permitted to offer their products to consumers. Products of certain non-bank financial services companies, including money transmitters and prepaid access providers, are now regulated at the federal level by the Consumer Financial Protection Bureau (the CFPB), which began operations in July 2011, bringing additional uncertainty to the regulatory system and its impact on our business. Please see “Risk Factors—Risks Related to Our Business and Industry—We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business,” “—Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition,” “—Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition,” and “—Failure by us to comply with federal banking regulation may subject us to fines and penalties and our relationships with our issuing banks may be harmed” for additional information.
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
Money Transmitter Licenses or Permits. Most states regulate the business of sellers of traveler’s checks, money orders, drafts and other monetary instruments, which we refer to collectively as money transmitters. While many states expressly exempt banks and their agents from regulation as money transmitters, others purport to regulate the money transmittal businesses of bank agents or do not extend exemptions to non-branch bank agents. We have historically taken the position that state money transmitter statutes do not apply to our core prepaid card distribution business. Nonetheless, in connection with our open loop business, we rely on the money transmitter licenses of Blackhawk Network California in connection with our bank-issued products in some of those states; and for our core retail distribution business, Blackhawk Network, Inc., is licensed in connection with gift card distribution in two states, Maryland and West Virginia.

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
Privacy. In the ordinary course of our business, we collect and store personally identifiable information about Cardpool customers, holders of our proprietary Visa gift, PayPower GPR and open loop incentive cards. This information may include names, addresses, email addresses, social security numbers, driver’s license numbers and account numbers. We also maintain a database of cardholder data for our proprietary Visa gift card relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. These activities subject us to certain privacy and information security laws, regulations and rules in the United States, including, for example, the privacy provisions of the Gramm-Leach-Bliley Act and its implementing regulations, various other federal and state privacy and information security statutes and regulations, and the Payment Card Industry Data Security Standard.
These federal and state laws, as well as our agreements with our issuing banks, contain restrictions relating to the collection, processing, storage, disposal, use and disclosure of personal information, and require that we have in place policies regarding information privacy and security. We have in effect a privacy policy, as well as business processes, relating to personal information provided to us in connection with requests for information or services, and we continue to work with our issuing banks and other third parties to update policies and programs and adapt our business practices in order to comply with applicable privacy laws and regulations. Certain state laws also require us to notify affected individuals of certain kinds of security breaches that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach. Please see “Risk Factors—Risks Related to Our Business and Industry—Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition” and “—A data security breach could expose us to costly government enforcement actions, liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues” for additional information.
Foreign Regulation. We are subject to regulation by foreign governments and must maintain permits and licenses in certain foreign jurisdictions in order to conduct our business. Our Blackhawk Network (UK) Limited subsidiary is regulated as an electronic money institution in the United Kingdom, and in 2012, it began issuing an open loop product. We have “passported” the money license to Germany and the Netherlands under EU regulations. Foreign regulations also present obstacles to, or increased costs associated with, our expansion into international markets. For example, in certain jurisdictions we face costs associated with repatriating funds to the United States, administrative costs associated with payment settlement and other compliance costs related to doing business in foreign jurisdictions. We are also subject to foreign privacy and other regulations. These foreign regulations often differ in kind, scope and complexity from U.S. regulations. Please see “Risk Factors—Risks Related to Our Business and Industry—We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations” for additional information.
For additional information about the regulatory environment in which we operate, please see “Risk Factors—Risks Related to Our Business and Industry—We operate in a highly and increasingly regulated environment, and failure by us or our partners and clients to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition” and “—Changes in laws and regulations to which we are subject, or to which we may become subject in the future, may materially increase our costs of operation, decrease our operating revenues and disrupt our business.”

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
Employees
As of January 2, 2016, we had 2,331 employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.
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
Our revenues have grown rapidly, increasing from $1.4 billion in 2014 to $1.8 billion in 2015, representing a growth rate of 24.6%. There can be no assurance that we will be able to continue our historic growth rates in future periods. Our ability to maintain and grow our business depends on a number of factors, many of which are outside our control. These include:

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
Our future growth and profitability depend upon our continued expansion within the markets in which we currently operate and the further expansion of these markets. As part of our strategy to achieve this expansion, we look for acquisition opportunities, investments and alliance relationships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, investment and alliance candidates in the future, and if we do, they may not provide us with the value and benefits we anticipate.
Our operating revenues may decline if we lose one or more of our top retail distribution partners, fail to maintain existing relationships with our retail distribution partners or fail to attract new retail distribution partners to our network, or if the financial performance of our retail distribution partners’ businesses declines.
The success of our business depends in large part upon our relationships with retail distribution partners. During 2015, 2014 and 2013, products sold through our top five largest retail distribution partners accounted for approximately 32.2%, 36.4% and 43.2% of our operating revenues, respectively. Many of our retail distribution partner agreements are subject to renewal every three to five years. Upon expiration of their agreements with us, our distribution partners may enter into relationships with our competitors instead of renewing their agreements with us, renew all or a portion of their agreements with us on less favorable terms or establish direct relationships with our content providers. In addition, a distribution partner may file for bankruptcy or otherwise sell off or wind-down its business. There is no assurance that we will be able to continue our relationships with these distribution partners on the same terms, or at all, in future periods. Among other things, many of our distribution partner agreements contain varying degrees of exclusivity for us as the provider of prepaid products in their stores, and it is important to our competitive positioning to maintain those exclusive relationships. Our operating results could be materially and adversely affected if any of our significant distribution partners terminates, fails to renew or fails to renew on similar or more favorable terms, its agreement with us; and any publicity regarding such loss could harm our reputation, making it more difficult to attract and retain other distribution partners. In addition, exclusive relationships between potential distribution partners and our competitors as well as other commercial arrangements may make it difficult for us to attract new distribution partners to our network.
The success of our business also depends on the continued success of our distribution partners’ businesses. Accordingly, our operating results may fluctuate with the performance of our partners’ businesses, including their ability to maintain and increase consumer traffic in their stores.

We rely on our content providers for our product and service offerings, and the loss of one or more of our top content providers or a decline in the contracted commission when such a content provider renews its agreement with us or a decline in demand for their products, or our failure to maintain existing exclusivity arrangements with certain content providers or to attract new content providers to our network, could have a material adverse effect on our business, results of operations and financial condition.
The success of our business depends, in large part, on our ability to offer a wide array of quality content. Our agreements with our content providers generally range from one to three years in length. There can be no assurance that we will be able to negotiate a renewal of those agreements on satisfactory economic or other terms or at all. Some of these agreements also permit the content providers to terminate their agreements with us prior to expiration if we fail to meet certain operational performance standards, among other reasons. In addition, we distribute the open loop gift and reloadable products of certain of our competitors, such as American Express, Green Dot and NetSpend. These content providers may choose to cease doing business with us for competitive or other reasons.
Many of our content provider agreements specify varying degrees of exclusivity for Blackhawk as a third-party distributor. Failure to maintain the same level of exclusivity of any of our agreements, whether upon renewal with our content providers or otherwise, could adversely affect our business, results of operations and financial condition. The exclusive arrangements that we have been able to negotiate vary widely, and in many instances exclusivity is limited to particular channels, such as conventional grocery retailer channels, or more narrowly. Our content providers with limited or no exclusivity arrangements may decide to establish direct relationships with our distribution partners or use other third-party distributors to sell through existing or other channels. Our content providers may also eliminate their third-party distribution relationships entirely and offer their cards only in their own physical and online retail locations. Certain of our content providers represent a significant portion of our revenues, one of which (Apple Inc.) represented 13.7%, 13.6% and 14.7% of our total operating revenues in 2015, 2014 and 2013, respectively.
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
We rely on card issuing banks for critical services, such as membership in the Visa card association and provision of FDIC-insured depository accounts tied to our program-managed open loop card programs, including gift cards, incentive debit cards and GPR cards. MetaBank is one of the card issuing banks for our proprietary open loop card programs and, in 2015, was the card issuing bank for the substantial majority of such programs. The MetaBank program represented approximately 15.2%, 11.6% and 9.6% of our total operating revenues for 2015, 2014 and 2013, respectively. If our relationship with MetaBank deteriorates, it could hinder our ability to grow our business and have a material adverse effect on our business, results of operations and financial condition. We cannot provide any assurance that we will continue to achieve comparable financial terms related to these programs if we are required or elect to reduce or eliminate new card issuances through MetaBank. In addition, we may not be able to renew our existing agreements with similar terms or in its entirety with card issuing banks or enter into relationships with additional banks on acceptable terms, or at all. Furthermore, consumer spending patterns may change, resulting in a decrease of the unredeemed card balance which, in turn, could adversely affect our program revenues from our issuing banks, results of operations and financial condition.

We have agreements with Sunrise Bank, N.A. as a second card issuing bank for proprietary Visa gift cards and with The Bancorp Bank (Bancorp) as a second card issuing bank for Visa-branded GPR cards. There can be no assurance that we will be able to reduce the risk associated with our reliance on MetaBank. We continue to use MetaBank as the card issuing bank for a substantial majority of our proprietary Visa gift cards, and we cannot provide any assurance that we will continue to achieve comparable financial terms related to these programs. In addition, there has been increased regulatory scrutiny of products and services that are offered by card issuing banks in general (including our card issuing banks) in conjunction with third parties. For example, Bancorp entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the FDIC) which became effective on June 5, 2014. While Bancorp took that action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to its Bank Secrecy Act (BSA) Compliance Program, the Stipulation and Order has in certain cases limited our ability to expand our offering of Bancorp-issued GPR cards. There can be no assurance that we will continue to be able to rely on Bancorp as a secondary card issuing bank for new distribution of GPR cards. As another example, on January 5, 2015, the FDIC published industry guidance in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as “brokered” deposits. The FDIC determined that, subject to certain limitations, many funds obtained from consumers as part of the purchase of GPR cards sold to members of the public at retail stores qualify as brokered deposits. Only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval; and an “adequately capitalized” depository institution may accept brokered deposits only with prior regulatory approval.
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
Approximately 72.4% of our 2015 operating revenues were derived from sales of our products and services at the locations of our retail distribution partners. Our success depends heavily on the prepaid products selected for display by our distribution partners and how our distribution partners actually display and promote the prepaid products, which we can influence and facilitate but do not control. For example, the in-store placement and size of our prepaid card displays, as well as the marketing and merchandising efforts of our distribution partners for our products and services, all have an impact on the number and transaction dollar volume of products and services sold. Although we advise our distribution partners concerning optimal display of the card content, our contracts allow distribution partners to exercise significant discretion over the placement and promotion of our products in their stores. In addition, our distribution partners who only have basic displays of our products may not be willing or able to implement enhanced displays and marketing efforts, which could significantly harm our ability to grow our business. If our distribution partners give more favorable placement or promotion to the products and services of our competitors, or otherwise fail to effectively market our products and services, or implement changes in their systems that disrupt the integration with our processing systems, our results of operations may suffer.
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

We operate in a highly and increasingly regulated environment, and failure by us or our partners and clients to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition.
We and our content providers and distribution partners and issuing banks are subject to a wide variety of federal, state, local and foreign laws and regulations. This legal and regulatory landscape has significantly expanded and has become increasingly complex in recent years, and we expect such trends to continue. These laws and regulations presently include, among others:

•
federal anti-money laundering laws and regulations, including the USA Patriot Act (the Patriot Act), the BSA, anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations and similar international laws and regulations;

•	federal and state consumer protection laws and regulations;

•	federal economic sanctions laws overseen by the Office of Foreign Assets Control (OFAC);

•	state unclaimed property (escheat) laws and money transmitter licensing requirements;

•	data protection laws and regulations; and

•	foreign jurisdiction payment services industry laws and regulations.
Costs of compliance or penalties for failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
The laws and regulations applicable to our business, and to the businesses of our content providers and distribution partners, are often unclear and may differ or conflict among jurisdictions, rendering compliance difficult and costly. Failure by us and our regulated subsidiaries or businesses that participate in our distribution network to comply with all applicable laws and regulations could result in fines and penalties, limitations on our ability to conduct our business, or governmental or third-party actions. Regulatory agencies in these matters may seek recovery of large or indeterminate amounts or seek to have aspects of our business or that of our business partners modified or suspended. The outcome of regulatory proceedings or investigations is difficult to predict. Any fines, penalties or limitations on our business could significantly harm our reputation with consumers and other program participants, as well as the reputation of the banks that issue open loop cards that we manage, any and all of which could materially and adversely affect our business, operating results and financial condition, including potentially decreasing acceptance and use of, and loyalty to, our products and services. In addition, if our content providers, distribution partners or other customers have adverse experiences resulting from regulatory compliance obligations arising from their relationships with us, they may seek to curtail, terminate or adversely modify those relationships, which could harm our business, operating results and financial condition. In addition, we perform various compliance functions on behalf of our card issuing banks, and any failure to perform those functions properly could result in contractual claims brought against us by our card issuing banks or actions brought by regulatory agencies.
We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business.
In the U.S., we are subject to the BSA, as amended by the Patriot Act, and we are subject to similar laws in other markets, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act in Canada. In the U.S., Blackhawk Network California is a registered money services business subject to reporting requirements related to anti-money laundering compliance obligations arising under the Patriot Act and its implementing regulations. A more aggressive enforcement of the BSA and other anti-money laundering and terrorist financing prevention laws or more onerous regulation could increase our or our distribution partners’ compliance costs or require changes in, or place limits upon, the products and services we offer. In addition our compliance with the relevant requirements requires significant personnel resources, as well as extensive contact with legal counsel and consultants to stay abreast of applicable law and regulations which results in additional costs. Each of these could have a material adverse effect on our business, results of operations and financial condition.
We are subject to examination by the Internal Revenue Service as we are a “money services business” under the BSA. To the extent that we fail to comply with the BSA, we are subject to enforcement jurisdiction by the Financial Crimes Enforcement Network of the Department of the Treasury and potentially other federal and state regulatory agencies, and we may incur fines and penalties as well as harm our relationships with our issuing banks, all of which could have a material adverse effect on our business, results of operations and financial condition.

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
In addition, on November 13, 2014, the CFPB issued a proposed rule to regulate prepaid accounts (the Proposed Rule). The Proposed Rule would cover the GPR cards that we program manage and distribute, our Reloadit product, and potentially certain other products we distribute. With respect to covered products, the Proposed Rule would mandate; (i) extensive pre-purchase and post-purchase disclosures; (ii) expanded electronic billing statements; (iii) adherence to the requirements of Regulation E, including requirements regarding limitations on customer liability and billing error resolution; (iv) adherence to certain requirements of Regulation Z for prepaid accounts that permit negative balances (including overdraft features); and (v) public posting of account agreements. While we believe that application of certain Regulation E provisions to GPR products is appropriate, other components of the Proposed Rule would be highly disruptive to our distribution partners’ business and may materially increase our or our distribution partners’ costs of operation or disrupt our business. Although many in the industry have advocated changes to the Proposed Rule, there can be no assurance that the ultimate rule will incorporate the changes advocated. Other aspects of Regulation E compliance could impose additional obligations on our card issuing banks or us, which could increase our costs of operations or make our card issuing banks unwilling to engage in the GPR business.
We also may become subject to further regulation by the CFPB, which on July 17, 2012, issued a final rule defining certain nonbank “larger participants” in markets for consumer financial products or services. It is uncertain whether the CFPB will include money transmission and prepaid cards within the definition of larger participant as well as whether we will be considered a larger participant subject to CFPB regulatory, supervisory and enforcement powers. The CFPB can obtain cease and desist orders, which may include orders for restitution or rescission of contracts as well as other kinds of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated the Dodd-Frank Act or CFPB regulations, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the type of cease and desist orders available to the CFPB. Expanded CFPB jurisdiction over our business may increase our compliance costs and risks, which could have a material adverse effect on our business, results of operations and financial condition.

Nonbank entities providing consumer financial products or services are subject to the CFPB’s regulatory and enforcement authority and, as a result, the CFPB may conduct examinations or request information from supervised entities. If the CFPB determines that there is a need to examine us or requests significant information from us, it could increase our costs of operation or disrupt our business.
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
We are subject to federal banking regulation through our relationships with our card issuing banks. The GPR cards and certain open loop products for which we serve as program manager are the products of MetaBank, Sunrise Bank, N.A. and The Bancorp Bank, which we refer to collectively as our card issuing banks and which are subject to various federal and state laws and regulation by a number of authorities, including the OCC, the Federal Reserve Bank (the FRB), FDIC, and the Delaware Office of the State Bank Commissioner. As a third-party service provider to our card issuing banks, we are subject to regulation and audit and examination by the OCC, FRB and FDIC. As an agent of our issuing banks, we are considered “institution-affiliated parties” of our issuing banks and subject to the enforcement jurisdiction of these federal banking agencies for our activities in that capacity. To the extent that we fail to comply with such federal banking regulations, we may incur fines and penalties and our relationships with our issuing banks may be harmed, all of which could have a material adverse effect on our business, results of operations and financial condition.
On October 30, 2013, the OCC issued guidance, or the Bulletin, on third-party relationships and associated risk management by federal banks. The Bulletin states that the OCC expects each bank to have risk management processes that are commensurate with the level of risk and complexity involving third parties providing the bank with “critical” activities. The “critical” activities include certain of the services that we perform for our issuing banks. Consequently, to enable our issuing banks to meet their obligations under the Bulletin, they may impose on us (and, in turn, our distribution partners) additional obligations, including record keeping and reporting requirements, as well as examinations. Compliance with these potential additional obligations could increase our and our distribution partners’ compliance costs or disrupt our business, which in turn could have a material adverse effect on our business, results of operations and financial condition.
Data Protection and Security Regulation of privacy, data protection and security could increase our costs, as well as negatively impact our growth.
We are subject to regulations related to privacy, data protection and information security in the jurisdictions in which we do business. The regulatory framework for data protection and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
For example, in October 2015, the Court of Justice of the European Union invalidated the “Safe Harbor” pact between the United States and the European Union, under which companies were allowed to move personal data on EU residents to US-based computer servers without breaching EU data-protection rules. In doing so, the Court permitted national European regulators to suspend personal data transfers if the companies did not provide sufficient privacy regulations. Following the order by the Court of Justice of the European Union, some national regulators have, in fact, ordered companies to stop some transfers of personal data of their users to the United States. The United States and the European Commission recently agreed to a new framework for transatlantic data flows called the “EU-U.S Privacy Shield.” The text of the new framework was released on February 29, 2016 and it will require additional approvals by regulators in Europe and/or the United States before becoming effective. We will need to assess the specific requirements of the Privacy Shield to determine whether we can comply with the new framework. If we are unable to comply with the EU-U.S. Privacy Shield, or if the Privacy Shield does not become effective, we will need to develop alternative solutions to ensure that data transfers from the E.U. to the U.S. provide adequate protections to comply with the E.U. Data Protection Directive. If we fail to develop such alternative data transfer solutions, one or more national data protection authorities in the European Union could bring enforcement actions seeking to prohibit or suspend our data transfers to the U.S. and we could also face additional legal liability, fines, negative publicity, and resulting loss of business.
Failure to comply with these laws, regulations and requirements related to privacy, data protection and information security could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.  New requirements in these areas, either from new regulations or laws or any additions or changes (as well as the manner in which they could be interpreted or applied) may also increase our costs and could impact aspects of our business such as fraud monitoring.

Costs of compliance or penalties for failure to comply with or changes in state unclaimed property laws and regulations and changes in state tax codes could have a material adverse effect on our business, financial condition and results of operations.
Certain state unclaimed property laws require that card issuers track information on our card products and services and that, if customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction. In certain instances, we are responsible for compliance with applicable state unclaimed property laws and we have also agreed to provide information to our issuing banks on card usage to enable them to comply with unclaimed property laws with respect to our program-managed bank-issued products for our retail and incentive businesses.
We have derived approximately 1% of our revenues in each of the last three fiscal years from consumers’ failure to redeem prepaid products that we issue. We also earn program management and other fees from the banks that issue our program-managed open loop gift and incentive cards that may be adversely impacted to the extent that unredeemed funds on such products become increasingly subject to state unclaimed property laws. Such fees represented 10.2%, 6.6% and 4.0% of total revenues in 2015, 2014 and 2013, respectively.
Unclaimed property laws vary from state to state and apply differently to different types of products. State regulators could interpret definitions in escheatment statutes and regulations in a manner that may adversely affect unredeemed balances that the issuing banks provide us as program management and other fees. Should such state regulators choose to do so, they may initiate collection or other litigation action for unreported abandoned property. Such actions may, among other things, seek to assess fines and penalties. In addition, states may periodically revise their unclaimed property laws to increase state revenues relating to collection of unclaimed property. Moreover, states may also revise their tax codes to introduce new or higher taxes relating to our products and services. Thus, changes in law or regulatory activity, individually or in the aggregate, could adversely affect our margins and make our products and services less attractive to consumers.
If we fail to maintain our existing money transmitter licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.
Most states regulate the business of sellers of traveler’s checks, money orders, drafts and other monetary instruments, which we refer to collectively as money transmitters. While a large number of states expressly exempt banks and their agents from regulation as money transmitters, others purport to regulate the money transmittal businesses of bank agents or do not extend exemptions to non-branch bank agents. We have historically taken the position that state money transmitter statutes do not apply to our core prepaid card distribution business. Nonetheless, in connection with our open loop business, we rely on the money transmitter licenses of Blackhawk Network California in connection with our bank-issued products in some of those states; and our core distribution business operated by our wholly-owned subsidiary Blackhawk Network, Inc. is licensed in connection with gift card distribution in two states, Maryland and West Virginia.
Blackhawk Network California is a licensed money transmitter in 47 U.S. jurisdictions and in Puerto Rico. The remaining U.S. jurisdictions either do not currently regulate money transmitters or do not regulate our current businesses. If our regulated subsidiaries fail to maintain their existing licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.
Changes in laws and regulations to which we are subject, or to which we may become subject in the future, may materially increase our costs of operation, decrease our operating revenues and disrupt our business.
Changes in laws and regulations, or the interpretation or enforcement thereof, may occur that could:
•impair or eliminate our ability to conduct certain aspects of our business;
•increase our compliance and other costs of doing business;
•require significant product redesign or systems redevelopment;
•render our products or services less profitable, obsolete or less attractive compared to competing products;
•affect our distribution partners’ or content providers’ willingness to do business with us or operate in our industry;
•affect our Cardpool exchange partners’ willingness to do business with us;
•reduce the amount of revenues that we derive from unredeemed prepaid products;
•cause loyalty, awards and promotional cards to be treated like other prepaid cards; and

•discourage distribution partners from offering, and consumers from purchasing, our prepaid products.
Any of these potential changes could have a material adverse effect on our business, results of operations and financial condition. In light of current economic conditions, legislators and regulators have increased their focus on the banking and consumer financial services industry. As a result, in recent years there has been a significant increase in the regulation of the prepaid industry that is intended to further protect consumers and help detect and prevent money laundering, terrorist financing and other illicit activities. Please see the Risk Factor titled “Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition.”
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
For example, the provisions of the Dodd-Frank Act known as the Durbin Amendment gave the Federal Reserve Bank (the FRB) the power to regulate debit card interchange fees. On June 29, 2011, the FRB issued its final rule that, among other things, allows an issuer to raise its interchange fees by as much as one cent if it implements certain fraud-prevention measures. GPR cards, including certain of our GPR products, and qualifying issuing banks with less than $10 billion in assets, including some of our issuing banks, are exempt from the rule. However, to the extent that one or more of our GPR products or issuing banks lose their exempt status, the interchange rates applicable to transactions involving those GPR products or issuing banks could be affected, which would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations. Please see the Risk Factor titled “We rely on relationships with card issuing banks for services related to products for which we act as program manager, and our business, results of operations and financial condition could be materially and adversely affected if we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us.” Additionally, the Durbin Amendment requires that certain prepaid access products be accessible through two unaffiliated payment networks, which we refer to as the network exclusivity requirement. We and the issuing banks and program managers for these open-loop gift and GPR cards made changes in response to the requirement, which increased certain of our costs. After the Staff of the Board of Governors of the Federal Reserve System, or the Staff, issued certain “frequently asked questions”, or FAQs, relating to the network exclusivity requirement, we, our issuing banks and other program managers made further changes to address each set of FAQs.
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
We face intense competitive pressure, which may materially and adversely affect our revenues and profitability. Continued consolidation within our industry could increase the bargaining power of our current and future clients and vendors and further increase our client concentration or reduce competition among our third-party vendors.
The prepaid industry is highly competitive. We face a number of competitors across different sectors both domestically and internationally. We compete with a number of other industry participants in the United States and internationally in connection with prepaid card issuance, program management, prepaid product distribution, offers, marketing and processing, secondary card exchange and, business-to-business transactions involving corporate incentives, rebates and consumer promotions, including some competitors with whom we contract for various products or services. We also face competition from e-gift and digital gift card providers and sellers, as those form factors grow in popularity. We also face competition from companies that are developing new prepaid access technologies and products and from businesses outside of the prepaid industry, including processors, providers of financial services such as banks and money services businesses, and card issuers that offer credit cards, private label retail cards and gift cards.
We operate a reload network, branded as the Reloadit network, which currently competes with other reload networks, including those for Green Dot, NetSpend and InComm. The nature of that competitive pressure has changed due to fraud issues. Please see the Risk Factor titled “Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us or our partners and reduce the use and acceptance of our prepaid access products and services” for additional information.

Many of our current or potential competitors have longer operating histories and greater name recognition than we do. Some have larger or more diversified customer bases. Many also are substantially larger than we are, may have substantially greater financial or other resources than we have, may develop and introduce a wider or more innovative range of products and services than we offer or may implement more effective marketing strategies than we do, thus achieving broader brand recognition, customer awareness and market penetration. To stay competitive, we may need to decrease our commissions and fees earned from content providers, increase the commissions and incentives that we share with our distribution partners, lower our fees from business clients, or make modifications to the agreements with our content providers and distribution partners that are not favorable to us, any of which could reduce or eliminate our profitability. Increased pricing pressure also increases the importance of cost containment and increased productivity in other areas, including through investments in technology development to support our network, and we may not succeed in these efforts. Our failure to compete effectively against any of the foregoing competitive threats could have a material adverse effect on our business, results of operations and financial condition.
In addition, if our clients merge with entities that are not our clients, our clients may switch to competitors if the acquiring corporation has a pre-existing relationship with them or clients may otherwise cease to exist, thereby negatively impacting our existing agreements and projected revenues with these clients. Continued consolidation within our industry could increase the bargaining power of our current and future clients and vendors and further increase our client concentration or reduce competition among our third-party vendors.
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
Our revenues, expenses, operating results, liquidity and cash flows have fluctuated, and may in the future fluctuate, significantly from quarter to quarter due to a number of factors, many of which are outside our control. In addition to the effects of seasonality described below under the risk factor titled “Due to seasonal fluctuations in our business, adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations and financial condition,” factors that may contribute to these fluctuations include the following:
•the addition or loss of one or more significant distribution partners or content providers;
•consumer spending patterns and preferences;
•business spending patterns and preferences;
•general economic conditions affecting consumer spending;
•the overall business condition of our distribution partners and content providers;
•the development and expansion of new product and service offerings by our competitors;

•	changes in pricing and fee structures, whether driven by competitive factors, issuing banks, card associations, regulatory requirements or otherwise;

•	changes to our product and service offerings or changes in the way our products and services are sold, whether due to regulatory requirements or otherwise;
•changes in our product and service mix;
•changes in regulations or changes in interpretations of existing regulations;
•the institution of new, or the adverse resolution of pending, litigation or regulatory investigations applicable to us;

•	business and service interruptions resulting from natural disasters, fraud, security breach or cyber attack, or network infrastructure failures;
•the timing of our distribution partners’ roll out of new programs and content; and
•other factors discussed elsewhere in this “Risk Factors” section.
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

As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Any quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly.
Due to seasonal fluctuations in our business, adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations and financial condition.
Seasonal consumer spending habits significantly affect our business. During 2015, we derived approximately 19.2% of our annual revenues in the last four weeks of our fiscal year. A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. As a result, we earn a significant portion of our revenues and generate a higher portion of our net income during the fourth fiscal quarter of each year. The timing of December holiday sales, cash inflows from our distribution partners and cash outflows to our content providers also results in significant but temporary increases in our cash flow and certain balance sheet items at the end of each fiscal year relative to normal daily balances. We also experience an increase in revenues and cash flows in the second fiscal quarter of each year, which we primarily attribute to Mother’s Day, Father’s Day, the graduation gifting season and the Easter holiday. Depending on when the Easter holiday occurs, the associated increase could occur in either our first or second fiscal quarter. Adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year.
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
Our corporate incentives, rebates and consumer promotions business could suffer if there is a decline in demand for certain types of programs, or for prepaid cards as customer rewards, consumer rebates and channel and employee rewards under such programs.
Business demand for incentive programs in general or some of our programs in particular may stagnate or decline if business promotional strategies change (e.g., from rebates to instant discounts) or if broader economic downturns cause businesses or employers to either end or significantly reduce their use of incentive programs and prepaid cards in connection with them. In addition, businesses may choose an alternative form of incentive (e.g., markdowns, instant discounts, coupons, or alternative forms of reward programs). Consumer or employee perception of certain types of incentive and reward programs may decline, which may cause businesses to use alternate promotional strategies. Consumer or employee perception of prepaid cards as valued incentives or rewards may decline, which may deter businesses from using such cards for reward, rebate, engagement or incentive purposes in general and through our program in particular. Consumer perceptions of gift cards and changes in gifting technologies could harm our incentives business as discussed in the risk factors titled “Our closed loop and open loop gift card business could suffer if there is a decline in the attractiveness of gift cards to consumers” and “Our failure to keep pace with the rapid technological developments in our industry and the greater electronic payments industry may materially and adversely affect our business, results of operations and financial condition.” Finally, legislative, regulatory, or judicially-imposed limitations on promotional strategies or use of prepaid cards in connection with incentive programs may also result in decline in the use of certain types of incentive programs, the use of prepaid cards as a reward option under such programs, or a decline in consumer perception of such programs. Decline or stagnation in business demand for, or use of prepaid cards or consumer acceptance of and demand for, prepaid cards as rewards, incentives or rebates, or a failure of demand to grow as expected, could have a material adverse effect on our business, results of operations and financial condition.

Our ability to increase our revenues from prepaid financial services products, including GPR cards, will depend, in large part, upon the overall success of the prepaid financial services industry.
We earn fees when GPR cards are loaded or reloaded through our network or are used by consumers. If consumers do not maintain or increase their usage of prepaid cards, our operating revenues may remain at current levels or decline. As the financial services industry evolves, consumers may find prepaid financial products and services such as GPR cards to be less attractive than traditional payment instruments, new products offered by others or other financial services. Prepaid financial products and services may fail to maintain or achieve greater popularity for any number of reasons, including the general perception of the prepaid industry, fees associated with the use of GPR cards, the potential for fraud in connection with these products, changes to these products from time to time, including those that result from new regulatory requirements, new technologies and a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment or there could be a change in an issuing bank’s ability to qualify for an exemption from certain portions of the Dodd-Frank Act’s interchange provisions. Negative publicity surrounding other prepaid financial products and service providers could adversely affect our business or our industry as a whole. “Victim-assisted” fraud using financial services products has become more prevalent and either measures taken to reduce such fraud or regulations requiring additional consumer protections could adversely impact our business in this area. See the Risk Factor titled “Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us or our partners and reduce the use and acceptance of our prepaid access products and services.”
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
The prepaid industry depends upon the overall level of consumer spending. Prepaid card sales for gifting purposes are particularly dependent on discretionary consumer spending. Consumer spending may be adversely affected by general economic conditions, including consumer confidence, interest and tax rates, employment levels, salary and wage levels, the availability of consumer credit, the housing market and energy and food costs. The effects of these conditions on our business may be exacerbated by changes in consumer demand for prepaid products and services in general or for the products and services we offer. Adverse economic conditions in the United States or other regions where we conduct business may reduce the number and transaction dollar volume of prepaid cards that are purchased or reloaded through our distribution network, the number of transactions involving those cards and the use of our reload network and related services, all of which could have a material and adverse effect on our business, results of operations and financial condition. As consumer preferences for gift card purchasing changes, the number and transaction dollar volume of prepaid cards will change and could decline, which could have a material and adverse effect on our business, results of operations and financial condition.
Our business depends on the efficient and uninterrupted operation of our transaction processing systems, including our computer network systems and data centers, and if such systems are disrupted, our business, results of operations and financial condition could be materially and adversely affected.
Our ability to provide reliable service to consumers, distribution partners, content providers and other customers depends on the efficient and uninterrupted operation of our computer network systems and data centers, as well as those of our content providers, distribution partners and third-party processors. Our business involves the movement of large sums of money, the processing of large numbers of transactions and the management of the data necessary to do both. As part of our operations, we rely on technologies and software - some of which we develop and some of which are supplied by third parties - that may contain errors, viruses or defects. Our success depends on our ability and the ability of our partners and respective vendors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner.

Our transaction processing systems and websites (or those of our content providers, distribution partners or third-party processors) may experience service interruptions, delays or degradation as a result of processing or other technology malfunction, software defects, technology installation difficulties or delays, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, civil unrest, political instability or military activity, terrorism, security breach or cyber attack, physical break-in or accident. Additionally, we rely on service providers for the timely transmission of information to or across our data network. If a service provider fails to provide the communications capacity or services we require, the failure could interrupt or delay our services. In the event of a service interruption, delay or degradation of our transaction processing systems, the preventive measures we have taken, including the implementation of disaster recovery plans and back-up systems, may not be successful, and we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur, or in the future we may determine to self-insure against some of these risks. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
A data security breach could expose us to costly government enforcement actions, liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.
We and our content providers and distribution partners receive, transmit and store confidential customer, card and other information in connection with the sale and use of our prepaid products and services. The encryption software and other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened in recent years by advances in computer capabilities and the increasing sophistication of hackers, and companies that store, process and transmit similar information have been specifically and increasingly targeted by sophisticated criminals in an effort to obtain the information and utilize it for fraudulent transactions. We regularly experience unauthorized attempts to access our systems. While we have multiple security measures in place to both prevent and detect intrusions, rapid advances in computer capabilities and the increasing sophistication of hackers may expose us to unauthorized access. Also, the encryption software and other technologies we use to protect the storage, processing and transmission of confidential customer, card data and other confidential information may not be effective protection.
The banks that issue our program-managed cards, as well as our other content providers, distribution partners and third-party processors and certain vendors, also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer information and/or card data, including theft of funds on the card or counterfeit reproduction of the cards. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions, costs associated with data breach notifications, and private litigation. In addition, consumers could lose confidence in our ability to protect their personal information, which could cause them to stop buying prepaid products that we offer. A significant data security breach involving company employees could hurt our reputation, cause us recruiting and retention challenges, increase our labor costs and affect how we operate our business.
A data security breach of our or our partners’ systems could lead to theft and fraudulent activity involving our products and services, monetary loss or penalties, reputational damage, private claims or regulatory actions against us and increased compliance costs. Any such data security breach could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our business, results of operations and financial condition. Further, a significant data security breach could lead to additional legislation or regulation, which could result in new and costly compliance obligations. We may have to replace any issuing bank or third-party processor that has a security breach, which may not be possible on acceptable terms, or at all. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
As a merchant that accepts debit and credit cards for payment and as a company that program manages and processes open loop gift card transactions carrying card network brands, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”) issued by the Payment Card Industry Security Standards Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. Our removal from networks’ lists of PCI DSS compliant service providers could mean that existing customers, sales partners or other third parties may cease using or referring our services or the banks that issue our program-managed cards could terminate our existing processing arrangements with them. Also, prospective customers, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to do business with us. In addition, the card networks could refuse to allow us to process through their networks, impose fines or require us to take steps to remediate our data security.

We and our web customers, as well as those of other companies, may be targeted by parties using fraudulent “spoof” and “phishing” emails or using fraudulent websites that have cloned websites, to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. Spoof or phishing emails and cloned websites appear to be legitimate emails sent by, or legitimate websites operated by, our company. However, these emails or cloned websites may direct recipients to false websites or request confidential information that can be utilized by third parties and could result in the theft, publication, deletion or modification of confidential customer information and/or card data, including theft of funds on the card or in an account. Despite our efforts to mitigate “spoofing”, “cloning” and “phishing” through product improvements, website enhancements, user education and other means, these tactics remain threats that may damage our brands, discourage use of our websites or products, and increase our costs.
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
We are involved, and in the future may be involved, in various litigation, indemnification and regulatory matters arising in the ordinary course of business. We also are subject to ongoing regulatory examinations related to our state money transmitter licenses. We may also be subject to other regulatory investigations from time to time. These matters can result in substantial costs and diversions of management time and other resources. While we do not anticipate any material negative outcomes related to these matters, we can provide no assurance that any pending or future matters will not have a material adverse effect on our business, results of operations and financial condition.
Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us or our partners and reduce the use and acceptance of our prepaid access products and services.
Issuers of prepaid products have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited. Criminals are using increasingly sophisticated methods to acquire or activate prepaid cards illegally or to use prepaid cards in connection with illegal activities. In addition, we are subject to the security vulnerabilities of third parties who provide transaction processing services to us or to our content providers and distribution partners. Furthermore, our Cardpool business subjects us to additional fraud risks associated with previously owned cards or with “merchandise credits.” Merchandise credits function much like a prepaid gift card once issued. Such credits may result from organized retail theft, typically in the form of returns of stolen or fraudulently obtained goods by organized groups of professional shoplifters, or “boosters,” who then convert such goods into merchandise credits, which are sometimes then exchanged for cash. To the extent that our content providers view the exchange of merchandise credits by our Cardpool business as contrary to their efforts to reduce organized retail crime, our relationships with those content providers may be adversely affected. Content providers may also change their merchandise credit practices in a way that hurts our business. In addition, law enforcement agencies have advised us of investigations into the exchange activities of certain customer programs they believe may involve illicit activity by retail criminals. Although we have enhanced anti-fraud and anti-crime measures, such as improved “know your customer” and suspicious activity reporting in connection with our Cardpool business in an effort to reduce our fraud risk and the risk of illegal activity (including money laundering) being associated with our Cardpool business, the outcome of investigations by law enforcement agencies is difficult to predict. The monetary and other impacts of these investigations and our ongoing risk management actions may remain unknown for a substantial period of time.

Our Reloadit product, which allows the consumer to use the PIN method of reloading GPR cards, has been the subject of fraudulent activity in less than one percent of our sales of the Reloadit product. The most prevalent form of fraud related to this product involves a scammer calling an unsuspecting consumer, convincing the consumer to buy a Reloadit product and providing the scammer with information that allows the scammer to transfer the funds to the scammer’s own GPR card. This kind of victim-assisted fraud, in which a willing victim purposely gives away his or her personal information to a stranger, has proven difficult to stop. One of our competitors has chosen to discontinue its PIN-based reload programs and move fully to a “card swipe” reload process, where the cardholder must be present in the store and swipe the actual GPR card in order to reload funds. We have implemented significant measures to prevent and mitigate different types of fraud, including victim-assisted fraud, and have secured and developed certain technology to enhance our fraud protections for vulnerable populations and to deter scammers from targeting the Reloadit product as a useful vehicle to commit fraud. Nevertheless, our progressive fraud mitigation strategy may not be successful, which could result in losses and reputational damage, which could in turn reduce the use and acceptance of the products and services that we offer, cause distribution partners, content providers or reload network participants to cease doing business with us, lead to new legislation or greater regulation, or lead to civil or criminal proceedings and liability, all of which would increase our compliance costs or increase our direct or indirect expenses associated with fraud and illegal activity, and also could cause us to discontinue or materially change the Reloadit product.
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
A significant incident of theft or fraud, or results of these investigations involving customers of our business, or the prepaid industry or card exchange industry more generally, could also result in losses and reputational damage, which could in turn reduce the use and acceptance of the products and services that we offer, cause distribution partners, content providers or reload network participants to cease doing business with us, lead to civil or criminal proceedings and liability, lead to fines and penalties by the credit card associations or lead to greater regulation that would increase our or our partners’ compliance costs or increase our direct or indirect expenses associated with preventing and detecting both fraud and illegal activity.
Prior to customers’ purchases of our gift card products and GPR cards, we, or our content providers or our distribution partners generally bear losses due to theft and fraudulent access based on which party's card processing systems are at fault. Following activation, whether a cardholder bears the loss of any theft, fraudulent access or other loss of a card depends upon the issuer’s cardholder terms and conditions and protective provisions imposed by applicable laws, regulations or system rules. We generally bear such losses to the extent that (a) we process or program manage the card, (b) the cardholder has registered the card, (c) the loss exceeds the amount for which the cardholder is responsible (with the cardholder’s responsibility ranging from zero to $500) and (d) the cardholder notifies us of the loss within the required time frame.
Any changes we make to our product and service offerings to prevent fraudulent or illegal activities could have a material adverse effect on our business, results of operations and financial condition.
Changes in card association rules or standards set by Visa, MasterCard and Discover, or changes in card association and debit network fees or products or interchange rates, could materially and adversely affect our business, financial condition and results of operations.
We and the banks that issue our program-managed cards are subject to Visa and MasterCard card association and debit network rules and standards. Noncompliance with these rules or standards due to our acts or omissions or the acts or omissions of businesses that work with us could subject us or our issuing banks to fines or penalties imposed by card associations or networks, and we may be required to indemnify the banks for the fines and penalties they incur. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have a material adverse effect on our business, results of operations and financial condition.

In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and have a material adverse effect on our business, results of operations and financial condition. A portion of the revenue derived from our proprietary open loop cards is derived from our share of the fees charged to merchants for services provided in settling transactions routed through the networks of the card associations and network organizations, referred to as interchange fees. The enactment of the Dodd-Frank Act required the FRB to implement regulations that have substantially limited interchange fees for many issuers of debit cards and prepaid cards. While we believe that the exemption from the limits imposed by the FRB available to qualifying issuing banks with less than $10 billion in assets, which currently include MetaBank, Sunrise Bank, N.A. and Bancorp, will apply to our program-managed cards, it remains possible that the card associations and network organizations could reduce the interchange fees applicable to transactions conducted by the holders of cards issued by these banks. If interchange rates decline, whether due to actions by the payment networks, our issuing banks or existing or future legislation or regulation, or the interpretation or enforcement thereof, we may need to adjust our fee structure to offset the loss of interchange revenues. Any price increase in our products and services may make it difficult to acquire customers, to maintain or expand card usage and customer retention, and we consequently could suffer reputational damage and become subject to greater regulatory scrutiny. We may also need to discontinue certain products or services. As a result, our business, results of operations and financial condition could be materially and adversely affected.
Our retail distribution partners’ noncompliance or delays in complying with industry security standards related to credit and debit cards could negatively impact sales of our products, results of operations and financial condition.
Technological changes continue to significantly impact the financial services and payment services industries, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic wallets and mobile commerce, among others. The payment networks’ rules and regulations are generally subject to change, and they may modify their rules and regulations from time to time. Our retail distribution partners’ inability to react timely to changes in the rules and regulations or their interruption or application, may result in substantial disruption to our business and negatively impact our results of operations.
For examples, payment processors Europay, MasterCard and Visa, or “EMV,” set a deadline of October 2015 for retailers to install and implement in their point-of-sale systems new terminals that would accept credit and debit cards that have an imbedded chip on them. The chip is used in the transaction checkout instead of the magnetic strip and has information about the card holder and a unique transaction identification number that can only be used once. This chip-on-card technology prohibits fraudulent duplication of credit and debit cards and helps eliminate one of the primary sources of fraud at point of sale.
There are significant risks in delayed application of the EMV chip card standards to our retail distribution partners, which may have adverse implications for our business. Namely, if a retailer did not achieve EMV-compliance by October 2015, all liability for payment fraud losses incurred by such retailer shifted from the banks issuing the credit and debit cards to the EMV-non-compliant retailers. In response, some of our EMV-non-compliant retail distribution partners have taken measures in their stores to limit their exposure to liability for fraud losses by limiting or controlling the sales of higher denomination gift cards. While we have been assisting retailers in implementing alternative fraud prevention practices such as identity verification and credit card authentication, the actions taken by retailers to limit their liability for fraud losses during a transition to EMV compliance could have a material adverse impact on our results of operations and financial condition.
We may not be able to operate and scale our technology or integrate acquired technology effectively to match our business growth.
Our ability to continue our expansion, to provide our products and services to a growing number of content providers, distribution partners and business clients, as well as to enhance our existing products and services and offer new products and services, is dependent on our ability to apply our existing information technology or to develop new applications to meet the particular service needs of the growing markets. We may not have adequate financial or technological resources to develop effective and secure services and distribution channels that will satisfy the demands of these growing markets. We may fail to integrate the variety of technology platforms acquired pursuant to our recent series of acquisitions. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions or outages in system availability or performance and losses of our network participants. As a result of such, we may not be able to continue to grow our revenues and earnings.

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

In addition, in the past, we have received letters from various other parties claiming to have enforceable patent rights and asserting infringement of them by us. There can be no assurance that these assertions, or any such future assertions, will not result in liability or damages payable by us. For example, on July 31, 2014, Protegrity Corporation asserted that Blackhawk’s PayPower product may infringe the claims of ten patents owned by Protegrity. While we evaluated Protegrity’s assertions and believe them to be meritless, Protegrity has initiated litigation against other parties, primarily banks. Consequently, there can be no assurance that these assertions will not lead to litigation, liability or damages payable by us.
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
Our success depends in part on developing and protecting our intellectual property and other proprietary rights in our technology, including various aspects of our card activation and management platforms, our customized employee incentive and recognition solutions, and our technology related to gift card exchange. In addition, the Blackhawk brand, our Gift Card Mall, GiftCards.com and our other proprietary brands such as the Achievers’ Employee Success Platform, PayPower and Reloadit are important to our business. We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality agreements to protect our intellectual property and other proprietary rights, all of which offer only limited protection. Some of our technology and other intellectual property may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.
We face settlement risk from retailers that sell our distributed products and services.
Substantially all of our third-party distribution business is conducted through distribution partners. Our distribution partners collect payment from consumers and then remit these funds to us. In select cases, we have agreed to pay our closed loop content providers whether or not the distribution partners have paid us. In other limited cases in our third-party distribution business, we have relationships with intermediaries which are responsible for collection of payments from merchants and subsequent remittance of such payments to us. In such cases, our settlement risk is increased due to reliance on these intermediaries.
For open loop products for which we act as program manager, we are liable for payments to the issuing bank whether or not the distribution partners have paid us. With respect to our Reloadit Pack, as the issuer, we are responsible for payment to the consumer regardless of any nonpayment by distribution partners. With respect to telecom products other than handsets, in most cases we are liable for payments to the telecom provider regardless of any nonpayment by distribution partners. For our online e-commerce business, we collect payment from customers and the amount could be charged back to our company in the case of non-payment by the customer. A charge back occurs when a consumer refuses to pay a charge on his or her credit card account for a variety of reasons, including product returns, billing errors and fraudulent charges.

Settlement risk is affected by the seasonality of our business and peaks at year-end as a result of the holiday selling season. As of fiscal year-end January 2, 2016, we estimate that we had settlement risk of $212 million, or 33.9% of total Settlement receivables. We are not insured against these risks. We have in the past experienced settlement losses when a distribution partner or intermediary service provider failed to remit payment to us. These losses over the past three fiscal years have been immaterial. While we have undertaken additional efforts to minimize the impact of our distribution partners, content providers' or intermediaries' adverse financial conditions on Blackhawk and its content providers, there is no assurance that these efforts will adequately mitigate potential losses. In the past few years, several of our distribution partners have faced adverse financial conditions, including a few which filed for bankruptcy or receivership protection. While none of the current bankruptcy or receivership matters is individually or collectively material, significant settlement losses resulting from the adverse financial conditions of our distribution partners or intermediaries or due to other factors whether or not directly related to our business (such as economic downturns) could have a material adverse effect on our business, results of operations and financial condition.
We receive important services from third-party vendors, and replacing them would be difficult and disruptive to our business.
In addition to issuing banks, we rely on third-party vendors to provide certain services relating to our business, including software engineering, customer service, warehousing and distribution, in-store merchandising, card production, transaction processing functions, customer verification services and credit validation. Some of our third-party vendors providing software engineering services to us operate internationally from locations that are subject to disruptions, some of which are out of our or their control, including those discussed under the risk factor titled “Our business depends on the efficient and uninterrupted operation of our transaction processing systems, including our computer network systems and data centers, and if such systems are disrupted, our business, results of operations and financial condition could be materially and adversely affected.” Our profitability depends on the ability of these third-party vendors and service providers to deliver their products and services in a timely manner and in accordance with our specifications, as well as on our effective oversight of their performance. It would be difficult to replace some of our third-party vendors in a timely manner, and in particular, our sole warehousing and distribution provider for the United States and Canada and the software developers for our proprietary platforms, if they were unwilling or unable to provide us with these services in the future, and consequently our business and operations could be adversely affected. If we are required to replace a vendor, we may not be able to do so on commercially acceptable terms, or at all. Also, to the extent that any third-party vendor fails to deliver services, either in a timely, satisfactory manner, or at all, our business, results of operations and financial condition could be materially and adversely affected.
Recent and future acquisitions or investments could disrupt our business and harm our financial condition.
On February 3, 2016, we acquired IMShopping, Inc. and its subsidiary (collectively, IMShopping), a provider of e-commerce solutions. On January 6, 2016, we acquired Omni Prepaid, LLC and its subsidiaries (collectively, Omni), a provider of digital and physical prepaid gift card solutions and customized prepaid incentive and reward solutions. On September 14, 2015, we acquired the outstanding stock of Didix Gifting & Promotions B.V. and its subsidiaries (collectively, Didix), a provider of leisure themed gift and promotion cards. On June 30, 2015, we acquired Achievers Corp. and its subsidiaries (collectively, Achievers), a provider of employee recognition and rewards solutions designed to help companies increase employee engagement. In the future, we may pursue other acquisitions or investments that we believe will help us achieve our strategic objectives.
The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

•	potentially increased regulatory and compliance requirements;

•	potential regulatory restrictions on revenue streams of acquired businesses;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention of employees from the acquired company;

•	integration of employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resources and other administrative systems and operations into our systems and operations;

•	integration of the acquired companies’ technology and platforms into our environment;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, escheat and tax and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.
If we are unable to address these difficulties and challenges or other problems encountered in connection with our acquisition of IMShopping, Omni, Didix, and Achievers or any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated costs, liabilities or otherwise suffer harm to our business generally. The difficulties and challenges of successful integration of any acquired company are increased when the integration involves multiple acquired companies or companies with operations or material vendors outside the United States. Consequently, we may not be able successfully to integrate our recently acquired companies or to achieve anticipated cost saving across channels and infrastructure.
To the extent that we pay the consideration for any future acquisitions or investments in cash, or any potential earn outs, it would reduce the amount of cash available to us for other purposes. Such payments also may increase our cash flow and liquidity risk and could result in increased borrowings under our credit agreement. See the Risk Factor titled “Our debt could adversely impact our operating income and growth prospects and make us vulnerable to adverse economic and industry conditions.” Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses or impairment charges against goodwill or intangible assets on our balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.
Our future success depends upon our ability to attract and retain key personnel.
We depend on a number of key personnel who have substantial experience relevant to the payments industry and our operations. All of our employees, including Talbott Roche, our President and Chief Executive Officer; William Tauscher, our Chairman of the Board and Head of International; and Jerry Ulrich, our Chief Financial and Administrative Officer, are at-will employees. This means that they may terminate their employment with us at any time. Consequently, our future success will depend, to a significant extent, on our ability to identify, attract and retain key personnel, namely our management team and experienced sales, marketing, technical and systems management personnel, as well as finance, legal and compliance personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area, where our principal offices are located, and we may incur significant costs to attract and retain them. In addition, we may experience difficulty assimilating our newly hired personnel and assimilating personnel from acquisition activity, which could have a material adverse effect on our business, results of operations and financial condition. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to identify, attract and retain key personnel, our business, results of operations and financial condition could be materially and adversely affected.
We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations.
We currently conduct business in the United States and 23 other countries (with our international business accounting for approximately 24.9% of our total revenues in 2015), and an important element of our business strategy is the expansion of our business in our existing and new international markets. In addition, we operate a call center in El Salvador and contract with software engineers in Vietnam and Ukraine. We are subject to a number of risks related to our foreign operations, including:

•	challenges caused by distance, language and cultural differences;

•	multiple, conflicting and changing laws and regulations, and difficulties in understanding and ensuring compliance with those laws by our employees and business partners;

•	foreign laws and regulations that impose greater compliance obligations and costs;

•	foreign currency fluctuations;

•	differing and potentially adverse tax laws and interpretations;

•	foreign tax authorities requiring tax collection or withholding from non-residents of the foreign jurisdiction;

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
Effective on March 28, 2014, we terminated the cash management and treasury services agreement with Safeway and entered into a credit agreement with a group of lenders led by Wells Fargo Bank, National Association in an initial aggregate commitment amount of up to $525 million, consisting of a combination of revolving loans, letters of credit and term loans. Since March 28, 2014, we have amended the credit agreement four times, with the cumulative effect being to make available to our company up to $400 million of revolving loans and letters of credit (including up to $50 million in foreign-currency denominated letters of credit) and up to $464 million of term loans, thus increasing our credit facility to an aggregate commitment amount of $864 million. The credit agreement, as amended (the Credit Agreement), and other related agreements contain customary restrictions on us and our subsidiaries. Subject to a number of important exceptions, these limitations include covenants that limit or restrict us and our subsidiaries from:
•incurring additional indebtedness or modifying subordinated indebtedness;
•granting liens on or with respect to any of our property;
•making investments;
•consolidating or merging with, or acquiring, another business;
•selling or disposing of our assets;
•paying dividends and making other distributions to our stockholders;
•entering into certain transactions with our affiliates;
•redeeming our stock;
•amending our charter documents;
•changing the nature of our business;
•entering into sale-leaseback agreements; and
•disposing of our interests in certain subsidiaries.

Our obligations under the Credit Agreement are secured by security interests in and liens on all of our present and future assets and those of certain current and future subsidiaries (other than our regulated assets). In addition, the Credit Agreement contains financial covenants that require us to maintain specified financial ratios and satisfy certain financial condition tests. This may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.
The breach of any of these covenants would result in default under the Credit Agreement. Any default, if not waived, could result in our lenders terminating commitments to make loans or extend other credit to us. In the event of default, the lenders also could accelerate and declare all or any obligations immediately due, and could take possession of or liquidate collateral. If any of these events occur, we may be unable to appropriate sufficient funds to refinance the Credit Agreement on favorable terms, if at all, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the termination of the Credit Agreement may adversely affect our ability to maintain our relationships with our content providers or adversely affect our cash flows. Please see the Risk Factor titled “We rely on relationships with card issuing banks for services related to products for which we act as program manager, and our business, results of operations and financial condition could be materially and adversely affected if we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us.”
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
As a result of our acquisitions, a significant portion of our total assets consist of goodwill and intangible assets. Combined goodwill and intangible assets, net of amortization, accounted for approximately 20.7% and 20.5% of the total assets on our balance sheet as of January 2, 2016 and January 3, 2015, respectively. We may not realize the full value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We routinely evaluate whether all or a portion of our goodwill and other intangible assets may be impaired. If it is determined that an impairment has occurred, we would be required under current accounting rules to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition and results of operations.

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
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Factors that may contribute to fluctuations in the market prices of our common stock include:

•	failure to sustain an active, liquid trading market for our shares;

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	sales of our capital stock by our directors or executive officers;

•	the gain or loss of significant distribution partners, content providers, or business clients;

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock. These provisions include, among others:

•	a classified board of directors with staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which may have an effect to prevent the minority stockholders from electing director candidates;

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
We may need to raise additional funds to finance our future capital needs, including developing new products and technologies, operating expenses, and to make repayments under the Credit Agreement. If our unrestricted cash and cash equivalents balances and any cash generated from operations are insufficient to meet our future cash needs, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things, issuing additional shares of our common stock or other equity securities or debt securities. If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. If we decide to issue debt securities, such securities may have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs and we may be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable

ITEM 2. PROPERTIES
Our principal executive offices are located in Pleasanton, California, in an approximately 149,000-square-foot commercial office building, which we subleased from Safeway. In February 2016, we terminated our sublease of such premises with Safeway and entered into a lease agreement with 6200 Stoneridge Mall Road Investors LLC (the Lease Agreement). The Lease Agreement will expire on April 30, 2027, with an option to extend the term for an additional five years.
We also maintain leased offices in Phoenix, Arizona; Mesa, Arizona; Colorado Springs, Colorado; Reno, Nevada; Wall, New Jersey; Fenton, Missouri; Lewisville, Texas; Addison, Texas; and other small local sales, support and/or marketing offices and fulfillment and order processing facilities in San Francisco, California, Emeryville, California and White Bear Lake, Minnesota in the United States. Internationally, we have primary offices in leased facilities in Toronto, Mexico City, London, Sydney, Cologne, Amsterdam and Melbourne and have leased a facility for a near-shore call center in San Salvador, El Salvador. We operate our data centers in co-location facilities provided by third parties in Santa Clara, California and Kent, Washington. We believe that our existing facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.
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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. We believe that the suit is without merit and that the likelihood of loss is remote, and we intend to vigorously defend ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint. We believe that the amended complaint does not impact our evaluation of the merits of this lawsuit. On July 7, 2015, we filed a motion to dismiss the case in its entirety. All briefing has been completed, the oral hearing was conducted on November 4, 2015. On February 26, 2016, the Court granted the motion to dismiss in part, dismissing two claims of the amended complaint. Our answer to the remaining claims is due March 11, 2016.
We transact business in non-U.S. markets and may be subject to disputes and tax audits by foreign tax authorities that may result in assessments or demands for tax collection or withholding related to non-residents card providers from time to time.  For example, in two instances, we are disputing the position taken by foreign tax authorities who have either provided a preliminary assessment or denied refunds. A failure to prevail in these disputes would result in us accruing liabilities of up to $12 million.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II. OTHER INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Price Range of Our Common Stock
Our Class A common stock has traded on the NASDAQ Global Select Market under the symbol “HAWK” since April 19, 2013.
Following Safeway's distribution of its remaining shares of our Class B common stock to Safeway shareholders in April 2014, our Class B common stock traded separately from our Class A common stock under the symbol “HAWKB.”
In May 2015, we converted all outstanding shares of our Class B common stock into shares of Class A common stock on a one-for-one basis and renamed Class A common stock as common stock, which continues to trade under the symbol “HAWK.”
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the fiscal years ended on January 2, 2016 and ended on January 3, 2015.

	High	Low
Fiscal Year Ended January 2, 2016
Quarter ended March 28, 2015	$40.57	$32.98
Quarter ended June 20, 2015	$41.47	$33.59
Quarter ended September 12, 2015	$46.13	$33.59
Quarter ended January 2, 2016	$48.40	$39.09

	Class A		Class B
	High	Low	High	Low
Fiscal Year Ended January 3, 2015
Quarter ended March 22, 2014	$29.73	$21.65	N/A	N/A
Quarter ended June 14, 2014	$27.50	$23.18	$26.20	$22.49
Quarter ended September 6, 2014	$29.33	$25.13	$28.71	$24.35
Quarter ended January 3, 2015	$40.51	$27.26	$39.08	$26.47
On February 5, 2016, the closing price per share of our common stock as reported on the NASDAQ was $37.01 per share.
Stockholders
As of February 5, 2016, there were approximately 8,367 holders of record of our common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.
Dividend Policy
No cash dividend was paid for the two most recent fiscal years. We have no present intention to pay future cash dividends on our common stock. Any determination to pay dividends to holders of our common stock in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as the board of directors deems relevant. The terms or our Credit Agreement may restrict our ability to declare and pay cash dividends. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows from Financing Activities” and Note 4—Financing for additional information.
Equity Compensation Plan Information
For equity compensation plan information refer to Item 12 in Part III of this Annual Report.

Performance Graph
The following graph shows a comparison from April 19, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 15, 2015 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the NASDAQ Composite), and the NASDAQ Financial Index (NASDAQ Financial) from March 31, 2013. The figures represented below assume an investment of $100 in our common stock and the reinvestment of the full amount of all dividends and are calculated at the closing price of $26.01 on April 19, 2013 and at the closing price of the last stock trading day of each fiscal year in the NASDAQ Composite and NASDAQ Financial. Data for the NASDAQ Composite and NASDAQ Financial assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.
This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Exchange Act, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*

Among Blackhawk Network Holdings, Inc., the NASDAQ Composite Index, and the NASDAQ Financial Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
4/19/13
12/13
12/14
12/15
Blackhawk Network Holdings, Inc.
NASDAQ Composite
NASDAQ Financial

*$100 invested on 4/19/13 in stock or 3/31/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities
In May 2015, we issued 301,662 shares of our common stock to a distribution partner as a result of its cashless exercise of outstanding warrant originally issued on January 5, 2011, as amended on March 31, 2015. In December 2015, we issued 859,757 shares of our common stock to another distribution partner as a result of its cashless exercise of outstanding warrants originally issued on March 1, 2011 (as amended on November 30, 2015), April 2, 2013 and April 30, 2013, respectively. The issuance was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal period during the period starting on September 12, 2015 and ending on January 2, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 12, 2015 to October 10, 2015	387	$42.46	—	$—
October 11, 2015 to November 7, 2015	247	$43.43	—	$—
November 8, 2015 to December 5, 2015	959	$44.64	—	$—
December 6, 2015 to January 2, 2016	422	$46.74	—	$—
Total	2,015	$44.51	—	$—
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

(2)	Average price paid per share of common stock does not include brokerage commissions.
(3)	We do not have any share repurchase program.

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
We use a 52-week or 53-week fiscal year ending on the Saturday closest to December 31, and our fiscal quarters consist of three 12-week periods and one 16-week or 17-week period. The fiscal years presented in the tables below consist of the 52-week period ending January 2, 2016, or 2015, and the 53-week period ended January 3, 2015, or 2014, and the 52-week periods ended December 28, 2014, or 2013, December 29, 2013, or 2012, and December 31, 2011, or 2011.
We derived the statement of operations data for 2015, 2014, and 2013 and the balance sheet data for 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report. We derived the statement of operations data for 2012 and 2011 (which we adjusted for certain reclassifications) and our balance sheet data for 2012 and 2011 (which we adjusted for certain reclassifications) from our audited financial statements not included in this Annual Report.

	2015	2014	2013	2012	2011
	(in thousands, except per share data)
OPERATING REVENUES:
Commissions and fees	$1,259,801	$1,107,782	$904,796	$786,552	$639,633
Program, interchange, marketing and other fees	373,532	220,257	141,735	103,432	87,551
Product sales	167,745	116,924	91,557	69,085	24,622
Total operating revenues	1,801,078	1,444,963	1,138,088	959,069	751,806
OPERATING EXPENSES:
Partner distribution expense (4) (5)	874,043	762,245	618,490	519,090	417,522
Processing and services	301,228	218,674	157,868	137,105	117,263
Sales and marketing	260,638	189,408	150,516	120,984	94,840
Costs of products sold	154,625	110,917	86,357	66,265	22,567
General and administrative	95,176	66,856	50,830	41,370	38,901
Transition and acquisition (1)	7,639	2,134	2,111	—	332
Amortization of acquisition intangibles (1)	27,550	19,705	3,349	424	170
Change in fair value of contingent consideration (6)	(7,567)	(3,722)	(14,740)	(2,974)	89
Total operating expenses	1,713,332	1,366,217	1,054,781	882,264	691,684
OPERATING INCOME (1) (4) (5) (6)	87,746	78,746	83,307	76,805	60,122
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(1,970)	(184)	241	1,297	1,536
Interest expense (3)	(13,171)	(5,647)	—	(11)	(5)
INCOME BEFORE INCOME TAX EXPENSE	72,605	72,915	83,548	78,091	61,653
INCOME TAX EXPENSE	26,796	27,490	29,862	30,199	25,154
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	45,809	45,425	53,686	47,892	36,499
Net loss (income) attributable to non-controlling interests (net of tax)	(200)	122	418	273	—
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$45,609	$45,547	$54,104	$48,165	$36,499
EARNINGS PER SHARE:
Basic	$0.84	$0.86	$1.04	$0.93	$0.71
Diluted	$0.81	$0.83	$1.02	$0.93	$0.70
Weighted average shares outstanding—basic	54,294	52,531	51,164	50,045	50,225
Weighted average shares outstanding—diluted	56,313	54,309	52,402	50,045	50,877

	As of Year-End
	2015	2014	2013	2012	2011
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and restricted cash (1) (7) (8) (13)	$917,765	$916,615	$550,380	$181,633	$162,642
Overnight cash advances to Safeway (7) (9)	—	—	—	495,000	598,157
Settlement receivables (7) (10)	626,077	526,587	813,448	510,863	249,028
Deferred income taxes, net (2)	320,906	(5,241)	(3,616)	12,170	7,488
Total assets (1) (2) (7)	3,112,956	2,449,109	1,964,348	1,533,457	1,298,041
Settlement payables (7) (10)	1,605,021	1,383,481	1,484,047	1,231,429	990,436
Note payable (3)	361,708	373,754	—	—	—
Notes payable to Safeway (11)	4,129	27,678	—	—	17,915
Warrant and common stock liabilities (4)	—	—	—	26,675	24,943
Total liabilities (3) (7)	2,378,858	2,161,330	1,736,184	1,435,810	1,183,174
Redeemable equity (12)	—	—	—	34,997	30,112
Total stockholders' equity (2) (4) (5) (12) (13)	734,098	287,779	228,164	62,650	84,755
_____________

(1)
In 2015, we completed our acquisitions of Achievers and Didix, for which we paid $144.6 million in cash, partially offset by $29.1 million in cash received. We recognized goodwill and intangible assets of $186.1 million and assumed liabilities (excluding deferred income taxes) of $76.1 million. In 2014, we completed our acquisitions of Parago, CardLab and Incentec, for which we paid $281.2 million in cash, partially offset by $41.1 million in cash received. We recognized goodwill and intangible assets of $304.3 million and assumed liabilities (excluding deferred income taxes) of $100.5 million. In 2013, we completed our acquisitions of Retailo and InteliSpend. We paid $166.5 million in cash, partially offset by $46.8 million of cash received and trading securities sold for cash. We also recognized goodwill and intangible assets of $171.0 million and assumed liabilities of $79.3 million. Amortization expense related to these intangible assets for all these acquisitions totaled $27.6 million, $19.5 million and $2.9 million in 2015, 2014 and 2013, respectively, which we report in Amortization of acquisition intangibles. We also incurred acquisition-related expenses totaling $2.2 million, $1.8 million and $2.1 million related to these acquisitions, in 2015, 2014 and 2013, respectively, which we include in Transition and acquisition expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Use of Liquidity” and Note 2—Business Acquisitions in the notes to our consolidated financial statements.

(2)
On January 30, 2015, Safeway announced that it had been acquired by AB Acquisition LLC (the Merger). As a result of the Merger, our Spin-Off is taxable to Safeway and Safeway’s stockholders. Under our second Amended and Restated Tax Sharing Agreement with Safeway (the SARTSA), any corporate-level income tax incurred as a result of the Spin-Off is borne by Safeway. The SARTSA provides that, since the Spin-Off is taxable, we and Safeway will make an election that results in a step-up in the tax basis of our assets (the Section 336(e) Election) that will be amortized as a tax deduction. As a result of the Section 336(e) Election, we recognized $363.9 million of deferred income tax assets with offset to Additional paid-in capital and Safeway contributed $8.2 million of notes payable related to Safeway's funding to us for income tax payments to certain states resulting from our Spin-Off.

(3)
In 2014, we entered into our Credit Agreement with a group of banks, which, as amended, includes a term loan of $475 million (of which we drew down $100 million in January 2016 and of which we repaid $11.3 million in 2015) and a revolving credit facility of $400 million. Interest expense under the Credit Agreement totaled $13.7 million and $5.7 million in 2015 and 2014, respectively. No amounts were outstanding under the revolving credit facility at year-end 2015 and 2014. See Note 4—Financing in the notes to our consolidated financial statements.

(4)
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

(5)
In 2013, we issued fully vested warrants to two retail distribution partners that contained no performance or service conditions, and, in 2015, we increased the shares issuable under a warrant to another retail distribution partner with no performance or service conditions. We recorded the initial measurement of the fair value of the instruments of $22.3 million in 2013 and $3.1 million in 2015 in Additional paid-in capital with an offset to Intangible assets. Amortization expense related to these warrants, recorded in Partner distribution expense, totaled $4.7 million, $4.5 million $3.0 million in 2015, 2014 and 2013, respectively. See Note 9—Equity Awards Issued to Retail Distribution Partners in the notes to our consolidated financial statements.

(6)
In 2015 and 2014, we recorded mark-to-market decreases of $7.6 million and $3.7 million in the estimated fair value of our CardLab contingent consideration liability and, in 2013 and 2012, mark-to-market deceases of $14.7 million and $3.0 million, respectively, in the estimated fair value of our Cardpool contingent consideration liability. See Note 5—Fair Value Measurements in the notes to our consolidated financial statements.

(7)
A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. The timing of December holiday sales, cash inflows from our retail distribution partners and cash outflows to our content providers results in significant but temporary increases in our Cash and cash equivalents, Overnight cash advances to Safeway, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal period end balances. The timing of our fiscal year-ends for 2015 and 2014 allowed for an additional week of settlement of our Settlement receivables and Settlement payable balances. For additional information about the effects of seasonality on our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations and Seasonality.”

(8)
Includes $3.2 million and $5.0 million at year-end 2015 and 2014, respectively, of restricted cash related to our acquisition of CardLab and $9.0 million, $9.0 million and $8.8 million of restricted cash at year-end 2012, 2011, and 2010, respectively, for an escrow account in accordance with a stock purchase agreement with one of our distribution partners. After our Offering, this cash became unrestricted and was reclassified to Cash and cash equivalents.

(9)
Overnight cash advances to Safeway represent cash amounts that Safeway borrowed from us and invested on an overnight basis for our benefit. At year-end 2013, Safeway did not borrow any cash, and, at year-end 2014, we had terminated the agreement under which Safeway borrowed cash from us.

(10)
Settlement receivables generally represent amounts due from our retail distribution partners for funds collected at the point of sale related to any of our prepaid products. Settlement payables represent the amounts that are due to our content providers or issuing banks.

(11)
At year-ends 2015 and 2014, Notes payable to Safeway represented amounts due to Safeway for Safeway's funding to us for our income tax payments to certain states resulting from our Spin-Off. As a result of Safeway's acquisition by AB Acquisition, LLC on January 30, 2015, these notes, adjusted for anticipated state tax refunds, were contributed to equity. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Cash” and Note 1—Income Taxes and Note 14—Related Party Transactions in the notes to our consolidated financial statements. In 2011 and 2010, Notes payable to Safeway represented amounts due under various notes when Safeway was our Parent.

(12)
Redeemable Equity represented the redemptive value for equity instruments issued to employees and a retail distribution partner that contained provisions requiring us, at the option of the holder, to repurchase the instrument. We adjusted the redemption value of redeemable equity from Stockholders’ equity. Our Offering terminated these rights, and we reclassified redeemable equity to Stockholders’ equity.

(13)
On December 14, 2012, our Board declared a one-time extraordinary cash dividend of $1.369 per common share for stockholders of record as of December 18, 2012, and we paid $69.9 million related to this dividend on December 21, 2012.

For further discussion of items (1) and (3) through (6), please see the “Reconciliation of Non-GAAP Measures” table as well as the discussion of Adjusted operating revenues, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Statistics.”

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
Overview
We are a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services. We distribute our prepaid products to consumers through our retail distribution partners and online through our websites or websites operating by third-party distribution partners. We also provide prepaid products and related services to business clients. Our prepaid products include closed loop gift cards which are redeemable at a specific merchant, open loop gift and incentive cards which are redeemable where the network association (Visa, MasterCard, American Express, or Discover) are accepted, prepaid telecom cards, and general-purpose reloadable cards and related reload services. Our constituents include consumers who purchase or receive the products and services we offer; content providers who offer branded gift cards and other prepaid products that are redeemable for goods and services; distribution partners who sell those products; and business clients that distribute our products as incentives or rewards, or offer our incentive platform to their employees or sales forces.
We earn revenues in the form of commissions from our content providers for the sale of their prepaid cards at our retail distribution partners and share a portion of such commission with the retail distribution partner, as well as additional revenues for marketing programs at the retail distribution partners. We also earn revenues from the sale of our open loop gift and incentive cards for which we act as program manager for issuing banks. For these products, we earn the purchase fee when sold to a consumer at our retail distribution partners (a portion of which we also share with such retail distribution partners) and earn fees when sold to certain of our business clients, as well as various program revenues, primarily derived from unspent consumer funds, and interchange when consumers make purchases. We also earn revenues from our business clients by providing services, including rebate processing of consumer incentives and employee and sales channel reward platforms. We also earn revenues by selling previously sold gift cards through our Cardpool gift card exchange, providing prepaid cards and merchandise as rewards to our business clients' employees and sales channel personnel, providing card production services to our content providers and selling telecom handsets to our retail distribution partners to enhance their prepaid telecom card offerings. See Item 1—Business—Description of Revenue Types, “—Critical Accounting Policies and Estimates” and Note 1—Revenue Recognition in the notes to our consolidated financial statements for additional information.
We report the portion of the commissions or consumer purchase fees for the sale of prepaid products to consumers which we share with our retail distribution partners in Partner distribution expense. Our costs of revenues, which we report in Processing and services expense, include costs for our program-managed open loop gift and incentive programs, including card production, customer service and redemption processing; costs to maintain our technology infrastructure, including depreciation and amortization of capitalized internal-use software and related hardware, personnel costs of our technology and operations personnel, data center leases, and data connectivity and activation processing costs; costs for maintaining our retail distribution partner network, including in-store fixture amortization and merchandising and supply chain costs; and other costs related to providing our services to our constituents. We also incur costs, included in Costs of products sold, for the costs of acquiring cards for our Cardpool exchange, for prepaid products and merchandise for certain of our business clients reward programs and for our card production services and telecom handsets. We incur Sales and marketing expenses for our marketing programs at our retail distribution partners, as well as sales and account management for our business clients, retail distribution partners and content providers.
Our US Retail segment derives its revenues from the sale of prepaid cards to consumers in the US through our physical retail distribution partners, online through third-party distributors and through our online Cardpool exchange platform. Our US Retail segment also earns revenues from its card production services and sales of telecom handsets. Our growth in US Retail from 2013 to 2015 reflects increases in store productivity, the addition of new retail distribution partners, the growth of our third-party online sales and the growth in Cardpool.

Our International Retail segment derives its revenues from the sale of prepaid cards to consumers internationally, primarily in the Americas, the European Union, South Africa and the Asia-Pacific region through our physical retail distribution partners. In certain countries, such as Japan, South Africa and South Korea, we enter into sub-distributor relationships with in-country distributors which take on many of our fulfillment and related services which we generally provide. Our growth internationally reflects our 2013 acquisition of Retailo to expand our presence in Germany, the addition of new retail distribution partners, expansion into new countries, growing consumer acceptance of prepaid products and the addition of new prepaid products, particularly our open loop products. Finally, our acquisition of Didix in 2015 expanded the contents of close-loop gift cards that consumers may redeem, such as leisure themed and promotional gift cards
We have developed our Incentives & Rewards segment primarily from acquisitions. We aligned the businesses that we acquired through our acquisitions of InteliSpend in 2013 and Parago and Incentec in 2014 to drive synergies by restructuring them into Blackhawk Engagement Solutions, which provides software, services and prepaid products to business clients for their loyalty, incentive and reward programs. These services include rebate processing for consumer incentives and software platforms for employee and sales channel rewards. Additionally, we integrated the platform acquired through our acquisition of CardLab into our e-Commerce segment which provides customized incentive cards online to our business clients. Finally, in 2015, we acquired Achievers which provides employee recognition and rewards solutions designed to help companies increase employee engagement primarily in the U.S. and Canada.
Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance for the years ended 2015, 2014 and 2013:

	2015	2014	2013
	(dollars in thousands, except per share amounts)
Transaction dollar volume	$16,624,633	$13,539,495	$9,914,403
Prepaid and processing revenues	$1,528,462	$1,263,271	$990,228
Prepaid and processing revenues as a % of transaction dollar volume	9.2%	9.3%	10.0%
Partner distribution expense as a % of prepaid and processing revenues	57.2%	60.3%	62.5%
Selling Stores	215,000	198,000	181,700
Adjusted operating revenues (1)	$934,108	$682,718	$519,598
Adjusted EBITDA (1)	$193,949	$144,620	$114,168
Adjusted EBITDA margin (1)	20.8%	21.2%	22.0%
Adjusted net income (1)	$131,617	$96,530	$59,108
Adjusted diluted earnings per share (1)	$2.33	$1.77	$1.11
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

Transaction Dollar Volume—Represents the total dollar amount of value loaded onto any of our prepaid products and rebates processed during the period and gross billings to Achievers’ business clients. The dollar amount and volume of card sales and rebates processed directly affect the amount of our revenues and direct costs. We measure and monitor Transaction dollar volume by retail distribution partner channel, content provider program and business client program. The significant growth in Transaction dollar volume over the past two years has been driven by expansion of our distribution network, including the addition of new retail distribution partners and expansion into new countries; our acquisitions of Achievers and Didix in 2015, Parago and CardLab in 2014 and InteliSpend and Retailo in 2013; and increased consumer use of prepaid products, partly in response to retail distribution partner loyalty and incentive programs, as well as the expansion of product content and services we offer.

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
Partner Distribution Expense as a Percentage of Prepaid and Processing Revenues—Represents partner distribution expense divided by prepaid product revenues (as defined above under Prepaid product revenues as a percentage of transaction dollar volume) during the period. This metric represents the expense recognized for the portion of content provider commissions and purchase or load fees shared with our retail distribution partners (known as distribution partner commissions), as well as other compensation we pay our retail business partners and certain business clients. The other compensation includes certain program development payments to our retail distribution partners, compensation for the distribution of our open loop products and expense recognized for equity awards issued to certain retail distribution partners. We present this expense as a percentage of prepaid and processing revenues to present the overall portion of our revenues from the sale of our prepaid products and services that we share with our retail distribution partners and business clients. The substantial majority of this expense is distribution partner commissions which are based on a percentage of the gross content provider commissions and consumer purchase fees. These percentages are individually negotiated with our retail distribution partners and are independent of the commission rates negotiated between us and our content providers. Partner distribution expense percentage is affected by changes in the proportion of Transaction dollar volume i) among our various products (as we share significantly lower amounts of revenues included in Program, interchange, marketing and other fees generated by our open loop gift, open loop incentive and financial services products), ii) among our various regions (as commission share percentages differ from region to region, particularly those with sub-distributor relationships) and iii) among retail distribution partners (as the commission share percentage is individually negotiated with each retail distribution partner).

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

•
non-cash fair value adjustments to contingent business acquisition liabilities do not directly reflect how our business is performing at any particular time and the related expense adjustment amounts are not key measures of our core operating performance; and

•
cash tax savings resulting from the step up in tax basis of our assets resulting from the Section 336(e) election due to our Spin-Off and the Safeway Merger and cash tax savings from amortization of goodwill and other intangibles or utilization of net operating loss carryforwards from business acquisitions represent significant cash savings that are useful for understanding our overall operating results.

Reconciliation of Non-GAAP Measures:
The following tables present a reconciliation of a reconciliation of Prepaid and processing revenues, Total operating revenues to Adjusted operating revenues, a reconciliation of Net income to EBITDA and Adjusted EBITDA, a reconciliation of Operating income margin to Adjusted EBITDA margin, a reconciliation of Net income to Adjusted net income and a reconciliation of Diluted earnings per share to Adjusted diluted earnings per share, in each case reconciling the most directly comparable GAAP measure to the adjusted measure, for each of the periods indicated.

	2015	2014	2013
	(in thousands, except percentages and per share amounts)
Prepaid and processing revenues:
Commissions and fees	$1,259,801	$1,107,782	$904,796
Program, interchange, marketing and other fees	373,532	220,257	141,735
Marketing revenue	(104,871)	(64,768)	(56,303)
Prepaid and processing revenues	$1,528,462	$1,263,271	$990,228
Adjusted operating revenues:
Total operating revenues	$1,801,078	$1,444,963	$1,138,088
Partner distribution expense	(874,043)	(762,245)	(618,490)
Revenue adjustment from purchase accounting (a)	7,073	—	—
Adjusted operating revenues	$934,108	$682,718	$519,598
Adjusted EBITDA:
Net income before allocation to non-controlling interests	$45,809	$45,425	$53,686
Interest and other (income) expense, net	1,970	184	(241)
Interest expense	13,171	5,647	—
Income tax expense	26,796	27,490	29,862
Depreciation and amortization	73,349	52,919	28,479
EBITDA	161,095	131,665	111,786
Adjustments to EBITDA:
Employee stock-based compensation	30,130	15,365	8,524
Distribution partner mark-to-market expense (b)	—	1,312	8,598
Acquisition-related employee compensation expense (c)	3,218	—	—
Revenue adjustment from purchase accounting (a)	7,073	—	—
Change in fair value of contingent consideration (d)	(7,567)	(3,722)	(14,740)
Adjusted EBITDA	$193,949	$144,620	$114,168
Adjusted EBITDA margin:
Total operating revenues	$1,801,078	$1,444,963	$1,138,088
Operating income	$87,746	$78,746	$83,307
Operating margin	4.9%	5.4%	7.3%
Adjusted operating revenues	$934,108	$682,718	$519,598
Adjusted EBITDA	$193,949	$144,620	$114,168
Adjusted EBITDA margin	20.8%	21.2%	22.0%

	2015	2014	2013
	(in thousands except per share data)
Adjusted net income:
Income before income tax expense	$72,605	$72,915	$83,548
Employee stock-based compensation	30,130	15,365	8,524
Distribution partner mark-to-market expense (b)	—	1,312	8,598
Acquisition-related employee compensation (c)	3,218	—	—
Revenue adjustment from purchase accounting (a)	7,073	—	—
Change in fair value of contingent consideration (d)	(7,567)	(3,722)	(14,740)
Amortization of intangibles (e)	32,366	24,371	6,817
Adjusted income before income tax expense	137,825	110,241	92,747
Income tax expense	26,796	27,490	29,862
Tax expense on adjustments (f)	21,144	13,684	5,526
Adjusted income tax expense before cash tax benefits	47,940	41,174	35,388
Reduction in cash taxes payable resulting from amortization of spin-off tax basis step-up (g)	(29,587)	(22,510)	—
Reduction in cash taxes payable from amortization of acquisition intangibles and utilization of acquired NOLs (h)	(12,345)	(4,831)	(1,331)
Adjusted income tax expense	6,008	13,833	34,057
Adjusted net income before allocation to non-controlling interests	131,817	96,408	58,690
Net loss (income) attributable to non-controlling interests, net of tax	(200)	122	418
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$131,617	$96,530	$59,108
Adjusted diluted earnings per share:
Net income attributable to Blackhawk Network Holdings, Inc.	$45,609	$45,547	$54,104
Distributed and undistributed earnings allocated to participating securities	(147)	(226)	(692)
Net income available for common shareholders	$45,462	$45,321	$53,412
Diluted weighted average shares outstanding	56,313	54,309	52,402
Diluted earnings per share	$0.81	$0.83	$1.02
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$131,617	$96,530	$59,108
Adjusted distributed and undistributed earnings allocated to participating securities	(341)	(429)	(749)
Adjusted net income available for common shareholders	$131,276	$96,101	$58,359
Diluted weighted average shares outstanding	56,313	54,309	52,402
Adjusted diluted earnings per share	$2.33	$1.77	$1.11
______________________

(a)
Impact on revenues recognized resulting from the step down in basis of deferred revenue and cardholder liabilities from their carrying values to fair value in a business combination at the acquisition date.

(b)	Distribution partner equity instruments are generally marked to market at each reporting date to fair value until the instrument is vested.

(c)
Adjustment to remove acquisition-related compensation expense when such amounts represent a reduction of the purchase price paid to the sellers under the acquisition agreement but we recognize such payments as compensation expense under GAAP.

(d)	Adjustments to reflect a contingent business acquisition liability at its estimated fair value.

(e)
Non-cash expense resulting from the amortization of intangible assets, including distribution partner relationships resulting from the issuance of fully vested awards, recorded in Partner distribution expense and the amortization of intangible assets from business combination, recorded in Amortization of acquisition intangibles.

(f)	Assumes our statutory tax rate adjusted for certain amounts that are not deductible or taxable for tax purposes.

(g)
As a result of Safeway's merger with Albertsons and our and Safeway's Section 336(e) Election, we recognized a deferred tax asset that we will be amortized as a reduction of our taxes payable over 15 years. See “—Liquidity and Capital Resources—Sources of Liquidity” and Note 1—Income Taxes.

(h)
As a result of certain acquisitions, we acquired net operating loss carryforwards that we can use to reduce our income taxes payable. Additionally, for certain acquisitions, we may amortize intangible assets, including goodwill, for tax purposes to reduce income taxes payable.

Results of Operations
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 52-week period ended January 2, 2016, or 2015, the 53-week period ended January 3, 2015, or 2014, and the 52-week period ended December 28, 2014, or 2013.
The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our consolidated statements of income for 2015, 2014, and 2013.

	2015	% of Total Operating Revenues	2014	% of Total Operating Revenues	2013	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$1,259,801	69.9%	$1,107,782	76.7%	$904,796	79.5%
Program, interchange, marketing and other fees	373,532	20.7%	220,257	15.2%	141,735	12.5%
Product sales	167,745	9.3%	116,924	8.1%	91,557	8.0%
Total operating revenues	1,801,078	100.0%	1,444,963	100.0%	1,138,088	100.0%
OPERATING EXPENSES:
Partner distribution expense	874,043	48.5%	762,245	52.8%	618,490	54.3%
Processing and services	301,228	16.7%	218,674	15.1%	157,868	13.9%
Sales and marketing	260,638	14.5%	189,408	13.1%	150,516	13.2%
Costs of products sold	154,625	8.6%	110,917	7.7%	86,357	7.6%
General and administrative	95,176	5.3%	66,856	4.6%	50,830	4.5%
Transition and acquisition	7,639	0.4%	2,134	0.1%	2,111	0.2%
Amortization of acquisition intangibles	27,550	1.5%	19,705	1.4%	3,349	0.3%
Change in fair value of contingent consideration	(7,567)	(0.4)%	(3,722)	(0.3)%	(14,740)	(1.3)%
Total operating expenses	1,713,332	95.1%	1,366,217	94.6%	1,054,781	92.7%
OPERATING INCOME	87,746	4.9%	78,746	5.4%	83,307	7.3%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(1,970)	(0.1)%	(184)	—%	241	—%
Interest expense	(13,171)	(0.7)%	(5,647)	—%	—	—%
INCOME BEFORE INCOME TAX EXPENSE	72,605	4.0%	72,915	5.0%	83,548	7.3%
INCOME TAX EXPENSE	26,796	1.5%	27,490	1.9%	29,862	2.6%
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	45,809	2.5%	45,425	3.1%	53,686	4.7%
Net loss (income) attributable to non-controlling interests (net of tax)	(200)	—%	122	—%	418	—%
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$45,609	2.5%	$45,547	3.2%	$54,104	4.8%
Although our Chief Operating Decision Maker (CODM) reviews information regarding segment profit for our three reportable segments of US Retail, International Retail and Incentives & Rewards, segment profit for US Retail excludes certain sales, marketing and operations personnel costs used by that segment in generating revenues, whereas such costs are included in segment profit for International Retail and Rewards & Incentives. Additionally, US Retail and International Retail utilize shared costs for technology personnel and related depreciation and amortization of developed technology and related hardware, which we do not include in the determination of segment profit, but we do include such costs in the determination of segment profit for Incentives & Rewards (see Note 12—Segment Reporting and Enterprise-Wide Disclosures for additional information). Accordingly, in the following detailed discussions of our operating results, we discuss Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for our three reportable segments and discuss our remaining operating expenses at the consolidated level.

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner distribution expense
The following table sets forth our consolidated operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for 2015, 2014 and 2013.

	2015	2014	2013	Change 2015 - 2014		Change 2014 - 2013
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$1,259,801	$1,107,782	$904,796	$152,019	13.7%	$202,986	22.4%
Program, interchange, marketing and other fees	373,532	220,257	141,735	153,275	69.6%	78,522	55.4%
Product sales	167,745	116,924	91,557	50,821	43.5%	25,367	27.7%
Total operating revenues	$1,801,078	$1,444,963	$1,138,088	$356,115	24.6%	$306,875	27.0%
Partner distribution expense	874,043	762,245	618,490	111,798	14.7%	143,755	23.2%
Operating revenues, net of Partner distribution expense	$927,035	$682,718	$519,598	$244,317	35.8%	$163,120	31.4%
US Retail
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our US Retail segment for 2015, 2014 and 2013.

	2015	2014	2013	Change 2015 - 2014		Change 2014 - 2013
	(in thousands, except percentages)
Total operating revenues	$1,165,828	$1,027,936	$920,247	$137,892	13.4%	$107,689	11.7%
Partner distribution expense	577,661	526,752	485,322	50,909	9.7%	41,430	8.5%
Operating revenues, net of Partner distribution expense	$588,167	$501,184	$434,925	$86,983	17.4%	$66,259	15.2%
Transaction dollar volume	$11,246,902	$9,912,090	$8,148,927	$1,334,812	13.5%	$1,763,163	21.6%
Prepaid and processing revenues as a percentage of transaction dollar volume	8.7%	8.9%	9.7%	(0.2)%	(2.2)%	(0.8)%	(8.2)%
Partner distribution expense as a percentage of prepaid and processing revenues	59.0%	59.7%	61.2%	(0.7)%	(1.2)%	(1.5)%	(2.5)%
2015 Compared to 2014
Our Operating revenues, net of Partner distribution expense increased primarily due to the increase in our Transaction dollar volume and decrease in Partner distribution expense as a percentage of prepaid and processing revenue, partially offset by a decrease in Prepaid and processing revenue as a percentage of transaction dollar volume:

•
Transaction dollar volume—Increased due to higher sales of prepaid products through our retail distribution partner network from increased per-store productivity through most of our network and expansion of our retail network, as well as an increase in sales through our online distribution channel. However, as a result of compliance with new payment card authorization standards, certain retail distribution partners have restricted sales of higher denomination gift cards, which may decrease our transaction dollar volume and resulting revenues from these products in future periods.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased due to increases in the proportion of program-managed Visa gift products sold and a decrease in prepaid and processing revenue rate for open loop gift products sold. The total of the consumer purchase fees and resulting program management fees, interchange and other fees that we earn from our program management services to issuing banks on these products is less than the average content provider commissions we receive on the sale of closed loop gift and telecom products. Further, recent consumer spending patterns indicate that we may experience a decrease in our program management fee rate in future periods under our contract with one of our issuing banks as the rate is subject to quarterly renegotiation. A reduction in this rate would decrease our prepaid and processing revenue rate without an offset in Partner distribution expense. Additionally, the expanded availability of variable load Visa gift products decreased the prepaid and processing revenue rate in 2015 as these products have a fixed consumer fee and higher average transaction values.

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

Our Operating revenues, net of Partner distribution expense also increased due to a 47.7%, or $37.3 million, increase in sales from Cardpool and a $12.9 million increase in marketing revenue (with offsetting expenses in Sales and marketing), partially offset by $8.8 million decrease in other product sales.
2014 Compared to 2013
Our Operating revenues, net of Partner distribution expense increased primarily due to the increase in our Transaction dollar volume and decrease in Partner distribution expense as a percentage of prepaid and processing revenue, partially offset by a decrease in Prepaid and processing revenue as a percentage of transaction dollar volume:

•
Transaction dollar volume—Increased due to increases in sales of prepaid products through our retail distribution partner network from expansion of our network and increased per-store productivity through most of our network and an increase in sales through our online and digital distribution channels.

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

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased due to increases in the proportion of program managed Visa gift and financial services products sold, as well as a decrease in noncash distribution partner mark-to-market and warrant amortization expense. We share a significantly smaller portion of our program revenues with our retail distribution partners for Visa gift and financial services products as compared to the portion of content provider commissions for closed loop and telecom products and consumer purchase fees for open loop gift and financial services products that we pay to our retail distribution partners as distribution partner commissions. Additionally, for our open loop incentive products, for which we also earn program revenues, we share a smaller portion of our revenues with business clients. As a result, increases in these program revenues dilute the overall compensation to our retail distribution partners and decrease Partner distribution expense as a percentage of prepaid and processing revenues. However, we incur higher costs to support these products included in Processing and services expense. Noncash distribution partner mark-to-market and warrant amortization expense decreased $5.1 million, or from 1.2% of prepaid and processing revenues in 2013 to 0.5% in 2014.

Our Operating revenues, net of Partner distribution expense also increased due to a 33.9%, or $19.8 million, increase in sales from Cardpool (included in Product sales), with minimal impact from marketing revenue and other product sales.

International Retail
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International Retail segment for 2015, 2014 and 2013.

	2015	2014	2013	Change 2015 - 2014		Change 2014 - 2013
	(in thousands, except percentages)
Total operating revenues	$423,285	$339,444	$211,756	$83,841	24.7%	$127,688	60.3%
Partner distribution expense	279,435	226,867	133,007	52,568	23.2%	93,860	70.6%
Operating revenues, net of Partner distribution expense	$143,850	$112,577	$78,749	$31,273	27.8%	$33,828	43.0%
Transaction dollar volume	$3,336,442	$2,824,094	$1,665,852	$512,348	18.1%	$1,158,242	69.5%
Prepaid and processing revenues as a percentage of transaction dollar volume	10.9%	10.8%	11.5%	0.1%	0.9%	(0.7)%	(6.1)%
Partner distribution expense as a percentage of prepaid and processing revenues	76.9%	74.6%	69.6%	2.3%	3.1%	5.0%	7.2%
2015 Compared to 2014
Our Operating revenues, net of Partner distribution expense increased primarily due to the increase in our Transaction dollar volume, partially offset by decrease Prepaid and processing revenue as a percentage of transaction dollar volume and an increase in Partner distribution expense as a percentage of prepaid and processing revenue:

•
Transaction dollar volume—Increased due to higher sales of prepaid products through our sub-distribution relationships in Japan, South Korea and Singapore, as well as higher sales in Germany, Mexico, the UK and Australia, partially offset by lower sales in Canada and through our sub-distributor relationship in South Africa.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Experienced minimal change due to a retrospective contract amendment with our issuing bank in Australia in 2014, offset by the impact of regional mix and prepaid and processing revenue rates among those regions.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased due to an increase in the proportion of products sold through sub-distributor relationships for which we share a larger portion of our commissions and fees revenue, but incur minimal other operating expenses and due to the retrospective contract amendment with our issuing bank in Australia in 2014, for which we do not share such revenues with our retail distribution partners.

Our Operating revenues, net of Partner distribution expense also increased due to a $26.6 million increase in marketing revenues (with offsetting expenses in Sales and marketing), partially offset by a $2.0 million increase in card production sales.
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

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased due to increases in the proportion of our products sold through sub-distributor relationships for which we share a larger portion of our commissions and fees revenue, but incur minimal other operating expenses. This increase was partially offset by sales through Retailo which shares a lower portion of its commission revenue with its retail distribution partners, as well as a decrease in noncash mark-to-market expense of $1.0 million, or from 1.2% of prepaid and processing revenues in 2013 to 0.4% in 2014.

Our Operating revenues, net of Partner distribution expense also increased due to a $9.6 million increase in marketing revenues (with offsetting expense in Sales and marketing) and a $5.0 million increase in card production sales.
Incentives & Rewards
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for 2015, 2014 and 2013.

	2015	2014	2013	Change 2015 - 2014		Change 2014 - 2013
	(in thousands, except percentages)
Total operating revenues	$211,965	$77,583	$6,085	$134,382	173.2%	$71,498	1,175.0%
Partner distribution expense	16,947	8,626	161	8,321	96.5%	8,465	5,257.8%
Operating revenues, net of Partner distribution expense	$195,018	$68,957	$5,924	$126,061	182.8%	$63,033	1,064.0%
Transaction dollar volume	$2,041,289	$803,311	$99,624	$1,237,978	154.1%	$703,687	706.3%
Prepaid and processing revenues as a percentage of transaction dollar volume	9.1%	9.5%	6.1%	(0.4)%	(4.2)%	3.4%	55.7%
Partner distribution expense as a percentage of prepaid and processing revenues	9.1%	11.3%	2.6%	(2.2)%	(19.5)%	8.7%	334.6%
2015 Compared to 2014
Our Operating revenues, net of Partner distribution expense increased primarily due to the increase in our Transaction dollar volume and decrease in Partner distribution expense as a percentage of prepaid and processing revenue, partially offset by a decrease in Prepaid and processing revenue as a percentage of transaction dollar volume:

•
Transaction dollar volume—Increased due to increases in sales of prepaid products through Blackhawk Engagement Solutions, including increases from our existing InteliSpend business and our acquisition of Parago in the fourth quarter of 2014, increases in sales through our e-commerce channel, primarily from our acquisition of CardLab in 2014, and our acquisition of Achievers in the third quarter of 2015.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased due to lower fees earned on certain incentive card programs and mix of incentive programs, a retrospective contract amendment with our issuing bank for InteliSpend in 2014 and an adjustment in 2015 for fees related to prior periods that were paid to us by one of our issuing banks.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased due to a smaller proportion of transaction volume sold through business clients for which we recognize net pricing discounts as an expense and our acquisitions of Parago and Achievers which do not incur such expenses.

Our Operating revenues, net of Partner distribution expense also increased due to a $24.3 million increase in Product sales, primarily resulting from our acquisition of Achievers in the third quarter of 2015.

2014 Compared to 2013
Our Operating revenues, net of Partner distribution expense increased primarily due to our acquisition of InteliSpend in the fourth quarter of 2013 and our acquisitions of Parago and CardLab in 2014. The results in 2013 primarily represent the results of InteliSpend after its acquisition date in the fourth quarter.
Operating Expenses
The following table sets forth our consolidated operating expenses for 2015, 2014 and 2013.

	2015	2014	2013	Change 2015-2014		Change 2014-2013
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	874,043	762,245	618,490	111,798	14.7%	143,755	23.2%
Processing and services	301,228	218,674	157,868	82,554	37.8%	60,806	38.5%
Sales and marketing	260,638	189,408	150,516	71,230	37.6%	38,892	25.8%
Costs of products sold	154,625	110,917	86,357	43,708	39.4%	24,560	28.4%
General and administrative	95,176	66,856	50,830	28,320	42.4%	16,026	31.5%
Transition and acquisition	7,639	2,134	2,111	5,505	258.0%	23	1.1%
Amortization of acquisition intangibles	27,550	19,705	3,349	7,845	39.8%	16,356	488.4%
Change in fair value of contingent consideration	(7,567)	(3,722)	(14,740)	(3,845)	103.3%	11,018	(74.7)%
Total operating expenses	$1,713,332	$1,366,217	$1,054,781	$347,115	25.4%	$311,436	29.5%
Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
2015 Compared to 2014
Processing and services expenses increased 37.8% primarily due to a 22.8% increase in Transaction dollar volume and an increase in the proportion of our program-managed Visa gift and open loop incentives cards sold, which have higher Processing and services expense but also generate the majority of our revenues included in Program, interchange, marketing and other fees. The $82.6 million increase includes increases of $34.6 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift and open loop incentive cards; $22.9 million for personnel costs, including employee and contractor compensation, benefits and travel related costs; $16.6 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, data connectivity, activation transaction processing and other equipment costs; $3.3 million for maintaining our retail distribution partner network, including in-store fixture amortization and merchandising and supply chain costs; and $5.2 million net increase in other costs.
2014 Compared to 2013
Processing and services expenses increased 38.5% primarily due to a 36.6% increase in Transaction dollar volume and an increase in the proportion of our program-managed Visa gift and open loop incentives cards sold, which have higher Processing and services expense but also generate the majority of our revenues included in Program, interchange, marketing and other fees. The $60.8 million increase includes increases of $19.2 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift and open loop incentive cards; $15.6 million for personnel costs, including employee and contractor compensation, benefits and travel related costs; $13.7 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, data connectivity, activation transaction processing and other equipment costs; $5.1 million for maintaining our retail distribution partner network, including in-store fixture amortization and merchandising and supply chain costs; and $7.2 million net increase in other costs.
Sales and Marketing
2015 Compared to 2014
Sales and marketing expenses primarily increased due to a $46.3 million increase in program marketing and development expenses, which substantially resulted from the $40.1 million increase in marketing revenue in Program, interchange, marketing and other fees as well as the enhancement and expansion of our distribution network and related marketing programs. Sales and marketing expenses also increased due to a $21.9 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily from our acquisitions of Parago and Achievers, and a $3.0 million net increase in other costs.
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
Costs of Products Sold
2015 Compared to 2014
Costs of products sold increased due to a $32.7 million increase in Cardpool costs, $17.9 million from our acquisition of Achievers, and a $6.9 million decrease in all other costs. Gross margin on product sales increased to 7.8% in 2015 compared to 5.1% in 2014 primarily due an increase in the gross margin for Cardpool and our acquisition of Achievers which has a higher gross margin relative to other product sales.
2014 Compared to 2013
Costs of products sold increased due to an $18.3 million increase in Cardpool costs and a $6.3 million increase in all other costs. Gross margin on product sales decreased to 5.1% in 2014 compared to 5.7% in 2013 primarily due to a decrease in the gross margin percentage for telecom handsets, partially offset by an increase in the gross margin percentage for Cardpool.
General and Administrative
2015 Compared to 2014
General and administrative expenses increased primarily due to a $16.8 million increase in personnel costs, including employee compensation, benefits and travel related costs, $3.9 million for the reversal of our patent litigation reserve for InComm which we recorded in the second quarter of 2014 (see Note 11—Commitments and Contingencies in the notes to our consolidated financial statements) and $7.7 million increase in other net costs. The increase in employee compensation includes an increase of $8.4 million for stock-based compensation, reflecting increased equity awards granted as well as the impact of accelerated expense recognition for the retirement provision for awards granted during 2015 (see Note 1—Employee Stock-Based Compensation in the notes to our consolidated financial statements).
2014 Compared to 2013
General and administrative expenses increased primarily due to a $13.8 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily as a result of our acquisition of InteliSpend, and $6.1 million increase in other net costs, primarily resulting from professional services related to our Spin-Off and rent expense and other operating costs from InteliSpend. These increases were partially offset by a $3.9 million benefit for the reversal of our previously recorded reserve for patent infringement litigation with InComm.

Transition and Acquisition Expenses
Transition and acquisition expenses include legal, tax, audit and valuation professional service related to acquisition, severance resulting from integration of acquisition and certain employment compensation payments that we recognize in our post combination financial statements. In 2015, we incurred such expenses related to our acquisitions of Achievers and Didix, including $3.2 million of employee compensation. We also incurred these expenses in conjunction with our acquisitions of Parago, CardLab and Incentec in 2014 and InteliSpend and Retailo in 2013.
Amortization of Acquisition Intangibles
Amortization expense has increased each year due to our continuing acquisition activity, including InteliSpend and Retailo in 2013, Parago, CardLab and Incentec in 2014 and Achievers and Didix in 2015.
Change in Fair Value of Contingent Consideration
The decreases in the estimated fair values of contingent consideration relate to our CardLab contingent consideration liability in 2015 and 2014 and to our Cardpool contingent consideration liability in 2013. The decreases of our contingent liability resulted from the failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period for CardLab and delays in the launches of new card acquisition channels for Cardpool.
Other Income (Expense) and Income Tax Expense
The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates in 2015, 2014 and 2013.

	2015	2014	2013	Change 2015-2014		Change 2014-2013
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$(1,970)	$(184)	$241	$(1,786)	970.7%	$(425)	(176.3)%
Interest expense	(13,171)	(5,647)	—	(7,524)	133.2%	(5,647)	N/M
Total other income (expense)	$(15,141)	$(5,831)	$241	$(9,310)	159.7%	$(6,072)	(2,519.5)%
INCOME TAX EXPENSE	$26,796	$27,490	$29,862	$(694)	(2.5)%	$(2,372)	(7.9)%
EFFECTIVE TAX RATE	36.9%	37.7%	35.7%	(0.8)%		2.0%
Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments, foreign currency transaction gains and losses, losses from our equity-investment investees and other non-operating gains and losses. Interest income has fluctuated with the amount and duration of the short-term cash investments and changes in interest and commercial paper rates. Such investments have decreased from 2013 to 2015 due to our increase in acquisition activity. Additionally, foreign currency transaction losses, primarily on intercompany accounts, have increased due to the strengthening US dollar. Interest expense includes interest charged under our Credit Agreement and the amortization of deferred financing costs and the discount on our term loan (see Note 4—Financing in the notes to our consolidated financial statements). Interest expense in 2015 totaled $13.7 million, including $9.0 million under our term loan, $3.5 million for our revolving credit facility and $1.2 million for amortization of deferred financing costs. Interest expense in 2014 totaled $5.7 million, including $3.7 million for our term loan, $1.5 million for our revolving credit facility and $0.5 million for amortization of deferred financing costs.
In late March 2014, we terminated our Cash Management and Treasury Services Agreement with Safeway (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from us, and we borrowed from Safeway to meet our working capital and capital expenditure requirements (See Note 14—Related Party Transactions in the notes to our consolidated financial statements). In conjunction with such termination, we entered into a credit agreement with a group of banks. See Note 4—Financing in the notes to our consolidated financial statements and “—Liquidity and Capital Resources—Sources of Liquidity” for additional information.
Income Tax Expense

2015 Compared to 2014
Our effective rate for 2015 was lower primarily due to higher nontaxable income from the noncash credit adjustment for the change in fair value of contingent consideration and from higher amounts of research and developments credits claimed. This decrease was partially offset by an expense due to a net reduction in the value of our deferred tax assets from changes in certain state tax apportionment laws.
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
Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our Offering. These noncash items also include the amortization of intangible assets from business combinations which have no cash tax impact from the offsetting amortization of deferred tax liabilities but may impact our effective tax rate due to jurisdictional mix. Additionally, changes in tax laws may significantly adjust the value of our deferred tax assets that we recognized for our step-up in basis, and we recognize such adjustments in the quarter the tax law changes, even though the impact on our cash flows is amortized over 15 years. Lastly, we have adjustments related to acquisitions, including i) impact on revenues recognized resulting from the step down in basis of deferred revenue and cardholder liabilities from their carrying values to fair value in a business combination at the acquisition date and ii) adjustment to remove acquisition-related compensation expense when such amounts represent a reduction of the purchase price paid to the sellers under the acquisition agreement but we recognize such payments as compensation expense under GAAP. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for 2015, 2014 and 2013, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable items, nondeductible items and other noncash items that we do not consider indicative of our core operating performance within the period presented. We view our Adjusted effective income tax rate based on Adjusted tax expense before cash tax benefits since these cash tax benefits are not indicative of our underlying effective tax rate.

	2015
	Income Before Income Tax Expense	Income Tax Provision	Effective Income Tax Rate
	(in thousands, except percentages)
As reported	$72,605	$26,796	36.9%
Employee stock-based compensation	30,130	9,108
Distribution partner mark-to-market expense	—	—
Change in fair value of contingent consideration	(7,567)	—
Amortization of intangibles	32,366	11,512
Acquisition-related employee compensation	3,218	1,060
Revenue adjustment from purchase accounting	7,073	2,274
Reversal of state spin deferred rate change	—	(2,810)
Adjusted	$137,825	$47,940	34.8%

	2014
	Income Before Income Tax Expense	Income Tax Provision	Effective Income Tax Rate
	(in thousands, except percentages)
As reported	$72,915	$27,490	37.7%
Employee stock-based compensation	15,365	4,503
Distribution partner mark-to-market expense	1,312	497
Change in fair value of contingent consideration	(3,722)	—
Amortization of intangibles	24,371	8,684
Adjusted	$110,241	$41,174	37.3%

	2013
	Income Before Income Tax Expense	Income Tax Provision	Effective Income Tax Rate
	(in thousands, except percentages)
As reported	$83,548	$29,862	35.7%
Employee stock-based compensation	8,524	957
Distribution partner mark-to-market expense	8,598	2,008
Change in fair value of contingent consideration	(14,740)	—
Amortization of intangibles	6,817	2,561
Adjusted	$92,747	$35,388	38.2%
2015 Compared to 2014
Our Adjusted effective income tax rate for 2015 was lower primarily due to the benefit from one-time various state amended return refund claims and research and development credits claimed in 2015.
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
 The table below illustrates the quarterly transaction dollar volume for all our products for each of the last five fiscal years. Our fiscal year consists of a 52-week or 53-week period ending on the Saturday closest to December 31. Consequently, our fiscal quarters consist of three 12-week periods and one 16-week or 17-week period ending on a Saturday. Fiscal 2011, 2012, 2013 and 2015 included 52 weeks, and Fiscal 2014 included 53 weeks. As a result, our fourth fiscal quarter of each year contains not only the holiday gifting season but also an extra four weeks (or five weeks for 53-week fiscal years) when compared to our first three fiscal quarters.

Transaction Dollar Volume by Quarter ($ in millions)
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$-
'11 '12 '13 '14 '15
Q1
'11 '12 '13 '14 '15
Q2
'11 '12 '13 '14 '15
Q3
'11 '12 '13 '14 '15
Q4

The following tables set forth unaudited consolidated statements of operations data for our four fiscal quarters of 2015 and 2014. We prepared our consolidated statements of operations for each of these quarters on the same basis as our audited consolidated financial statements. In the opinion of our management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Q4 ‘15	Q3 ‘15	Q2 ‘15	Q1 ‘15	Q4 ‘14	Q3 ‘14	Q2 ‘14	Q1 ‘14
	(in thousands)
OPERATING REVENUES:
Commissions and fees	$550,462	$231,492	$257,445	$220,402	$511,458	$201,888	$216,341	$178,095
Program, interchange, marketing and other fees	142,478	77,727	80,223	73,104	100,276	43,895	40,421	35,665
Product sales	63,494	43,446	34,580	26,225	47,143	23,244	27,182	19,355
TOTAL REVENUES	756,434	352,665	372,248	319,731	658,877	269,027	283,944	233,115
OPERATING EXPENSES:
Partner distribution expense	379,850	161,852	176,987	155,354	346,968	142,542	148,428	124,307
Processing and services	102,956	68,246	65,818	64,208	85,020	46,715	45,314	41,625
Sales and marketing	103,985	49,954	63,106	43,593	78,288	36,668	41,374	33,078
Costs of products sold	57,032	40,577	32,113	24,903	44,172	21,946	25,495	19,304
General and administrative	32,990	22,136	21,302	18,748	25,156	16,163	10,934	14,603
Transition and acquisition	1,548	5,275	641	175	1,774	326	32	2
Amortization of acquisition intangibles	9,198	6,875	5,503	5,974	8,866	3,004	3,426	4,409
Change in fair value of contingent consideration	—	—	(3,428)	(4,139)	(3,722)	—	—	—
OPERATING EXPENSES	687,559	354,915	362,042	308,816	586,522	267,364	275,003	237,328
OPERATING INCOME (LOSS)	68,875	(2,250)	10,206	10,915	72,355	1,663	8,941	(4,213)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(32)	(1,421)	284	(801)	(310)	182	353	(409)
Interest expense	(4,605)	(3,231)	(2,578)	(2,757)	(3,566)	(1,080)	(956)	(45)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	64,238	(6,902)	7,912	7,357	68,479	765	8,338	(4,667)
INCOME TAX EXPENSE (BENEFIT)	22,361	(3,290)	5,105	2,620	25,646	352	3,275	(1,783)
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	41,877	(3,612)	2,807	4,737	42,833	413	5,063	(2,884)
Loss (income) attributable to non-controlling interests (net of tax)	(263)	(3)	97	(31)	(116)	142	53	43
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK, INC.	$41,614	$(3,615)	$2,904	$4,706	$42,717	$555	$5,116	$(2,841)

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

Liquidity and Capital Resources
A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. The timing of December holiday sales, cash inflows from our retail distribution partners and cash outflows to our content providers results in significant but temporary increases in our Cash and cash equivalents, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. As a result, the year over year comparison of cash generated by operating activities and total changes in cash can vary significantly. Pursuant to our cash and credit risk management strategy, we invest our excess cash balances in short-term, highly liquid investments that we present as Cash and cash equivalents. During 2015, our average period-end balances of Cash and cash equivalents, excluding our year-end balances, was $258.6 million. During 2013, we terminated our Cash Management and Treasury Services Agreement with Safeway, pursuant to which Safeway borrowed our excess cash balances. Since this arrangement was with our then-Parent and we had minimal credit exposure and were immediately available to meet our liquidity needs, we considered these as part of our total cash available.
The following table sets forth the major sources and uses of cash for the last three fiscal years.

	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$197,857	$286,304	$28,250
Net cash provided by (used in) investing activities	(172,383)	(282,813)	353,687
Net cash provided by (used in) financing activities	(11,992)	367,731	457
Effect of exchange rates on cash	(10,521)	(9,987)	(4,679)
Net increase in cash and cash equivalents	$2,961	$361,235	$377,715
Adjusted for change in overnight cash advances to Safeway	—	—	(495,000)
Net increase (decrease) in cash and cash equivalents and overnight cash advances to Safeway	$2,961	$361,235	$(117,285)
Adjusted Net Cash Provided by Operating Activities and Free Cash Flow
Adjusted net cash provided by operating activities is calculated as the net cash provided by operating activities adjusted to exclude the impact from changes in Settlement receivables, Settlement payables and Consumer and customer deposits. Free cash flow is calculated as Adjusted net cash provided by operating activities, less Expenditures for property, equipment and technology. Cash from the sale of prepaid products is held for a short period of time and then remitted, less our commissions, to our content providers, and is significantly impacted by the portion of gift card sales that occur in late December. Because this cash flow is temporary and highly seasonal, the balances related to year-end seasonal activity are not available for other uses and are therefore excluded from our calculations of Adjusted net cash provided by operating activities and Free cash flow. Additionally, we receive funds from consumers or business clients for prepaid products that we issue or hold on their behalf prior to the issuance of prepaid products. We also view this cash flow as temporary and not indicative of the cash flows generated by our operating activity, and we therefore exclude it from our calculations of Adjusted net cash provided by operating activities and Free cash flow. Free cash flow provides information regarding the cash that our business generates without the fluctuations resulting from the timing of cash inflows and outflows from these settlement activities, which we believe is useful to understanding our business and assessing our ability to fund our capital expenditures and repay amounts borrowed under our term loan. We may use our Free cash flow for, among other things, making investment decisions and managing our capital structure. Please see “—Sources of Liquidity” for additional analysis of Adjusted net cash flows provided by operating activities. The following table sets forth the calculations of our Adjusted net cash flow provided by operating activities and Free cash flow for 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$197,857	$286,304	$28,250
Changes in settlement payables and consumer and customer deposits, net of settlement receivables	(65,582)	(225,504)	49,593
Adjusted net cash provided by operating activities (1)	132,275	60,800	77,843
Expenditures for property, equipment and technology	(52,738)	(39,709)	(30,010)
Free cash flow (1)	$79,537	$21,091	$47,833

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

Sources of Liquidity
Our sources of liquidity include the timing of our settlement activity, our Adjusted net cash provided by operating activities, our Credit Agreement and cash flows related to employee stock-based compensation.
Settlement activity
We generally collect funds from our retail distribution partners for gift cards sold prior to remitting such funds to our content providers and receive funding from our business clients prior to the issuance of incentive and reward products. Accordingly, we benefit from the float that this timing provides us and we may use this float, in conjunction with our Adjusted net cash provided by operating activities and our revolving credit facility, to meet our short-term liquidity needs.
Adjusted net cash provided by operating activities
2015 Compared to 2014
Our Adjusted net cash provided by operating activities, which removes the impact on operating cash flow from the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits, increased to $132.3 million from $60.8 million. This increase included income tax refunds that we received of $14.3 million in 2015 for certain state tax authorities for Spin-Off taxes, as compared to payments of $27.7 million in 2014. Safeway had funded these payments in 2014 and we repaid Safeway in 2015 pursuant to promissory notes, both of which we reflect within financing activities (see “—Section 336(e) Election and Safeway Merger” and Note 1—Income Taxes in the notes to our consolidated financial statements for additional information).
Excluding these refunds in 2015 and payments in 2014, Adjusted net cash provided by operating activities increased by 33.4%, or $29.5 million. This increase reflects an increase of net income adjusted for noncash reconciling items (excluding income taxes) of 30.3%, or $41.5 million, primarily driven by our 24.6% increase in our operating revenues. Additionally, income tax related items (adjusted to exclude the Spin-Off tax refunds in 2015 and payments in 2014 described above) provided an operating cash flow increase of $9.8 million for 2015 as compared to 2014. This benefit reflects a decrease in income taxes paid of $14.9 million, primarily due to our Section 336(e) Election (described below). These cash flow benefits were partially offset by an increase in the use of cash for other operating assets and liabilities of $21.8 million.
2014 Compared to 2013
Our Adjusted net cash provided by operating activities decreased to $60.8 million from $77.8 million primarily due to $27.7 million in payments to certain state tax authorities for Spin-Off taxes, which Safeway funded pursuant to promissory notes which we reflect within financing activities. Excluding these payments, Adjusted net cash provided by operating activities increased by 13.7%, or $10.6 million, primarily reflecting a 27% increase in our operating revenues, partially offset by a decrease in the source of cash from Accounts payable and accrued operating expenses of $26.3 million. This decrease reflects a relatively large balance at year-end 2013 and therefore a larger source of cash for 2013 and a lower source of cash in 2014 than what we would have expected based on historical trends.
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

The SARTSA provided that, since the Spin-Off is taxable, we and Safeway made an election that resulted in a step-up in the tax basis of our assets (the Section 336(e) Election) that will be amortized as a tax deduction. The total tax deduction results in approximately $29 million in cash tax savings per year for us, assuming a 15-year recovery period and our U.S. statutory rate. We realized approximately $23 million on our fiscal 2014 tax returns as a result of the recovery period beginning at the date of our Spin-Off in April 2014. Additionally, pursuant to the SARTSA, amounts outstanding for our Notes payable to Safeway, adjusted for anticipated state tax refunds, were contributed to equity.
Our ability to realize these benefits depends upon, among other things, our ability to generate adequate taxable income to fully utilize the deductions. Additionally, if we repatriate cash from our foreign subsidiaries, we will only have a U.S. tax liability for repatriation of earnings subsequent to our Spin-Off, and those earnings will be reduced by the amortization of the step-up in tax basis of the assets of our foreign subsidiaries. During 2015, we repatriated $15.3 million from our foreign subsidiaries because it was tax efficient to do so and we paid immaterial income taxes related to this. See Note 1—Income Taxes in the notes to our consolidated financial statements for additional information.
Cash Tax Benefits from Acquisitions
Our stock acquisitions of Achievers in 2015 and Parago, CardLab and Incentec in 2014 resulted in our ability to utilize their net operating loss carryforwards (NOL’s) to reduce our U.S income taxes payable. Our stock acquisition of Achievers in 2015, as well as our stock acquisition of Retailo in 2013, resulted in our ability to utilize their NOL to reduce our foreign income taxes payable. NOL’s recognized from these acquisitions totaled $59.4 million tax effected, and we realized $0.3 million for our 2013 tax returns, $3.0 million for our 2014 tax returns, and expect to realize $11.9 million, $13.2 million and $8.3 million for our 2015, 2016 and 2017 tax returns, respectively, and $22.7 million in total from 2018 through 2029. Consistent with our Section 336(e) Election, our ability to realize these benefits depends upon, among other things, our ability to generate adequate taxable income to fully utilize the deductions.
Credit Agreement
During 2014, we entered into our Credit Agreement with a group of banks, which includes a term loan and a revolving credit facility. As amended, the term loan included a $475 million, of which we drew down $375 million in 2014 and $100 million in January 2016 and repaid $11.3 million in 2015. The revolving credit facility totals $400 million. The revolving credit facility includes a $200 million subfacility for the issuance of letters of credit. For information regarding the interest rates under our Credit Agreement, see Note 4—Financing in the notes in our consolidated financial statements.
At year-end 2015, we had $364 million outstanding under our term loan, no amounts outstanding under our revolving credit facility, $47.2 million in outstanding letters of credit under the Credit Agreement and $352.8 million available under our revolving credit facility.
Though we have had no amounts outstanding at most of our fiscal quarter-ends and no amounts outstanding at year-end, we have borrowed under our revolving credit facility during 2015 and 2014 to meet our liquidity needs. Our average amounts outstanding under our revolving line of credit excluding letters of credit totaled $55.9 million and $16.5 million in 2015 and 2014, respectively, and the largest amounts outstanding were $178.7 million and $130.0 million in 2015 and 2014, respectively.
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
Employee Stock-Based Compensation
Before our Offering, we net settled the substantial majority of the strike price of options and taxes due for options and restricted stock awards with our employees and, accordingly, such settlement was a use of cash in financing activities. After our Offering, we receive as proceeds the exercise price of employee options and purchase price of our employee stock purchase program. Such proceeds, related excess tax benefits of stock-based awards and other stock-related activity totaled $18.9 million, $10.9 million and $4.9 million in 2015, 2014 and 2013, respectively.

Uses of Liquidity
Expenditures for Property, Equipment and Technology
As discussed in “Part I, Item 1. Business—Technology,” we made significant investments in our technology resources. Our capitalized expenditures for technology, related hardware and other capital projects totaled $52.7 million, $39.7 million and $30.0 million in 2015, 2014 and 2013, respectively. We expect to maintain capital expenditures at or higher than these levels as we continue to improve our service capabilities and integrate the various platforms from our acquisitions in the incentives industry.
Business Acquisitions
From 2013 to 2015, we have made various cash payments related to our business acquisitions, which we present either in investing or financing activities depending upon the nature of the payment. Additionally, certain portions of the cash received in the acquisitions were offset by consumer and customer deposit liabilities and settlement liabilities assumed (net of settlement receivables recognized), which we view as temporary and not available for other uses and we assumed a working capital deficit for our acquisition of Achievers. As a result, we view the total investment and impact on our liquidity in these acquisitions as greater than the net cash payments for them. The table below presents the various cash flows related to our business acquisitions from our consolidated statements of cash flows with an adjustment for the consumer and customer deposit and settlement liabilities assumed, net of settlement recognized receivables, to derive the total investment.

	2015	2014	2013
	(in thousands)
Business acquisitions, net of cash acquired	$(115,481)	$(237,605)	$(149,370)
Sale of trading securities	—	—	29,749
Change in restricted cash	1,811	(5,000)	—
Total investing activities related to business acquisitions	(113,670)	(242,605)	(119,621)
Repayment of debt assumed in business acquisitions	—	(41,984)	—
Payments for acquisition liability	(1,811)	—	(5,615)
Total financing activities related to business acquisitions	(1,811)	(41,984)	(5,615)
Settlement payables and Consumer and customer deposits assumed, net of settlement receivables	(10,079)	(33,367)	(40,644)
Net working capital deficit assumed	(35,621)	—	—
Total investment in business acquisitions	$(161,181)	$(317,956)	$(165,880)
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity and represent material expected or contractually committed future obligations. The following table summarizes our contractual obligations with minimum firm commitments as of year-end 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt	$363,750	$37,500	$326,250	$—	$—
Distribution partner commitments	115,395	42,588	51,963	20,131	713
Operating leases	40,394	11,141	14,724	7,465	7,064
Other long-term liabilities	14,700	—	14,700	—	—
Total by period	$534,239	$91,229	$407,637	$27,596	$7,777
Distribution partner commitments (uncertainty in timing of future payments)	15,150
Total	$549,389

Long-term debt—Represents principal payments due under our term loan. In January 2016, we exercised our option to increase our term loan by $100 million, which increase is due in January 2017. See Note 4—Financing in our consolidated financial statements.
Distribution partner commitments—Represents commitments to provide marketing development funds, fixture displays and certain other payments to our retail distribution partners. For our fixture display commitments, contracts generally stipulate a total commitment over the term of the contract. Due to uncertainties in the timing of these commitments, we present them as an aggregate amount.
Operating leases—In February 2016, in conjunction with Safeway's termination of its lease of our corporate office headquarters, we terminated our sublease from Safeway and entered into a lease agreement directly with the lessor. The new lease agreement increased our lease commitments by $58.6 million, including $8.7 million from one to three years, $10.9 million from three to five years and $38.9 million over five years. See Note 11—Commitments and Contingencies in our consolidated financial statements.
Other long-term liabilities—Includes amounts presented in our consolidated balances sheet as Other liabilities, excluding our contingent acquisition liability and deferred income.
We have excluded long-term deferred income taxes from this table as noncash liabilities since we recognized them in business combinations to offset future noncash intangible asset amortization expense that is not deductible for tax purposes.
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
Off-Balance Sheet Arrangements
None.
Financial Position
We consider our Net settlement position, which is calculated as Cash and cash equivalents and Settlement receivables, less Settlement payables and Consumer and customer deposits, as an important liquidity measure for our financial position. The table below presents the calculation of our Net settlement position at year-end 2015 and 2014.

	Year-end 2015	Year-end 2014
	(in thousands)
Cash and cash equivalents	$914,576	$911,615
Settlement receivables	626,077	526,587
Settlement payables	(1,605,021)	(1,383,481)
Consumer and customer deposits	(84,761)	(133,772)
Net settlement position	$(149,129)	$(79,051)
At year-end 2015, we have a net settlement deficit of $149.1 million. We will finance this deficit through our revolving credit facility, free cash flows and realization of the Section 336(e) Election and cash tax savings from our acquisitions. We believe that these sources of liquidity will be sufficient to meet our operating needs for the next 12 months, including working capital, capital expenditure and debt repayment requirements.

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
Revenue Recognition
We recognize revenue when the price is fixed or determinable, persuasive evidence of the arrangement exists, the service is performed or the product is delivered and collectability of the resulting receivable is reasonably assured. Under certain arrangements, we have concluded that we have entered into a multiple element arrangement with multiple units of accounting. We allocate the arrangement consideration to each unit of accounting based on their relative fair values and recognize revenue for each unit of accounting when we deliver the goods or services.
Commissions and Fees
We derive the majority of our revenues from commissions and fees paid by our content providers for distribution and program management of prepaid cards. Gross commissions are generally recognized as revenue at the time of card activation. For our proprietary Visa gift, open loop incentive and PayPower GPR cards, we serve as the program manager operating for our issuing banks. Consequently, all of the consumer and client purchase fees for these cards are deferred and recognized over the estimated card life either ratably in proportion to historical redemption patterns for our Visa gift and open loop incentive cards (currently, 12 months) or on a straight-line basis for our GPR cards (currently, 24 months and four months, respectively). Fees for reloading reloadable incentive or GPR cards are recognized when we process the reload.
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
On certain open loop as well as close loop category-specific cards, we receive commissions from merchants based on a contractual percentage of the amount redeemed. We recognize revenue that we have allocated to this unit of accounting when the cardholders make purchases and the funds are redeemed.

Program, Interchange, Marketing and Other Fees
We generate revenues related to our overall program management of open loop card programs, which includes post-activation customer service, redemption processing and account maintenance. We earn a significant portion of these revenues from our issuing banks related to the unspent funds from our proprietary Visa gift and open loop incentive card programs. For most of our programs, the issuing banks pay us with a program management fee based on a fixed percentage or otherwise determinable portion of the transaction dollar volume. We recognize such fees in proportion to historical redemption patterns over the estimated card life, currently 12 months for our Visa gift and open loop incentive cards. The fee percentage is subject to renegotiation and may be adjusted prospectively based on changes in the underlying redemption patterns, escheat obligations, regulations and other factors that change the underlying economics of the card portfolio. For certain programs, our issuing banks may pay us fees for monthly maintenance fees that the issuing banks begin charging to the card balance after a given number of months after card activation, or a percentage of unspent funds when cards expire. If such program provides us the program management fee described above, our issuing banks generally provide us the maintenance fees or unspent funds only to the extent that they exceed the program management fee previously provided. We recognize these maintenance fees or unspent funds when charged or deducted by the issuing banks. For certain incentive card programs, the issuing bank may reclaim the program management or monthly fees under certain conditions, and we record a sales reserve for our estimates of fees that the issuing bank will reclaim.
As additional compensation for our program management services, the issuing banks pay us a portion of interchange fees charged to the merchant by the issuing banks when cardholders make purchases at merchants.
We earn revenue from marketing payments from our content providers which we report on a gross basis and recognize when services are rendered, items shipped or fees contractually earned.
We earn revenue by providing software platforms for our business clients’ reward programs and recognize revenue either ratably over the service period or based on monthly usage.
Product Sales
We also generate revenue by selling previously owned closed loop gift cards that we acquired at a discount, by providing closed loop gift card or merchandise rewards to the employee recipients of our business clients, by selling telecom handsets to our retail distribution partners, by providing some of our content providers with design, development and production services related to their individual prepaid card programs, and by providing merchandise rewards to the recipients of certain incentive programs. We recognize revenue on a gross basis when items are shipped or delivered, based on the underlying shipping terms.
Deferred Income Taxes
As a result of the Section 336(e) Election and Safeway's acquisition by AB Acquisition LLC in January 2015, we recognized significant deferred tax assets in our first quarter of 2015. We value this deferred tax asset, along with our other deferred income taxes based on, among other things, our best estimates of our future state apportionment (the relative amounts of our total taxable income that is taxable in states where we pay income taxes) and the enacted future federal and state tax rates at the reporting date. We regularly review these assumptions and revalue our deferred income taxes based on changes in our assumptions of state apportionment and changes in the enacted federal and state tax rates. If our assumptions regarding state apportionment change, we could take a significant charge or benefit to our consolidated statement of income.
Business Acquisitions
We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Significant assumptions include identification of the identifiable intangible assets (primarily developed technology and customer and retail distribution partner relationships), projections of future cash flows (revenues, costs of revenue and selling, general and administrative expense, capital expenditures and income tax rates), attrition rates for customer and retail distribution partner relationships, royalty rates for certain other intangible assets, and discount rates that appropriately reflect the risk profiles of the intangible assets. The results of these assumptions affect the amounts allocated to intangible assets, goodwill and deferred revenue we report on our consolidated balance sheets.
Goodwill
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At the acquisition date, we assign goodwill to a reporting unit, which may be an operating segment or a level below an operating segment, known as a component. If facts or circumstances change, we may re-allocate goodwill to different reporting units. Goodwill is not subject to amortization but is tested annually for impairment.

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
In performing our annual review of goodwill balances for impairment, we estimate the fair value of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as growth in transaction dollar volume, operating revenues and operating expenses; our ability to retain and expand distribution partners or business clients, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A on Form 10-K.
As of January 2, 2016, we had $402.5 million of goodwill. We performed a qualitative assessment of goodwill impairment for our Cardpool and Achievers reporting units and concluded that it was more likely than not that goodwill was not impaired. The fair values of our e-Commerce and Blackhawk Engagement Solutions reporting units exceeded their carrying values by amounts that did not indicate a significant risk of goodwill impairment based on current projections and valuations. Historically, we have evaluated our goodwill from our 2013 acquisition of Retailo as a consolidated Europe East reporting unit. However, due to our anticipated growth of incentives business in Europe East, we concluded that we now have two reporting units: Europe East Retail and Europe East Incentives, and we accordingly allocated the goodwill between these two reporting units based on their relative fair values. Immediately prior to the re-allocation, the fair value of the Europe East consolidated reporting unit exceeded its carrying value by 9%. The assumptions used in the valuation and re-allocation of goodwill of these reporting units were made using management’s best projections. As a result of the re-allocation and the already significant intangible assets included in our Europe East Retail reporting unit, the Europe East Retail reporting unit has elevated risk of goodwill impairment due to its exposure to lowered expectations of growth of sales at our retail distribution partners and lower operating margins. The fair value of the Europe East Retail reporting unit exceeded its carrying value by $1.7 million, or 3%. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of approximately $2.8 million, which would have resulted in a goodwill impairment. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value by $0.7 million, which would not have resulted in a goodwill impairment. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

Intangible Assets
We evaluate intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, we then determine the expected future undiscounted cash flows from the asset. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of the expected future undiscounted cash flows. We have not found indicators of impairment during 2015, 2014 and 2013. Qualitative factors that we consider include historical and projected financial performance of these assets, industry and market considerations and other relevant events and factors affecting these assets.
Income Tax Contingencies
We are subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities with respect to tax returns which include Blackhawk, and we are subject to periodic audits by various federal, foreign, state and local taxing authorities with respect to our applicable separate company tax returns. These audits may challenge certain of our tax positions, such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish tax liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review and adjust accordingly these tax uncertainties as facts and circumstances change. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect our effective tax rate and cash flows in future years.
Employee Stock-Based Compensation
We account for stock-based awards to employees, including grants of stock options, stock appreciation rights, restricted stock, restricted stock units and performance stock units as compensation based on the fair value of the award at the grant date and amortize the grant date fair value to expense over the requisite service period, which is generally the vesting period. Certain awards contain a retirement provision that permits the employee, after the employee has met certain age or tenure requirements to be considered retirement eligible, to continue to receive the benefits of the award according to its original vesting schedule upon retirement from us, provided that the employee has provided at least one year of service from the grant date. For grant recipients who are or will have become retirement eligible prior to the end of the vesting period of the award, we recognize expense over the greater of one year or when the employee becomes retirement eligible.
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
Recently Adopted or Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes all previous revenue recognition guidance with a single revenue recognition principle. Based on this principle, an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. This new guidance is to be applied retrospectively either to each reporting period presented or with the cumulative effect of initially applying the guidance at the date of initial application for reporting periods beginning after December 15, 2017. Early adoption is not permitted. Management is evaluating the impact of this guidance on our consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718). The new guidance provides new criteria for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective retrospectively for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We early adopted ASU 2015-03 retrospectively in the quarter ended January 2, 2016. The adoption had an immaterial impact to our consolidated balance sheet. We did not retrospectively adjust balances as of January 3, 2015 as the impact was not material. Adoption had no impact on our results of operations.
The guidance in ASU 2015-03 simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15 Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which provides the SEC's guidance to permit an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We included our evaluation of ASU 2015-15 in our early adoption of ASU 2015-03.
In September 2015, the FASB issued ASU 2015-16, Business combinations (Topic 805): Simplifying the accounting for measurement-period adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments of ASU 2015-16 are effective prospectively for fiscal years beginning after December 15, 2015. We do not expect the adoption of ASU 2015-16 to materially impact our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 retrospectively in the quarter ended January 2, 2016. As a result of the adoption, we reclassified $36.6 million of current deferred income tax assets as a reduction of long-term deferred income tax liabilities and reclassified $1.8 million of current deferred income tax assets to long-term deferred income tax assets on our consolidated balance sheet as of January 3, 2015. Adoption had no impact on our results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 changes current lease accounting standard by requiring the recognition of lease assets and lease liabilities for all leases, including those currently classified as operating leases. This new guidance is to be applied under a modified retrospective application to the earliest reporting period presented for reporting periods beginning after December 15, 2018. Early adoption is permitted. While management is evaluating the comprehensive impact of this guidance, this new guidance would require us to capitalize, at the appropriate discount rate, our operating lease commitments as disclosed in Note 11—Commitments and Contingencies.
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
Interest Rate Risk
During 2014, we completed our Credit Agreement with a group of banks, which, as amended, included a $475 million term loan and a $400 million revolving credit facility. Interest expense under our Credit Agreement for interest on loans, letter of credit commissions and commitment fees are determined based on LIBOR interest rates, the Wells Fargo Bank, NA “prime rate” and/or Federal Funds Rate, and we are exposed to changes in such rates. Based on our term loan outstanding as of year-end, plus the $100 million that we drew down in January 2016, and if we were to maximize potential borrowings under our revolving credit facility for one year, a 1% increase in the applicable interest rate would increase our interest expense by approximately $8.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity” and Note 4—Financing for additional information.
Currency Risk
We currently have international operations in countries which include Australia, Canada, Mexico, the United Kingdom, other countries in the European Union and Japan. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. We have minimal foreign currency transactions with third-parties. For intercompany transactions that we do not consider to be permanent investments (that is, we do not require or anticipate settlement for the foreseeable future), we have currency risk exposure for fluctuations in exchange rates of the U.S. dollar against foreign currencies. Foreign currency transaction losses totaled $1.9 million, $0.9 million and $0.4 million in 2015, 2014 and 2013, respectively. We do not believe that a 10% change in foreign currency exchange rates would materially affect our consolidated financial position, results of operations and cash flows.
The functional currency of the results of our operations and related assets and liabilities in foreign jurisdictions is the local currency, and we translate such results, assets and liabilities to the U.S. dollar for financial reporting purposes. Our results of operations and financial position are exposed to changes in the exchange rates of the U.S. dollar foreign currencies. We had foreign currency translation adjustment losses of $21.4 million, $16.6 million and $3.2 million in 2015, 2014 and 2013, respectively. We do not believe that a 10% change in foreign currency exchange rates would materially affect our consolidated financial position, results of operations and cash flows, since our foreign operations settle from our retail distribution partners and content providers in the local currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blackhawk Network Holdings, Inc.
Pleasanton, CA

We have audited the accompanying consolidated balance sheets of Blackhawk Network Holdings, Inc. and subsidiaries (the "Company") as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blackhawk Network Holdings, Inc. and subsidiaries as of January 2, 2016, and January 3, 2015 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California
March 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Blackhawk Network Holdings, Inc.
Pleasanton, CA

We have audited the internal control over financial reporting of Blackhawk Network Holdings, Inc. and subsidiaries (the "Company") as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Report on Internal Control over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at Achievers Corp. and Didix Gifting & Promotions B.V., which were acquired on June 30, 2015, and September 14, 2015, respectively and whose financial statements constitute in aggregate less than 2% of total assets, and less than 2% of total operating revenues of the consolidated financial statement amounts as of and for the year ended January 2, 2016. Accordingly, our audit did not include the internal control over financial reporting at Achievers Corp. and Didix Gifting & Promotions B. V. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 2, 2016 of the Company and our report dated March 2, 2016 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph referring to the Company’s relationship with Safeway Inc. prior to April 14, 2014.
/s/ Deloitte & Touche LLP

San Francisco, California
March 2, 2016

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	Year-end 2015	Year-end 2014
ASSETS
Current assets:
Cash and cash equivalents	$914,576	$911,615
Restricted cash	3,189	5,000
Settlement receivables, net	626,077	526,587
Accounts receivable, net	241,729	181,431
Other current assets	103,319	95,658
Total current assets	1,888,890	1,720,291
Property, equipment and technology, net	159,357	130,008
Intangible assets, net	240,898	170,957
Goodwill	402,489	331,265
Deferred income taxes	339,558	3,502
Other assets	81,764	93,086
TOTAL ASSETS	$3,112,956	$2,449,109

See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value)
	Year-end 2015	Year-end 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$1,605,021	$1,383,481
Consumer and customer deposits	84,761	133,772
Accounts payable and accrued operating expenses	119,087	117,118
Deferred revenue	113,458	48,114
Note payable, current portion	37,296	11,211
Notes payable to Safeway	4,129	27,678
Bank line of credit	—	—
Other current liabilities	57,342	54,238
Total current liabilities	2,021,094	1,775,612
Deferred income taxes	18,652	8,743
Note payable	324,412	362,543
Other liabilities	14,700	14,432
Total liabilities	2,378,858	2,161,330
Commitments and contingencies (see Note 11)	—	—
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 55,794, and 53,505 shares outstanding, respectively	56	54
Additional paid-in capital	561,939	137,916
Accumulated other comprehensive loss	(40,195)	(19,470)
Retained earnings	207,973	162,439
Total Blackhawk Network Holdings, Inc. equity	729,773	280,939
Non-controlling interests	4,325	6,840
Total stockholders’ equity	734,098	287,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,112,956	$2,449,109
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	2015	2014	2013
OPERATING REVENUES:
Commissions and fees	$1,259,801	$1,107,782	$904,796
Program, interchange, marketing and other fees	373,532	220,257	141,735
Product sales	167,745	116,924	91,557
Total operating revenues	1,801,078	1,444,963	1,138,088
OPERATING EXPENSES:
Partner distribution expense	874,043	762,245	618,490
Processing and services	301,228	218,674	157,868
Sales and marketing	260,638	189,408	150,516
Costs of products sold	154,625	110,917	86,357
General and administrative	95,176	66,856	50,830
Transition and acquisition	7,639	2,134	2,111
Amortization of acquisition intangibles	27,550	19,705	3,349
Change in fair value of contingent consideration	(7,567)	(3,722)	(14,740)
Total operating expenses	1,713,332	1,366,217	1,054,781
OPERATING INCOME	87,746	78,746	83,307
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(1,970)	(184)	241
Interest expense	(13,171)	(5,647)	—
INCOME BEFORE INCOME TAX EXPENSE	72,605	72,915	83,548
INCOME TAX EXPENSE	26,796	27,490	29,862
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	45,809	45,425	53,686
Loss (income) attributable to non-controlling interests, net of tax	(200)	122	418
NET INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$45,609	$45,547	$54,104
EARNINGS PER SHARE:
Basic	$0.84	$0.86	$1.04
Diluted	$0.81	$0.83	$1.02
Weighted average shares outstanding—basic	54,294	52,531	51,164
Weighted average shares outstanding—diluted	56,313	54,309	52,402
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	2015	2014	2013
NET INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$45,809	$45,425	$53,686
Other comprehensive income:
Currency translation adjustments	(21,413)	(16,587)	(3,195)
COMPREHENSIVE INCOME BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	24,396	28,838	50,491
Comprehensive loss attributable to non-controlling interests (net of tax)	488	112	442
COMPREHENSIVE INCOME ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$24,884	$28,950	$50,933
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	2015	2014	2013
OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$45,809	$45,425	$53,686
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	40,983	28,548	21,662
Amortization of intangibles	32,366	24,371	6,817
Amortization of deferred program and contract costs	28,991	24,451	21,039
Employee stock-based compensation expense	30,130	15,365	8,524
Distribution partner mark-to-market expense	—	1,312	8,598
Change in fair value of contingent consideration	(7,567)	(3,722)	(14,740)
Reversal of reserve for patent litigation	—	(3,852)	—
Excess tax benefit from stock-based awards	(6,823)	(2,730)	(2,411)
Deferred income taxes	29,810	(11,825)	(1,053)
Other	7,748	5,048	4,317
Changes in operating assets and liabilities:
Settlement receivables	(111,678)	276,413	(289,974)
Settlement payables	231,662	(86,005)	239,667
Accounts receivable, current and long-term	(57,171)	(33,998)	(21,327)
Other current assets	(17,210)	(2,280)	(4,827)
Other assets	(20,434)	(28,379)	(37,160)
Consumer and customer deposits	(54,402)	35,096	714
Accounts payable and accrued operating expenses	(2,988)	942	27,235
Deferred revenue	14,363	17,574	5,618
Other current and long-term liabilities	16,877	1,402	5,530
Income taxes, net	(2,609)	(16,852)	(3,665)
Net cash provided by operating activities	197,857	286,304	28,250
INVESTING ACTIVITIES:
Change in overnight cash advances to Safeway	—	—	495,000
Expenditures for property, equipment and technology	(52,738)	(39,709)	(30,010)
Business acquisitions, net of cash acquired	(115,481)	(237,605)	(149,370)
Sale of trading securities	—	—	29,749
Investments in unconsolidated entities	(5,877)	—	—
Change in restricted cash	1,811	(5,000)	8,968
Other	(98)	(499)	(650)
Net cash provided by (used in) investing activities	(172,383)	(282,813)	353,687

See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)
	52 Weeks Ended	53 Weeks Ended	53 Weeks Ended
	2015	2014	2013
FINANCING ACTIVITIES:
Payments for acquisition liability	(1,811)	—	(5,615)
Proceeds from issuance of note payable	—	375,000	—
Repayment of note payable	(11,250)	—	—
Payments of financing costs	(2,063)	(3,783)	—
Borrowings under revolving bank line of credit	2,473,529	215,000	—
Repayments on revolving bank line of credit	(2,473,529)	(215,000)	—
Proceeds from notes payable to Safeway	—	27,678	—
Repayment on notes payable to Safeway	(14,285)	—	—
Repayment of debt assumed in business acquisitions	—	(41,984)	—
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	13,817	9,080	3,548
Other stock-based compensation related	(1,729)	(946)	(1,023)
Excess tax benefit from stock-based awards	6,823	2,730	2,411
Other	(1,494)	(44)	1,136
Net cash provided by (used in) financing activities	(11,992)	367,731	457
Effect of exchange rate changes on cash and cash equivalents	(10,521)	(9,987)	(4,679)
Increase in cash and cash equivalents	2,961	361,235	377,715
Cash and cash equivalents—beginning of year	911,615	550,380	172,665
Cash and cash equivalents—end of year	$914,576	$911,615	$550,380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest paid (net of amounts capitalized)	$11,691	$4,596	$—
Income taxes paid	$13,880	$28,828	$29,658
Spin-Off income taxes paid (refunds received), funded by (remitted to) Safeway (see Note 1—Income Taxes)	$(14,285)	$27,678	$—
Noncash investing and financing activities:
Net deferred tax assets recognized for tax basis step-up with offset to Additional paid-in capital (see Note 10—Income Taxes)	$363,889	$—	$—
Note payable to Safeway contributed to Additional paid-in capital (see Note 10—Income Taxes)	$8,229	$—	$—
Financing of business acquisition with stock	$—	$1,595	$—
Financing of business acquisition with contingent consideration	$—	$13,100	$—
Reclassification of warrant and common stock liabilities to additional paid-in capital upon initial public offering	$—	$—	$27,121
Reclassification of redeemable equity to stockholders’ equity upon initial public offering	$—	$—	$36,171
Intangible assets recognized for the issuance of fully vested warrants	$3,147	$—	$22,183
Conversion of income tax payable and deferred taxes to (from) additional paid-in capital	$(882)	$1,807	$2,172
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non-Controlling Interests	Total Stock-holders' Equity
BALANCE—December 29, 2012	51,681	$51	$31,542	$—	$298	$30,669	$62,560	$90	$62,650
Comprehensive income	—	—	—	—	(3,171)	54,104	50,933	(442)	50,491
Stock-based employee compensation expense	—	—	8,524	—	—	—	8,524	—	8,524
Exercise of options and warrant	851	1	3,680	—	—	—	3,681	—	3,681
Surrender of stock-based equity awards for taxes	—	—	(460)	(126)	—	—	(586)	—	(586)
Excess tax benefit from stock-based awards, net	—	—	2,146	—	—	—	2,146	—	2,146
Issuance of restricted stock awards	365	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	16	—	—	—	—	—	—	—	—
Mark-to-market adjustment on warrants issued to distribution partners	—	—	8,003	—	—	—	8,003	—	8,003
Issuance of fully vested warrants to distribution partners	—	—	22,332	—	—	—	22,332	—	22,332
Reclassification of income taxes payable and deferred taxes to additional paid-in capital	—	—	2,172	—	—	—	2,172	—	2,172
Reclassification of warrant and common stock liabilities upon initial public offering	—	1	27,120	—	—	—	27,121	—	27,121
Contribution from non-controlling interests	—	—	—	—	—	—	—	484	484
Fair value of non-controlling interests recognized from business combination	—	—	—	—	—	—	—	6,864	6,864
Dividends paid	—	—	—	—	—	(145)	(145)	—	(145)
Adjustment to redeemable equity	—	—	—	—	—	(1,744)	(1,744)	—	(1,744)
Reclassification of redeemable equity upon initial public offering	—	—	2,080	—	—	34,091	36,171	—	36,171
BALANCE—December 28, 2013	52,913	$53	$107,139	$(126)	$(2,873)	$116,975	$221,168	$6,996	$228,164

(Continued)
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non-Controlling Interests	Total Stock-holders' Equity
BALANCE—December 28, 2013	52,913	$53	$107,139	$(126)	$(2,873)	$116,975	$221,168	$6,996	$228,164
Comprehensive income	—	—	—	—	(16,597)	45,547	28,950	(112)	28,838
Stock-based employee compensation expense	—	—	15,365	—	—	—	15,365	—	15,365
Exercise of options	589	1	6,833	—	—	—	6,834	—	6,834
Surrender of stock-based equity awards for taxes	—	—	(504)	(384)	—	—	(888)	—	(888)
Excess tax benefit from stock-based awards, net	—	—	2,608	—	—	—	2,608	—	2,608
Issuance of restricted stock awards	34	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	29	—	—	—	—	—	—	—	—
Issuance of common stock in acquisition	62	—	1,595	—	—	—	1,595		1,595
Shares purchased under employee stock purchase plan	111	—	2,271	—	—	—	2,271		2,271
Mark-to-market adjustment on warrants issued to distribution partners	—	—	1,312	—	—	—	1,312	—	1,312
Reclassification of income taxes payable and deferred taxes to additional paid-in capital	—	—	1,807	—	—		1,807	—	1,807
Exercise of warrant	316	—	—	—	—	—	—	—	—
Retirement of treasury stock	(549)	—	(510)	510	—	—	—	—	—
Contribution from non-controlling interests	—	—	—	—	—	—	—	133	133
Dividends paid	—	—	—	—	—	(83)	(83)	(177)	(260)
BALANCE—January 3, 2015	53,505	$54	$137,916	$—	$(19,470)	$162,439	$280,939	$6,840	$287,779

(Continued)
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non-Controlling Interests	Total Stock-holders' Equity
BALANCE—January 3, 2015	53,505	$54	$137,916	$(19,470)	$162,439	$280,939	$6,840	$287,779
Comprehensive income	—	—	—	(20,725)	45,609	24,884	(488)	24,396
Stock-based employee compensation expense	—	—	30,130	—	—	30,130	—	30,130
Exercise of options	783	1	9,958	—	—	9,959	—	9,959
Surrender of stock-based equity awards for taxes	(10)	—	(1,654)	—	—	(1,654)	—	(1,654)
Excess tax benefit from stock-based awards, net	—	—	6,816	—	—	6,816	—	6,816
Issuance of common stock upon vesting of restricted stock units, net of forfeitures	231	—	—		—	—	—	—
Shares purchased under employee stock purchase plan	124	—	3,857		—	3,857		3,857
Reclassification of income taxes payable and deferred taxes from additional paid-in capital	—	—	(882)			(882)		(882)
Net deferred tax assets recognized for tax basis step-up			372,118			372,118	—	372,118
Exercise of warrants	1,161	1				1		1
Warrants issued to distribution partners	—	—	3,147	—	—	3,147	—	3,147
Repurchase of non-controlling interests	—	—	533	—	—	533	(1,893)	(1,360)
Dividends paid	—	—	—	—	(75)	(75)	(134)	(209)
BALANCE—January 2, 2016	55,794	$56	$561,939	$(40,195)	$207,973	$729,773	$4,325	$734,098

See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Significant Accounting Policies
The Company
Blackhawk Network Holdings, Inc., together with its subsidiaries (we, us, our, the Company), is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 23 other countries. Our product offerings include single-use gift cards; loyalty, incentive and reward products and services; prepaid telecom products and prepaid financial services products, including general purpose reloadable (GPR) cards, and our reload network (collectively, prepaid products). We offer gift cards from leading consumer brands (known as closed loop) as well as branded gift and incentive cards from leading payment network card associations such as American Express, Discover, MasterCard and Visa (known as open loop) and prepaid telecom products offered by prepaid wireless telecom carriers. We also distribute GPR cards and operate a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards. We distribute these prepaid products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as retail distribution partners) in the Americas, Europe, Africa, Australia and Asia and provide these prepaid products and related services to business clients for their loyalty, incentive and reward programs.
Conversion of Class B Common Stock
On May 21, 2015, following approval of our Board of Directors (the Board) and stockholders, we amended our Certificate of Incorporation to eliminate our dual-class common stock structure by converting all outstanding shares of our Class B common stock into shares of Class A common stock on a one-for-one basis and renaming Class A common stock as common stock (collectively, the Conversion). As a result of the Conversion, we have retrospectively presented Class A and Class B common stock as Common stock in our consolidated financial statements and related notes for all periods presented, including within earnings per share. This retrospective presentation had no impact on previously reported amounts of earnings per share as Class A and Class B common stock had equal rights to dividends as declared by our Board.
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
Initial Public Offering
On April 24, 2013, we completed an initial public offering (the Offering) of 11,500,000 shares of our Class A common stock at a price of $23.00 per share. All such shares were sold by existing stockholders, and we received no proceeds from the sale of Class A common stock in the Offering. Immediately before the Offering, all then-outstanding shares of common stock were converted into Class B common stock on a share-for-share basis. All common share numbers and per common share data related to common stock before such conversion are reflected as Class B common stock in our consolidated financial statements and related notes. Shares of Class B common stock sold in the Offering were converted into Class A common stock. Shares of Class A and Class B common stock were substantially identical except that Class A common stock had one vote per share and Class B common stock had 10 votes per share.
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

For investment in entities which we have the ability to exercise significant influence, but not control, we use the equity method of accounting. Under the equity method, investments are recorded at cost and adjusted by our share of undistributed earnings or losses of such entities. The share of earnings or losses in investments accounted for under the equity method are reflected as Interest income and other income (expense), net in our consolidated statements of income. We utilize a three months lag in reporting equity income from our investments when the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from our reporting period.
For investments in which we have virtually no influence over the investee’s operations, we use the cost method of accounting and recognize distributions as earned or received.
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
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. We generally base our estimates and assumptions on a combination of historical factors, current circumstances, and the experience and judgment of management. Significant estimates and assumptions include, among other things, estimates of fair value for goodwill, intangible assets and acquisition liabilities (including subsequent evaluation of goodwill and intangible assets for impairment); valuation assumptions for stock-based compensation and income taxes; contingent liabilities; allowances for doubtful accounts and reserves for sales adjustments and returns; useful lives of assets; and card redemption patterns and lives. Actual results could differ from our estimates.

Fiscal Year
We use a 52-week or 53-week convention ending on the Saturday closest to December 31. The fiscal years presented in our consolidated financial statements consist of the 52-week period ended on January 2, 2016 (year-end 2015 or 2015), the 53-week period ended on January 3, 2015 (year-end 2014 or 2014) and the 52-week period ended on December 28, 2013 (year-end 2013 or 2013).
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

Recent Adopted or Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes all previous revenue recognition guidance with a single revenue recognition principle. Based on this principle, an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. This new guidance is to be applied retrospectively either to each reporting period presented or with the cumulative effect of initially applying the guidance at the date of initial application for reporting periods beginning after December 15, 2017. Early adoption is not permitted. Management is evaluating the impact of this guidance on our consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718). The new guidance provides new criteria for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective retrospectively for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We early adopted ASU 2015-03 retrospectively in the quarter ended January 2, 2016. The adoption had an immaterial impact to our consolidated balance sheet. We did not retrospectively adjust balances as of January 3, 2015 as the impact was not material. Adoption had no impact on our results of operations.
The guidance in ASU 2015-03 simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15 Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which provides the SEC's guidance to permit an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We included our evaluation of ASU 2015-15 in our early adoption of ASU 2015-03.
In September 2015, the FASB issued ASU 2015-16, Business combinations (Topic 805): Simplifying the accounting for measurement-period adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments of ASU 2015-16 are effective prospectively for fiscal years beginning after December 15, 2015. We do not expect the adoption of ASU 2015-16 to materially impact our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 retrospectively in the quarter ended January 2, 2016. As a result of the adoption, we reclassified $36.6 million of current deferred income tax assets as a reduction of long-term deferred income tax liabilities and reclassified $1.8 million of current deferred income tax assets to long-term deferred income tax assets on our consolidated balance sheet as of January 3, 2015. Adoption had no impact on our results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 changes current lease accounting standard by requiring the recognition of lease assets and lease liabilities for all leases, including those currently classified as operating leases. This new guidance is to be applied under a modified retrospective application to the earliest reporting period presented for reporting periods beginning after December 15, 2018. Early adoption is permitted. While management is evaluating the comprehensive impact of this guidance, this new guidance would require us to capitalize, at the appropriate discount rate, our operating lease commitments as disclosed in Note 11—Commitments and Contingencies.
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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
Cash and Cash Equivalents
Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with a maturity date of three months or less at the time of purchase.
Overnight Cash Advances to Safeway
Prior to the Spin-Off, on a daily basis, pursuant to an unsecured, intercompany interest-bearing note, Safeway borrowed available excess cash from us. Amounts borrowed by Safeway were available to us on the following business day, as necessary, to meet operating requirements (see Note 14—Related Party Transactions). In conjunction with our Credit Agreement, we terminated this agreement (see Note 4—Financing).
Restricted Cash
During 2015, restricted cash represents funds held in an escrow account related to one of our acquisitions (see Note 2—Business Acquisitions). Before our Offering, restricted cash represented funds held in an escrow pursuant to a common stock purchase agreement with one of our distribution partners (see Note 9—Equity Awards Issued to Retail Distribution Partners).

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
Allowances for Doubtful Accounts and Reserves for Sales Adjustments
We present Settlement receivables and Accounts receivable net of allowances for doubtful accounts and sales adjustments (the allowances) and record reserves for sales returns and other adjustments within Other current liabilities on our consolidated balance sheets. Allowances for sales adjustments and returns reserves include discounts offered to our partners and clients, sales returns for defective, damaged or lost product and refunds for certain fees. These allowances and reserves represent our best estimate of the losses and billing credits inherent in our outstanding receivables and estimates for future returns or adjustments at the balance sheet dates. We estimate allowances for sales adjustment and returns reserves based on historical trends, customer-specific circumstances, vendor-specific return policies, seasonality and lag patterns. We estimate allowances for doubtful accounts based on historical collection trends, the age of outstanding accounts receivable, customer-specific circumstances, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, we give further consideration to the collectability of those balances and the allowance is adjusted accordingly. For Settlement receivables, the allowances were $5.0 million and $3.3 million at year-end 2015 and 2014, respectively. For Accounts receivable, the allowances were $3.1 million and $2.2 million at year-end 2015 and 2014, respectively. We record additions to the allowances for bad debt expense in General and administrative expense, for sales adjustments related to Settlement receivables in Partner distribution expense and for sales adjustments for Accounts receivable as a reduction of revenue.
Financing Costs
We incur debt issuance costs and pay certain costs to the group of banks (collectively, the financing costs) in conjunction with entering into and subsequently amending our credit agreement, which include a note payable and revolving credit facility (see Note 4—Financing). We allocate the financing costs between the note payable and revolving credit facility based on their relative fair values and present the deferred financing costs allocated to the note payable as a reduction of its carrying value and present deferred financing costs allocated to the revolving credit facility within Other assets on our consolidated balance sheets. We amortize these deferred financing costs on a straight-line basis over the term of the credit agreement as the difference between the straight-line method and effective interest method is immaterial to our consolidated financial statements.
Property, Equipment and Technology
We state property, equipment and technology at historical cost or acquisition-date fair value for assets acquired in a business acquisition, net of accumulated depreciation and amortization. We recognize depreciation for equipment and technology on a straight-line method over the estimated useful asset lives of three to five years and amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the remaining term of the lease.
Technology consists of capitalized costs or the acquisition-date fair value for both purchased and internally developed software. Software purchased or licensed for internal use is primarily enterprise-level business software that we customize to meet specific operational requirements. Software developed for internal use is generally used to deliver processing, transactional, order management, on-line and digital services to our content providers, distribution partners, business clients and consumers. We capitalize application and development charges and amortize them over an estimated useful life of generally five years.

We evaluate long-lived assets for impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, we then determine the expected future undiscounted cash flows from the asset. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of the expected future undiscounted cash flows. We have not identified any indicators of impairment during 2015, 2014 and 2013.
Business Acquisitions
We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, we record any subsequent adjustments to our consolidated statements of income.
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
Intangible Assets
Intangible assets consist of acquired retail distribution partner, content provider and customer relationships; patents, domain and trade names and other intangibles; as well as retail distribution partner relationships resulting from the issuance of equity awards (see Note 2—Business Acquisitions, Note 7—Goodwill and Other Intangible Assets and Note 9—Equity Awards Issued to Retail Distribution Partners). Intangible assets are amortized on a straight-line or accelerated basis, based on our assessment of the pattern of economic benefits, over their expected useful lives, which range from one to 15 years. For acquisitions, we classify acquired software technology as Property, equipment and technology, net.
We evaluate intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, we then determine the expected future undiscounted cash flows from the asset. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of the expected future undiscounted cash flows. We have not identified any indicators of impairment during 2015, 2014 and 2013.
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

Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with the acquisition of non-cancellable contracts with our business clients, content providers or distribution partners and consist of sales commissions paid to our direct sales force. The deferred commission amounts are recoverable through the future revenue streams under the non-cancellable contracts. We defer and amortize the commissions over the term of the related customer contracts in Sales and marketing in our consolidated statements of income.
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
Consumer and Customer Deposits
Consumer and customer deposits represent amounts redeemable on prepaid products that we issue, including Discover-branded incentive cards, our proprietary Reloadit cards and certain other cards, outstanding consumer rebate checks and amounts received from incentive business clients before the issuance of prepaid products. During 2015, we transitioned the issuance of our Discover-branded incentive cards to one of our issuing banks and settled the transition-date liability of $36.8 million with the issuing bank.
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
Treasury Stock
Before the Offering, we recognized the repurchase of common stock related to employee equity awards as a settlement of Redeemable equity (see Note 5—Fair Value Measurements). After the Offering, we used the cost method when we repurchased our own common stock as treasury shares and presented treasury stock as a reduction of Stockholders’ equity. During 2014, our Board adopted a resolution to retire previously acquired treasury shares and future purchases of our common stock. Accordingly, we reclassified Treasury stock into Additional paid-in capital and reflect subsequent repurchases as a reduction of Additional paid-in capital.
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are the local currencies. We translate assets and liabilities of our foreign subsidiaries into U.S. dollars using exchange rates at the end of each of our interim four-week periods, and translate revenues and expenses at average daily rates during each four-week period. Translation adjustments are reported within comprehensive income in our consolidated statements of comprehensive income and statements of stockholders’ equity. Gains and losses on foreign currency transactions are included in our consolidated statements of income.
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
On January 30, 2015, Safeway announced that it had been acquired by AB Acquisition LLC (Merger). As a result of the Merger, the Spin-Off is taxable to Safeway and Safeway’s stockholders. Since the Spin-Off is taxable, under the SARTSA, we and Safeway filed a consolidated federal tax return and certain state and local tax returns through the date of the Spin-Off, and we and Safeway made an election that resulted in a step-up in the tax basis of our assets (the Section 336(e) Election). The actual benefit that we will realize depends on, among other things, whether we generate adequate taxable income over time to fully utilize deductions associated with any increased tax basis resulting from the Section 336(e) Election.
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
For any states in which we are required under state law to remit Spin-Off taxes (because Safeway does not file combined returns with us in those states), Safeway is responsible for funding the amount of such taxes; however, the SARTSA permits Safeway to determine how such taxes will be remitted to the applicable state taxing authority. To date, Safeway has determined to fund these amounts to us in exchange for promissory notes. As of year-end 2014, Safeway had funded approximately $27.7 million to us in exchange for promissory notes for Spin-Off taxes we directly remitted to certain state taxing authorities. Pursuant to the terms of the SARTSA, Safeway contributed the notes to us as Additional paid-in capital when the Merger was completed in 2015, with the exception of approximately $19.4 million in overpayments for which we will file for refunds from such states and remit such refunds to Safeway. During 2015, we received $14.3 million from such refunds and remitted these amounts to Safeway. As of January 2, 2016, we have approximately $5.2 million in overpayments still outstanding with such states that will ultimately be remitted to Safeway.
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
Revenue Recognition and Presentation
Our operating revenues consist of Commissions and fees; Program, interchange, marketing and other fees; and Product sales. We recognize revenue when the price is fixed or determinable, persuasive evidence of the arrangement exists, the service is performed or the product is delivered and collectability of the resulting receivable is reasonably assured. Under certain arrangements, we have concluded that we have entered into a multiple element arrangement with multiple units of accounting. We allocate the arrangement consideration to each unit of accounting based on their relative fair values and recognize revenue for each unit of accounting when we deliver the goods or services.
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
Merchant Commissions—Certain open loop incentive cards are redeemable only at certain merchants utilizing our restricted authorization network technology. We receive commissions from such merchants based on a contractual percentage of the amount redeemed on such restricted access cards as well as for redemptions for non-restricted cards for certain incentive programs. We recognize revenue when the cardholders make purchases and the funds are redeemed. As a result of our acquisition of Didix (see Note 2—Business Acquisitions), we issue closed loop category-specific (e.g. restaurants, spas or cinemas) gift cards that are redeemable only at participating merchants. Upon redemption, we remit the amount redeemed by the consumer, net of our commissions. We recognize a portion of our commission revenue upon card activation and the remaining commission upon redemption.
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
Account Service Fees—We earn a monthly fee and other transaction-based service fees on the PayPower GPR card and earn monthly fees for certain Visa gift and open loop incentive cards, which the issuing banks charge only after a certain amount of time has transpired since card activation. The issuing banks collect these consumer-paid service fees by reducing card balances and remit them to us. We recognize these fees as revenue at the time the card balance is reduced. For certain incentive cards, we earn these fees only to the extent that the fees exceed program management fees previously paid to us for such cards. For certain incentive cards programs, the issuing bank may reclaim these fees under certain conditions, and we record a sales reserve for our estimates of fees that the issuing bank will reclaim.
Breakage Revenue—We served as issuer of Discover network-branded incentive cards, and as a result of our acquisition of Didix (see Note 2 —Business Acquisitions), we issue gift cards that consumers may redeem at many merchants within a category such as dining or cinema. We present the cardholder liability in Consumer and customer deposits on our consolidated balance sheets. When the funds expire, we recognize revenue and derecognize the liability. During 2015, we transitioned the issuance of the Discover cards to one of our issuing banks, but we remain as the program manager and recognize revenues in Program, Interchange, Marketing and Other Fees under the new arrangement.
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

Incentive and Reward Platform and Program Fees—We receive fees from certain business clients for the use of our incentive platforms, which allow them to manage and administer their employee and sales channel reward programs, as well our program management services of certain employee reward programs. These fees cover various services, including licensing, hosting and web portal support, account management and customer service, and promotion and content management. We recognize these revenues as we provide these services.
Other Fees—In some instances, we may receive a portion of other fees, such as account service, interchange or referral fees for open loop cards and GPR cards other than our Visa gift and PayPower GPR cards. We also receive fees related to certain closed loop card programs. Typically, these fees are recognized when earned and determinable. We also recognize the net amount retained for incentive rewards where the employee selects an open loop card as the reward. For one open loop content provider, we received a fee, under deferred payment terms, based on a percentage of transaction dollar volume and paid the content provider a fee (a portion of which is also under deferred payment terms) for meeting certain activation targets. We recognized the net amount of these fees upon activation.
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
Incentive Merchandise Rewards—For certain incentive programs, the participant may redeem merchandise, closed loop cards and other rewards. We recognize revenue when we deliver the product to the participant. For certain programs, we are entitled to unredeemed funds (breakage) if the participant does not redeem the rewards, and we recognize our estimate of breakage based on redemption patterns.
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
Change in fair value of contingent consideration—Change in fair value of contingent consideration includes the mark-to-market expense or benefit resulting from changes in the post-acquisition estimates of the fair value of our contingent consideration liabilities for Cardpool and CardLab. See Note 5—Fair Value Measurements.

Stock-Based Employee Compensation
We account for stock-based awards to employees, including grants of stock options, stock appreciation rights, restricted stock, restricted stock units and performance stock units as compensation based on the fair value of the award at the grant date and amortize the grant date fair value to expense over the requisite service period, which is generally the vesting period. Certain awards contain a retirement provision that permits the employee, after the employee has met certain age or tenure requirements to be considered retirement eligible, to continue to receive the benefits of the award according to its original vesting schedule upon retirement from us, provided that the employee has provided at least one year of service from the grant date. For grant recipients who are or will have become retirement eligible prior to the end of the vesting period of the award, we recognize expense over the greater of one year or when the employee becomes retirement eligible.
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
Before our Offering, our Board periodically determined and established the fair value of our stock. Because there had been no public market for our common stock before our Offering, the Board determined the fair value of our common stock at the time of grant by considering a number of objective and subjective factors, including discounted cash flow analysis, comparable company analysis, regular periodic valuations from an independent third-party valuation firm, overall market conditions, and our current, historical and expected future operating performance. This approach is consistent with the methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Reclassifications
In our consolidated balance sheets, we have reclassified Deferred revenue to a separate line item, previously reported in Other current liabilities, and made the corresponding reclassification in our consolidated statements of cash flows.
2. Business Acquisitions
2015 Acquisitions
Achievers
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
The following table summarizes the initial purchase price allocation, and we may make adjustments to these amounts through the one year measurement period as we finalize information regarding our forecasts, valuation assumptions, income taxes and contingencies (in thousands):

Cash	$24,367
Assumed liabilities, net	(11,580)
Deferred revenue	(52,339)
Deferred income taxes	(13,519)
Intangibles	96,670
Goodwill	59,893
Total purchase consideration	$103,492
Deferred income taxes include $24.8 million of deferred tax assets for net operating loss carryforwards, partially offset by a reserve of $5.1 million, $31.1 million of deferred tax liabilities for nondeductible amortization of identifiable technology and intangible assets and $2.1 million for other deferred tax liabilities, net.
Goodwill includes the estimated value of the future cash flows from new customers and the value of the assembled workforce. We do not expect to deduct goodwill for income tax purposes.

The following table presents the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Customer relationships	$74,970	15 years
Technology	16,940	6 years
Back-log	4,760	4 years
Total identifiable technology and intangible assets	$96,670
Customer relationships represent the estimated fair value of the underlying relationships and agreements with Achievers’ business clients. Back-log represents the estimated fair value for committed spending from these clients. Technology represents the fair value of Achievers’ employee recognition and reward platform.
We valued customer relationships, back-log, and technology using the income approach. Significant assumptions include forecasts of revenues, costs of revenue and development costs and the estimated attrition rates for clients of 8%. We discounted the cash flows at various rates from 12.0% to 16.0%, reflecting the different risk profiles of the assets. We valued deferred revenue using expected costs to fulfill the obligation plus a reasonable profit margin.
Acquisition-related costs totaled $1.6 million which we present in Transition and acquisition expense. Additionally, we incurred $3.2 million of compensation costs for certain payments made to Achievers’ employees from the sellers’ consideration under the terms of the merger agreement but which we reflect in our post-combination financial statements in Transition and acquisition expense.
The following table presents revenue and net income for Achievers from its acquisitions date through year-end 2015 included in our consolidated statements of income (in thousands):

Total revenues	$29,223
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	(9,676)
The net loss excludes pre-tax revenue of $5.0 million resulting from the step down in bases of deferred revenue from its book value to its fair value (which were also excluded from total revenues). The net loss includes pre-tax charges of $3.2 million for the employee compensation charges described above and $3.8 million for the amortization of customer relationships and backlog (included in Amortization of acquisition intangibles). Collectively, these resulted in an after-tax net loss of $7.9 million.
The following pro forma financial information summarizes the combined results of operations of us and Achievers as though we had been combined as of the beginning of fiscal 2014 (in thousands except per share amounts):

	2015 (Unaudited)	2014 (Unaudited)
Total revenues	$1,830,848	$1,487,695
Net income attributable to Blackhawk Network Holdings, Inc.	41,752	15,412
Pro forma EPS—Basic	$0.77	$0.29
Pro forma EPS—Diluted	$0.74	$0.28
The pro forma financial information includes adjustments to reclassify acquisition-related costs and acquisition-related employee compensation costs (as discussed above) from 2015 to 2014, to amortize the identifiable technology and intangible assets starting at the beginning of 2014, to reflect the impact on revenue resulting from the step down in basis of deferred revenue from its book value to its fair value as of the beginning of 2014 and to reflect incremental interest expense that we would have incurred under our Credit Agreement. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2014.

Didix
On September 14, 2015, we acquired the outstanding stock of Didix Gifting & Promotions B.V. and its subsidiaries (collectively, Didix) for total purchase consideration of €36.5 million in cash, which totaled $41.2 million based on the foreign currency rate at the acquisition date. Didix provides prepaid gift cards that consumers may redeem at many merchants within a category such as dining or cinema (Didix network cards). Didix currently offers its products to consumers through retail distribution partners in the Netherlands, Belgium, Germany and the UK. Didix also sells its products to business clients and distributes third-party gift cards through retail distribution partners in the Netherlands. We accounted for this acquisition as a business combination and have included its results of operations in our consolidated financial statements starting on the acquisition date.
The following table summarizes the initial purchase price allocation, and we may make adjustments to these amounts through the one year measurement period as we finalize information regarding our forecasts, valuation assumptions, income taxes and contingencies (in thousands):

Cash	$4,733
Tangible assets, net	2,093
Cardholder liability	(6,167)
Deferred tax liabilities	(6,723)
Identifiable intangible and technology assets	26,892
Goodwill	20,385
Total purchase consideration	$41,213
Deferred income taxes are primarily for nondeductible amortization of identifiable technology and intangible assets.
Goodwill includes the estimated value of the future cash flows from new customers, the value of Didix relationship with us as its distributor and the value of the assembled workforce. We do not expect to deduct goodwill for income tax purposes.
The following table presents the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Content provider relationships	$17,382	10 years
Distribution relationships	4,614	5 years
Trade name	4,106	10 years
Technology	790	4 years
Total identifiable technology and intangible assets	$26,892
Customer relationships represent the estimated fair value of the underlying relationships and agreements with the merchants included in Didix network cards, other content providers and business clients. Distribution partner relationships represent the estimated fair value of the underlying relationships and agreements with Didix’ third-party distributors. Trade name represents the estimated fair value of the branding and name recognition of Didix network cards. Technology represents the estimated fair value of Didix’ settlement systems. We valued the cardholder liability net of expected breakage amounts and commissions retained by Didix.
We valued customer and distribution partner relationships and trade name, using the income approach. Significant assumptions include forecasts of revenues, costs of revenue, estimated attrition rates and time to build the networks. We discounted the cash flows at various rates from 14% to 17%, reflecting the different risk profiles of the assets. We valued technology using the cost approach.
We do not present revenues and earnings from closing and pro forma financial information, as amounts are not material to our consolidated financial statements.

2014 Acquisitions
Parago, Inc.
On October 23, 2014, we acquired 100% of the outstanding common stock of Parago, Inc. and its subsidiaries (Parago), a leader in providing global incentive and engagement solutions, for $262.3 million in cash. This acquisition has allowed us to deliver expanded capabilities and products in the consumer and corporate incentives markets. We financed the purchase using cash on hand and approximately $200 million in new borrowings under an expansion of our Credit Agreement (see Note 4—Financing). We accounted for this acquisition as a business combination and have included its results of operations in our consolidated financial statements starting on the acquisition date.
The following table summarizes the final purchase price allocation (in thousands):

Cash	$39,450
Settlement receivables	6,478
Consumer deposits	(39,396)
Debt assumed	(34,509)
Other tangible assets, net	7,324
Deferred income taxes	(14,619)
Identifiable technology and intangible assets	126,430
Goodwill	171,187
Total purchase consideration	$262,345
Deferred income taxes include $23.0 million of deferred tax assets for net operating loss carryforwards and $37.6 million of deferred tax liabilities for nondeductible amortization of identifiable technology and intangible assets, net.
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
The following pro forma financial information summarizes the combined results of operations of us and Parago as though we had been combined as of the beginning of fiscal 2013 (in thousands, except per share amounts):

	2014 (Unaudited)	2013 (Unaudited)
Total revenues	$1,529,072	$1,241,602
Net income attributable to Blackhawk Network Holdings, Inc.	44,765	50,584
Pro forma EPS—Basic	$0.85	$0.98
Pro forma EPS—Diluted	$0.82	$0.95
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
Stock consideration consisted of 61,840 shares of our common stock. Contingent consideration resulting from our acquisition of CardLab consists of three cash payments: i) up to $2.5 million based on CardLab's 2014 financial results, ii) $0, $1.25 million or $2.5 million dependent upon the contract execution and subsequent launch of a certain incentive program by certain specified dates and iii) up to $46.5 million based on CardLab's 2015 financial results for certain incentive programs. We estimated the fair value of the contingent consideration based on our estimates of the probability of achieving these targets and discount rates ranging from 15.0% to 19.0%, reflecting the risk profiles of meeting these targets (see Note 5—Fair Value Measurements) and present such amounts in Other current liabilities or Other liabilities in our consolidated balance sheets. The selling shareholders of CardLab are disputing the amount of contingent consideration due them; we believe these claims are without merit, and that payments as a result of these claims are not probable. We placed $5.0 million in an escrow account for the contingent consideration related to the 2014 financial results and the execution and launch of the incentive program and present such amounts as Restricted cash in our consolidated balance sheets.
The following table summarizes the final purchase price allocation (in thousands):

Tangible liabilities, net	$(1,059)
Debt assumed	(7,475)
Deferred taxes	2,258
Identifiable technology and intangible assets	10,623
Goodwill	29,304
Total purchase consideration	$33,651

Deferred taxes include $5.9 million of deferred tax assets for net operating loss carryforwards, $3.9 million of deferred tax liabilities for nondeductible amortization of identifiable technology and intangible assets and $0.3 million of other deferred tax assets, net.
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
Goodwill represents the value of the acquired workforce and future cash flows from new customers and the growth of the corporate incentives and consumer promotions market, and we expect to deduct $53.8 million of goodwill for U.S. and foreign tax purposes. We sold the trading securities for cash on the day after closing and present this sale as an inflow from investing activities in our consolidated statements of cash flows. Pursuant to certain state regulatory requirements, we must maintain cash and cash equivalents or certain other permissible investments to fulfill the redemptive value of cardholder liabilities, which totaled $33.5 million at closing. The step down in fair value of the cardholder liabilities primarily represents amounts for which we do not expect to fulfill the redemption obligation. Additionally, due to the requirements for a state regulatory approval, we had not assumed certain cardholder liabilities nor acquired the related cash as of year-end 2013, which totaled $3.7 million at year-end 2013. In May 2014, we received such approval and subsequently assumed such liabilities and related cash of $3.9 million, which we present as Business acquisitions, net of cash acquired in our consolidated statements of cash flows.
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
2011 Acquisition
In 2011, we acquired Cardpool, Inc., which provides a second card market exchange where consumers can purchase or sell previously issued prepaid cards at a discount from transaction dollar volume. Purchase consideration included up to $25 million in contingent consideration, based on operational and financial performance, for which we estimated the acquisition-date fair value to be $23.2 million. The final measurement period for the contingent consideration ended in 2014, and aggregate contingent consideration payments since acquisition totaled 5.6 million.
3. Investment in Unconsolidated Entities
In September 2015, we acquired a 26.5% interest in an entity in China, established to distribute prepaid products in China. Our consideration for this investment consisted of a cash payment of $5.0 million. We determined that this investment is a variable interest entity but we are not the primary beneficiary of this entity as we do not have the power to individually direct its activities. Accordingly, we account for this investment under the equity method of accounting.
Other Unconsolidated Entities
We have two other equity method investments which are content providers in our retail distribution network. We also have a cost method investment. We present these investments within Other assets on our consolidated balance sheets. We report our share of equity income (loss) in Other income (expense), net in our consolidated statements of income.
The following table summarizes our equity and cost method investments as of year-end 2015 and 2014 (dollars in thousands):

	2015		2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Equity method investments
Investment in China entity	$5,473	26.5%	N/A	N/A
Other equity method investments	791	25-50%	499	25-50%
Total equity method investments	6,264		499
Cost method investments	250		663
Total unconsolidated entities	$6,514		$1,162

4. Financing
On March 28, 2014, we entered into a credit agreement with a group of banks (the Credit Agreement). As of year-end 2014, the Credit Agreement, as amended, included a $375 million term loan and a revolving credit facility of $250 million with up to an additional $100 million during the year-end holiday period for specific settlement related requirements. The revolving credit facility included a $100 million subfacility for the issuance of letters of credit. On June 19, 2015, we further amended the Credit Agreement to increase amounts available under our revolving credit facility by $50 million to $300 million. Additionally, the amendment modified certain of our financial covenants under the Credit Agreement. On December 18, 2015, we entered into another amendment to the Credit Agreement to include an option to increase the term loan by $100 million to a total commitment of $464 million (as we had repaid $11 million in 2015), increased non-holiday amounts available under our revolving credit facility from $300 million to $400 million, and increased the letter of credit sublimit from $100 million to $200 million. The $400 million revolver capacity is available throughout the year with no limitations as to the year-end holiday period for specific settlement related requirements, as originally described. Borrowings under the Credit Agreement are secured by a pledge of the assets of Blackhawk Network Holdings, Inc.; substantially all of the assets of certain of its U.S. subsidiaries, including Blackhawk Network, Inc., the primary U.S. operating subsidiary; and 65% of the shares in certain foreign subsidiaries.
As of year-end 2015, we had no amounts outstanding under our revolving credit facility, other than $47.2 million in outstanding letters of credit under the subfacility, and $352.8 million available under our revolving credit facility. Excluding letters of credit, for 2015, the average amount outstanding under the revolving credit facility was $55.9 million, and the largest amount outstanding was $178.7 million. As of year-end 2015, using Level 2 inputs, we estimate the fair value of our term loan to be approximately $364 million.
Subsequent to year-end, on January 25, 2016, in conjunction with our acquisition of Omni Prepaid (see Note 15 —Subsequent Events), we exercised the option to draw down the incremental $100 million on our term loan.
The following table presents the amounts due by maturity date, unamortized debt issuance costs, and net carrying amount of our term loan as of year-end 2015 and as of the date we drew down the additional $100 million:

	As of	As of
	January 2, 2016	January 25, 2016
March 21, 2016	37,500	37,500
January 24, 2017	—	100,000
March 21, 2017	56,250	56,250
March 21, 2018	270,000	270,000
Total amount due	363,750	463,750
Unamortized discount and debt issuance fees	(2,042)	(2,042)
Note payable, net	361,708	461,708
We pay interest for our loans (the term loan and amounts outstanding under the revolving credit facility) based on whether we elect to borrow the funds as a LIBOR rate loan or non-LIBOR rate loan. For LIBOR rate loans, we pay interest at the LIBOR rate plus the Applicable Margin (as defined in the Credit Agreement), which may range from 1.25% to 2.50%, based on our Consolidated Total Leverage Ratio (as defined in the Credit Agreement). For non-LIBOR rate loans, we pay interest at a rate equal to (i) the highest of (A) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” (B) the Federal Funds Rate plus 0.50% and (C) one-month LIBOR plus 1.00%, plus (ii) the Applicable Margin, which may range from 0.25% to 1.50%, based on our Consolidated Total Leverage Ratio. During 2015 and 2014, the average interest rates on our term loan were 2.45% and 2.00% respectively, and the average interest rates for borrowings under our revolving credit facility were 2.94% and 3.10%, respectively.
We pay a letter of credit commission on outstanding letters of credit at the Applicable Margin, which may range from 1.25% to 2.50%, based on our Consolidated Total Leverage Ratio. However, for letters of credit secured by cash, we pay a commission of 0.75%. During 2015 and 2014, the average interest rates for our letter of credit commission were 2.33% and 1.98% respectively.

We pay a commitment fee on the average daily unused portion of the revolving credit facility at the Applicable Margin for that fee, which may range from 0.20% to 0.45%, based on our Consolidated Total Leverage Ratio. We may also pay other fees, as referenced in the Credit Agreement, as amended. During 2015 and 2014, our average interest rate for our commitment fee was 0.38% and 0.29% respectively.
Interest cost under the Credit Agreement, as amended, totaled $13.7 million in 2015, including $9.0 million for our term loan, $3.5 million for our revolving credit facility and $1.2 million for amortization of deferred financing costs and $5.7 million for 2014, including $3.7 million for our term loan, $1.5 million for our revolving credit facility and $0.5 million for amortization of deferred financing costs.
The Credit Agreement, as amended, contains various loan covenants that restrict our ability to take certain actions and contains financial covenants that require us periodically to meet certain financial tests, which limit our ability to declare and pay cash dividends.
5. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis (see Note 1—Fair Value Measurements). The table below summarizes the fair values of these assets and liabilities as of year-end 2015 and 2014 (in thousands):

	2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$370,070	$—	$—	$370,070
Liabilities
Contingent consideration	$—	$—	$—	$—

	2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$618,200	$—	$—	$618,200
Liabilities
Contingent consideration	$—	$—	$7,567	$7,567
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper.
In 2015 and 2014, there were no transfers between Level 1 and Level 2.
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

The changes in fair value of contingent consideration for 2015 and 2014 are as follows (in thousands):

	2015	2014
Contingent Consideration
Balance – beginning of year	$7,567	$—
Issuance of contingent consideration for acquisition of CardLab	—	13,100
Decrease in fair value of contingent consideration	(7,567)	(3,722)
Settlements	—	(1,811)
Balance – end of year	$—	$7,567
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
As a result of our acquisition of CardLab in 2014, we recognized the fair value of contingent consideration at its acquisition date (see Note 2—Business Acquisitions). At year-end 2014, $1.8 million was payable for achieving relevant targets, and we estimated the fair value of the remaining contingent consideration based on our estimates of the amounts payable for and probability of achieving the relevant targets and a discount rate of 19.0%, which reflects the risk of meeting these targets. At year-end 2015, we estimated the fair value of the remaining CardLab contingent consideration to be $0 although we are responsible for a payment of up to $46.5 million if the relevant targets are met during the first quarter of 2016. The decrease in fair value during 2015 resulted from the failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period.
6. Consolidated Financial Statement Details
The table below summarizes the changes in the allowances for doubtful accounts and sales allowances for Settlement receivables and Accounts receivable for 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Beginning balance	$5,547	$3,134	$2,785
Provision	4,656	3,452	4,162
Charges against allowances, net of recoveries	(2,157)	(1,039)	(3,958)
Other	—	—	145
Ending balance	$8,046	$5,547	$3,134
Other Current Assets
Other current assets as of year-end 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Inventory	$36,528	$37,061
Deferred expenses	18,182	16,339
Income tax receivables	14,831	30,997
Other	33,778	11,261
Total other current assets	$103,319	$95,658
Inventory includes i) card stock (manufacturing and transportation costs of our Visa gift cards, PayPower GPR cards, open loop incentive cards and cards for certain other content providers prior to card activation), ii) acquisition costs of Cardpool cards, iii) telecom handsets at our distribution warehouses, iv) prepaid PIN's for certain telecom electronic products. Deferred expenses represent compensation paid to retail distribution partners and certain business clients, card stock costs and up-front transaction processing costs for our Visa gift, PayPower GPR cards and open loop incentive cards that, upon activation, are amortized based on the same historical redemption pattern as the related revenue (see Note 1—Operating Expenses).

Property, Equipment and Technology
Property, equipment and technology as of year-end 2015 and 2014 consisted of the following (dollars in thousands):

	Useful Lives in Years	2015	2014
Leasehold improvements	5	$7,915	$7,692
Computers and related equipment	3 - 5	39,574	30,886
Technology	5	242,593	194,086
Total property, equipment and technology		290,082	232,664
Less accumulated depreciation and amortization		(130,725)	(102,656)
Property, equipment and technology, net		$159,357	$130,008
Depreciation and amortization expense related to property, equipment and technology totaled $41.0 million, $28.5 million and $21.7 million for 2015, 2014 and 2013, respectively, and is included in Processing and services, Costs of products sold, or General and administrative expenses.
Other Assets
Other assets as of year-end 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Deferred program and contract costs	$50,717	$59,889
Other receivables	2,281	9,324
Income taxes receivable	6,155	6,368
Deferred financing costs	2,100	2,003
Other	20,511	15,502
Total other assets	$81,764	$93,086
Deferred program and contract costs include long-term program development costs, deferred sales commissions and certain costs we incur to fulfill a customer contract. Amortization expense related to these costs totaled $32.4 million, $24.5 million and $21.0 million for 2015, 2014 and 2013, respectively.
Other Current Liabilities
Other current liabilities as of year-end 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Payroll and related liabilities	$34,530	$24,131
Income taxes payable	3,216	22,784
Acquisition liability	—	1,811
Other payables and accrued liabilities	19,596	5,512
Total other current liabilities	$57,342	$54,238
Acquisition liability represents the estimated fair value of our CardLab contingent liability (see Note 5—Fair Value Measurements).

Other Liabilities
Other liabilities as of year-end 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Acquisition liability	$—	$7,567
Payable to content provider	—	2,476
Income taxes payable	4,249	1,599
Deferred income and other liabilities	10,451	2,790
Total other liabilities	$14,700	$14,432

The acquisition liability at year-end 2014 represents the estimated fair value of our CardLab contingent consideration liability (see Note 5—Fair Value Measurements).
7. Goodwill and Other Intangible Assets

We have assigned goodwill to our US Retail, International Retail and Incentives & Rewards segments. To date, we have not recorded any impairment charges against or disposed of any goodwill. A summary of changes in goodwill during 2015 is as follows (in thousands):

	2015
	US Retail	International Retail	Incentives & Rewards	Total
Balance, beginning of year	$42,729	$32,150	$256,386	$331,265
Didix acquisition	—	20,385	—	20,385
Achievers acquisition	—	—	59,893	59,893
Measurement period adjustments for 2014 acquisitions	—	—	(2,716)	(2,716)
Foreign currency translation adjustments	—	(3,379)	(2,959)	(6,338)
Balance, end of year	$42,729	$49,156	$310,604	$402,489

We have not retrospectively presented our 2014 year-end balance sheet for measurement period adjustments related to these acquisitions as such adjustments are immaterial to our consolidated financial statements.

Intangible assets as of year-end 2015 are as follows (dollars in thousands):

	Weighted-Average Remaining Life in Years	Gross	Accumulated Amortization	Net
Distribution partner relationships	10	$63,084	$(18,953)	$44,131
Customer relationships, including back-log	13	231,419	(40,990)	190,429
Patents	3	5,315	(3,440)	1,875
Domain names, trade names and other intangibles	9	5,981	(1,518)	4,463
Total intangible assets		$305,799	$(64,901)	$240,898

Intangible assets as of year-end 2014 are as follows (dollars in thousands):

	Weighted-Average Remaining Life in Years	Gross	Accumulated Amortization	Net
Distribution partner relationships	11	$58,318	$(12,391)	$45,927
Customer relationships, including back-log	13	138,898	(17,800)	121,098
Patents	4	5,220	(2,308)	2,912
Domain names, trade names and other intangibles	3	2,055	(1,035)	1,020
Total intangible assets		$204,491	$(33,534)	$170,957
The following table presents total intangible amortization expense according to the income statement line in our consolidated statements of income for 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Partner distribution expense	$4,695	$4,544	$3,376
Processing and services	121	122	92
Amortization of acquisition intangibles	27,550	19,705	3,349
Total intangible amortization expense	$32,366	$24,371	$6,817
The following table presents future intangible asset amortization as of year-end 2015 according to the income statement line (in thousands):

Fiscal Year	Partner distribution expense	Processing and services	Amortization of acquisition intangibles	Total
2016	$4,861	$139	$28,392	$33,392
2017	4,861	139	26,039	31,039
2018	2,415	75	23,401	25,891
2019	538	—	21,397	21,935
2020	538	—	19,817	20,355
Thereafter	83	—	108,203	108,286
Total amortization	$13,296	$353	$227,249	$240,898

8. Equity Incentive Plans and Stock Based Compensation

Stock Compensation Plans

2013 Equity Incentive Plan—In March 2013, the Board adopted and our stockholders later approved the 2013 Equity Incentive Plan (the 2013 Plan) to permit the issuance of up to 3,000,000 shares of our common stock. In May 2015, following approval of our Board of Directors and stockholders, we increased the shares available for issuance by 4,000,000. Under the terms of the 2013 Plan, we may award stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other incentive awards to our employees, consultants, officers and directors. Additionally, after the Offering, the remaining shares reserved for issuance under the 2006 Restricted Stock and Restricted Stock Unit Plan (2006 Plan) and 2007 Stock Option Plan and Stock Appreciation Right Plan (2007 Plan), including those that later become available for future issuance as the result of the cancellation of awards, are available for issuance under the 2013 Plan as shares of Common stock. After the Offering, we ceased to grant awards under the 2006 Plan and 2007 Plan and granted awards under the 2013 Plan. As of year-end 2015, 4,408,000 shares are available for grant under this plan, which includes the additional shares from the 2006 Plan and the 2007 Plan.

2013 Employee Stock Purchase Plan—In December 2013, the Board approved the 2013 Employee Stock Purchase Plan (the ESPP) to permit the issuance of up to 2,000,000 shares of common stock. Employees, with certain restrictions, may purchase shares at a 15% discount to the lesser of the fair market value of Common stock at the beginning and end of the offering period, which is generally six months. Shares available for issuance may increase, each year starting in 2015, up to 1% of the Common stock outstanding at the date of the adoption of the ESPP.

2007 Stock Option and Stock Appreciation Right Plan—In February 2007, the Board approved the 2007 Stock Option Plan and Stock Appreciation Right Plan (as amended, the 2007 Plan) to permit the issuance of 2,500,000 shares of our common stock. Under the 2007 Plan, we may grant nonqualified options and stock appreciation rights. Options and stock appreciation rights generally vest over four or five years. In March 2010 and March 2013, our Board of Directors voted to increase the pool of authorized shares of common stock available for grants under the 2007 Blackhawk Plan by 1,500,000 and 500,000 shares, respectively, to an aggregate of 4,500,000 shares.

2006 Restricted Stock Plans—In February 2006, the Board approved the 2006 Restricted Stock and Restricted Stock Unit Plan (as amended, the 2006 Plan) to permit the issuance of up to 1,250,000 shares of our common stock. In March 2013, the Board increased the shares available for grant under the 2006 Plan by 250,000 shares to an aggregate of 1,500,000 shares. Under the 2006 Plan, we may grant restricted stock awards or units to various Blackhawk employees. Also in February 2006, Safeway’s Board of Directors approved a restricted stock program whereby Safeway awards issued and outstanding Blackhawk stock originally owned by Safeway to various Safeway employees (the Safeway Restricted Stock Plan). Shares or units issued under these plans vest over four or five years provided that the employee remains employed by us or Safeway.

Stock Option and Stock Appreciation Rights

We determine the fair value of our stock option awards and stock appreciation rights using a Black-Scholes option pricing model. The assumptions used to value the option grants for 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Expected life (in years)	5	5	5
Expected stock volatility	36.6% - 37.3%	32.6%–33.5%	37.5%–48.3%
Risk-free interest rate	1.4% - 1.7%	1.5%–1.7%	0.4%–1.6%
Expected dividend yield during expected term	0%	0%	0%

The expected term of the awards was determined using the “simplified method” outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 110, Share-Based Payment (SAB 110). We estimated expected volatility based on information on the historical volatility of our Common stock and volatility for comparable publicly traded companies over the expected term of the option.

The risk free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on our dividend policy at the time the options were granted.

A summary of our stock option and stock appreciation right activity under all Plans for 2015 is as follows:

	Stock Options and Appreciation Rights (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, year-end 2014	3,335,752	$18.46	3.9	$61,878
2015 activity:
Granted	631,500	$38.94
Canceled	(184,386)	$28.72
Exercised	(845,136)	$13.38
Outstanding, year-end 2015	2,937,730	$23.68	3.9	$60,313
Exercisable, year-end 2015	1,403,766	$17.93	2.7	$36,897
Vested and expected to vest, year-end 2015	2,802,619	$23.34	3.9	$58,493

The weighted average grant-date fair values of stock options and stock appreciation rights granted during 2015, 2014 and 2013 were $13.26, $8.56 and $8.00 per share, respectively. We recognized stock-based compensation expense for options and appreciation rights of $7.7 million, $5.5 million and $5.9 million in 2015, 2014 and 2013, respectively. Stock-based compensation is reported in the operating expense line item corresponding to the applicable employee compensation expense. As of year-end 2015, the unamortized stock-based expense for options and appreciation rights totaled $8.2 million and is expected to be recognized over the remaining weighted average period of 1.8 years. The total intrinsic value of options exercised and options surrendered upon cashless exercise totaled $21.7 million, $9.8 million and $7.2 million during 2015, 2014 and 2013, respectively.

Restricted Stock and Restricted Stock Units

We determine the fair value for restricted stock and restricted stock unit awards ratably based on the fair value of the stock at the grant date. Restricted stock compensation expense under all plans totaled $17.2 million, $8.0 million and $2.5 million in 2015, 2014 and 2013, respectively, and is reported in the operating expense line item corresponding to the applicable employee compensation expense. The fair values of restricted stock awards that vested during 2015, 2014 and 2013 totaled $13.8 million, $4.4 million and $2.6 million, respectively. As of year-end 2015, unrecognized compensation expense related to nonvested restricted stock and restricted stock unit awards totaled $32.1 million, and is expected to be recognized over the weighted average period of 2.5 years. The following table summarizes restricted stock and restricted stock unit awards during 2015:

	Restricted Stock and Restricted Stock Unit Awards	Weighted Average Grant-Date Fair Value
Nonvested, year-end 2014	1,299,521	$26.02
2015 activity:
Granted	951,375	$39.36
Vested	(381,788)	$25.33
Forfeited	(237,775)	$31.82
Nonvested, year-end 2015	1,631,333	$33.10

Performance Stock Units

We grant performance stock unit awards where the number of shares issued is dependent upon both employee service and our financial performance. We recognize compensation expense for performance stock unit awards ratably over the vesting period based on the fair value of the stock at the grant date and based on the number of shares issuable for which we believe that it is probable that the performance condition will be achieved. Performance stock unit compensation expense totaled $4.0 million, $1.1 million and $0.1 million during 2015, 2014 and 2013, respectively, and is reported in the operating expense line item corresponding to the applicable employee compensation expense. No performance stock units vested during 2015, 2014 and 2013. As of year-end 2015, unrecognized compensation expense related to nonvested performance stock unit awards totaled $4.0 million and is expected to be recognized over the weighted average period of 0.9 years.

The changes in performance stock unit awards for 2015 are as follows:

	Performance Stock Unit Awards	Weighted Average Grant-Date Fair Value
Nonvested, year-end 2014	235,664	$25.41
2015 activity:
Granted	197,300	$39.11
Vested	—	$—
Forfeited	(91,519)	$34.26
Nonvested, year-end 2015	341,445	$31.21
Employee Stock Purchase Plan
During 2015 and 2014, we issued 124,324 and 110,865 shares, respectively, of our Common stock under our ESPP and recognized $1.2 million and $0.8 million of expense, respectively. As of year-end 2015 there were 1,764,800 shares reserved for future issuances under the ESPP.
Total Employee Stock-Based Compensation
The following table presents total stock-based compensation expense according to the income statement line in the accompanying consolidated statements of income for 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Processing and services	$6,466	$3,527	$1,222
Sales and marketing	8,536	5,153	3,647
Cost of products sold	37	43	17
General and administrative	15,091	6,667	3,827
Total stock-based compensation expense	$30,130	$15,390	$8,713
9. Equity Awards Issued to Retail Distribution Partners
Common Stock and Warrants Issued to Distribution Partner
In August 2007, we entered into a seven year prepaid card program agreement (the Agreement) with a retail distribution partner. In conjunction with the Agreement, we and the partner also entered into a stock purchase agreement and related agreements (Stock Agreement). Under the terms of the Stock Agreement, the partner purchased 1,036,585 shares of our common stock at a price of $8.00 per share. The partner had a put right in the event that we had not consummated an initial public offering, a spin-off or a change in control by a certain date.
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

At the time of issuance in August 2007, the fair value of the overall equity instrument (stock and associated rights) was determined using the Black-Scholes option pricing model. The excess fair value over the purchase price was recorded as an intangible distribution partner relationship asset and is amortized to expense on a straight-line basis over the seven-year life of the Agreement. At each reporting date through the Amendment date in March 2011, the stock portion of the overall equity instrument was revalued as a liability award using the Black-Scholes option pricing model due to the fair value put right. After the Amendment, which fixed the call right at $18.90 per share, we concluded that a performance commitment date would not be achieved until the call provision terminates due to the fixed price nature of our call right and the retail distribution partner’s continuing performance requirements under the Agreement. Consequently, the amended portion of the instrument was remeasured to fair value at each reporting period and recorded to equity (as a result of modifying the fair value put right to a fixed-price put right) based on current market conditions using a Black-Scholes option pricing model. As a result of the Offering, the put and call rights were terminated, which eliminated the performance conditions of the Amendment. Accordingly, we expensed the remaining unamortized fair value of $3.5 million, determined as the excess of the Offering price of $23.00 per share over the put price of $18.90 per share, less amounts previously expensed, with an offsetting increase to Additional paid-in capital. Further, we reclassified Warrant and common stock liabilities related to these put rights of $20.2 million to Additional paid-in capital. We recognized expense related to this equity instrument of $3.1 million in 2013 in Partner distribution expense.
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
In April 2013, in conjunction with extending the marketing and distribution services agreement with this retail distribution partner, we issued a fully vested warrant to purchase 1,500,000 shares of our common stock at an exercise price of $20.00 per share with no service or performance conditions. As a result of the Offering, the warrant became exercisable on October 16, 2013, which was 181 days after our Offering. We measured the fair value of the warrant using a Black-Scholes option pricing model as of the date of the Offering as $14.9 million. We recorded the full value of the warrant in Additional paid-in capital with an offset to Intangible assets and amortize the asset over the term of the related marketing and distribution services agreements of approximately five years to Partner distribution expense. Additionally, on April 30, 2013, pursuant to the retail distribution partner’s anti-dilutive rights, we issued a warrant to purchase 15,306 shares at an exercise price of $20.00 per share. We recorded the fair value of the warrant of $0.1 million in Additional paid-in capital with an offset to Partner distribution expense. In November 2015, the partner net exercised all of its warrants, resulting in the issuance of 859,757 shares.
Warrants Issued to Distribution Partners
In July 2009, we signed a marketing and distribution services agreement with another retail distribution partner and issued a warrant to the partner to purchase 750,000 shares of common stock at $10.52 per share. The term of both the services agreement and the warrant is 10 years.
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
Due to the vesting provisions of the put right, the fair value of the warrant was remeasured at each reporting period based on a Black-Scholes option pricing model and expensed to Partner distribution expense with an offset to Warrant and common stock liabilities over the 5-year vesting period. In conjunction with the Offering, the partner net exercised the warrant resulting in the issuance of 406,957 shares, and we expensed the remaining unamortized fair value of $2.5 million, determined as the excess of the Offering price of $23.00 per share over the exercise price of the warrant, less amounts previously expensed, with an offsetting increase to Additional paid-in capital. Further, we reclassified Warrant and common stock liabilities related to the put right of $6.9 million to Additional paid-in capital. We recognized expense of $2.9 million in 2013.

In November 2010, in conjunction with signing a marketing and distribution services agreement with a third retail distribution partner, we entered into a warrant agreement whereby we would issue the distribution partner a warrant to purchase up to 1.1 million shares of our common stock at $16.30 per share upon the achievement of certain performance milestones. The partner achieved such milestones in December 2010, and we subsequently issued the warrant. The warrant was vested as to 181,500 shares upon issuance, as to 288,494 shares in December 2013 and as to 383,748 shares in January 2015 as the result of the achievement of certain milestones. The warrant became exercisable on April 1, 2014. We concluded that a performance commitment date was not achieved until the warrant became exercisable on April 1, 2014, due to the underlying performance requirements associated with the marketing and distribution services agreement. Consequently, we remeasured the fair value of the warrant at each reporting period using the Black-Scholes option pricing model and amortized it to Partner distribution expense, with a corresponding increase to Additional paid-in capital until performance was completed. We recognized expense of $1.3 million and $2.4 million for 2014 and 2013, respectively.
In April 2015, in conjunction with extending our marketing and distribution services agreement, we increased the shares issuable under the warrant from 383,748 to 550,000 at an exercise price of $16.30 per share. We capitalized the fair value of the incremental 166,252 shares issuable of $3.1 million as an intangible asset with an offset to Additional paid-in capital and amortize the intangible asset over the term of the extended marketing and distribution services agreement. In April 2015, the retail distribution partner net exercised the warrant, resulting in the issuance of 301,662 shares our common stock.
In April 2013, in conjunction with extending marketing and distribution services agreements with a fourth retail distribution partner, we issued a fully vested warrant to purchase 750,000 shares of our common stock at an exercise price of $20.00 per share with no service or performance conditions. As a result of the Offering, these warrants became exercisable on October 16, 2013, which was 181 days after our Offering. We measured the fair value of the warrants using a Black-Scholes option pricing model as of the date of the Offering as $7.3 million, recorded the full value of the warrant in Additional paid-in capital with an offset to Intangible assets and amortize the asset over the term of the related marketing and distribution services agreements of approximately five years to Partner distribution expense. In November 2014, the partner net exercised the warrant, resulting in the issuance of 315,972 shares of our common stock.
Total Distribution Partner Stock-Based Compensation
The following table presents the components of distribution partner stock-based compensation expense included in Partner distribution expense (in thousands):

	2015	2014	2013
Mark-to-market expense	$—	$1,312	$8,598
Amortization of intangible assets	4,695	4,544	3,376
Total distribution partner stock-based compensation expense	$4,695	$5,856	$11,974

10. Income Taxes
We are party to various tax sharing agreements with Safeway, which are important to understanding our income taxes. See Note 1—Income Taxes for additional information.
The components of income before income tax expense for 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Domestic	$72,298	$68,661	$67,368
Foreign	307	4,254	16,180
Income before income tax expense	$72,605	$72,915	$83,548
The components of income tax expense for the years ended 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Current:
Federal	$(6,403)	$32,944	$20,669
State	(942)	4,374	4,068
Foreign	4,331	1,997	6,178
Total current	(3,014)	39,315	30,915
Deferred:
Federal	28,650	(10,080)	(360)
State	6,003	(372)	(275)
Foreign	(4,843)	(1,373)	(418)
Total deferred	29,810	(11,825)	(1,053)
Income tax expense	$26,796	$27,490	$29,862

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to our income taxes for 2015, 2014 and 2013 is as follows (dollars in thousands):

	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at federal statutory rate	$25,412	35.0%	$25,520	35.0%	$29,241	35.0%
State income taxes net of federal benefit	3,469	4.8%	2,965	4.0%	2,787	3.3%
Foreign rate differential	(773)	(1.1)%	(865)	(1.1)%	96	0.1%
Mark to market on redeemable common stock	—	—%	88	0.1%	1,536	1.8%
Change in fair value of contingent consideration	(2,978)	(4.1)%	(1,479)	(2.0)%	(6,097)	(7.3)%
Compensation subject to certain limits	1,180	1.6%	737	1.0%	2,143	2.6%
Other	486	0.7%	524	0.7%	156	0.2%
Total income tax expense/effective tax rate	$26,796	36.9%	$27,490	37.7%	$29,862	35.7%

The components of our deferred tax assets (liabilities) at year-end 2015 and 2014 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Depreciation and amortization	$239,555	$—
Net operating loss carryforwards	42,290	33,128
Accrued expenses	8,705	8,736
Non-deductible reserves	9,509	6,617
Deferred revenue	11,031	11,739
Stock-based compensation	12,815	11,156
Other	3,689	931
Deferred tax assets	327,594	72,307
Valuation allowance	(3,712)	(1,633)
Total deferred tax assets	323,882	70,674
Deferred tax liabilities:
Depreciation and amortization	—	(75,915)
Prepaids	(2,976)	—
Total deferred tax liabilities	(2,976)	(75,915)
Net deferred tax assets (liabilities)	$320,906	$(5,241)
Balance sheet presentation:
Long-term deferred tax assets	339,558	3,502
Long-term deferred tax liabilities	(18,652)	(8,743)
Net deferred tax assets (liabilities)	$320,906	$(5,241)
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
At year-end 2015, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $102.2 million, resulting from our acquisitions of Achievers in 2015, and of Parago, CardLab and Incentec in 2014, which, if not utilized, will begin to expire in 2018. The utilization of such NOL carryforwards are subject to limitations pursuant to Internal Revenue Code Section 382.
We have California state NOL carryforwards of approximately $15.1 million, resulting from our acquisition of Achievers in 2015 and of Parago in 2014, which, if not utilized, begin to expire in 2028. A full valuation allowance is recorded against the California state NOL carryforwards. These NOL carryforwards expire at various dates from 2028 to 2034.
Additionally, we have NOL carryforwards in certain foreign jurisdictions of approximately $34.1 million, of which $8.4 million expire at various dates from 2016 to 2032 and the remaining balance carries forward indefinitely.
At year-end 2015 and 2014, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to foreign financial losses and operating losses in certain states and various non-U.S. jurisdictions that we believe are not likely to be realized. The total change in valuation allowance for the year ended 2015 was a $2.1 million increase.
We operate under a tax holiday in El Salvador, which is currently effective indefinitely under qualified service operations. The impact of this tax holiday was immaterial for the years ended 2015 and 2014.
At year-end 2015, certain undistributed earnings of our foreign operations totaling $21.5 million are considered permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the United States, since our intention is to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability.

The following table presents the aggregate changes in the balance of gross unrecognized tax benefit (in thousands):

	2015	2014	2013
Gross unrecognized tax benefits, beginning balance	$3,808	$3,057	$7,112
Increase for tax position from prior fiscal years and current year acquisitions	8,633	—	314
Decrease for tax position from prior fiscal years	(446)	(38)	(4,369)
Increases for tax positions taken during current fiscal year	938	789	—
Lapses of statutes of limitations	(161)	—	—
Foreign exchange rate difference	(92)	—	—
Gross unrecognized tax benefits, ending balance	$12,680	$3,808	$3,057
As of year-end 2015 and 2014, the balance of unrecognized tax benefits included tax positions of $10.4 million and $2.7 million, respectively, which would reduce our effective income tax rate if recognized in future periods. We accrue interest and penalties related to unrecognized tax benefits as income tax expense. Income tax expense (benefit) included interest and penalties on unrecognized tax benefits of $(0.1) million, $0.2 million and $0.6 million for 2015, 2014 and 2013, respectively. Accrued interest and penalties totaled $1.2 million and $1.4 million at year-end 2015 and 2014, respectively.
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
11. Commitments and Contingencies
Lease commitments
Our principal executive offices are located in Pleasanton, California. Through 2015, we leased approximately 93,000 square feet under a sublease with Safeway. In February 2016, Safeway terminated its lease with the lessor and we entered into a lease agreement directly with the lessor to lease the entire 149,000 square foot building. The lease expires in 2027 with an option to extend the lease by five years. We also lease other office, data center and warehouse space within and outside the U.S. under operating leases expiring at various dates through 2025. We have no obligations under capital leases. Rental expense under operating leases was $10.5 million, $8.9 million and $6.6 million for 2015, 2014 and 2013, respectively.

Future minimum operating lease payments as of year-end 2015 and as of February 9, 2016 are as follows (in thousands):

Fiscal Year	As of January 2, 2016	As of February 9, 2016
2016	$11,141	$11,217
2017	8,172	11,700
2018	6,552	11,746
2019	4,194	9,544
2020	3,271	8,781
Thereafter	7,064	45,994
Total minimum lease payments	$40,394	$98,982

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
We are subject to audits related to various indirect taxes, including, but not limited to, sales and use taxes, value-added tax, and goods and services tax, in various foreign and state jurisdictions. We evaluate our exposure related to these audits and potential audits, and, with the exception of the items note below under Legal Matters, we do not believe that it is probable that any audit would hold us liable for any material amounts due.
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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. We believe that the suit is without merit and that the likelihood of loss is remote, and we intend to vigorously defend ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint. We believe that the amended complaint does not impact our evaluation of the merits of this lawsuit. On July 7, 2015, we filed a motion to dismiss the case in its entirety. All briefing has been completed, the oral hearing was conducted on November 4, 2015. On February 26, 2016, the Court granted the motion to dismiss in part, dismissing two claims of the amended complaint. Our answer to the remaining claims is due March 11, 2016.
We transact business in non-U.S. markets and may be subject to disputes and tax audits by foreign tax authorities that may result in assessments or demands for tax collection or withholding related to non-residents card providers from time to time.  For example, in two instances, we are disputing the position taken by foreign tax authorities who have either provided a preliminary assessment or denied refunds. A failure to prevail in these disputes would result in us accruing liabilities of up to $12 million. We do not believe that it is probable that we will lose, but it is reasonably possible.
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

12. Segment Reporting and Enterprise-Wide Disclosures
Segments
Our reportable segments are US Retail, International Retail and Incentives & Rewards. Our US Retail segment consists of the various operating segments of our US retail products, third-party online distribution channel and secondary card market and derives revenues primarily from sales of prepaid products to consumers through these channels. Our International Retail segment consists of the various operating segments of our geographic regions and derives revenues primarily from sales of prepaid products to consumers at our international retail distribution partners. Our Incentives & Rewards segment consists of the various operating segments, which offer prepaid cards, other products and related services to business clients for their consumer incentive and employee reward programs.
In January 2015, we moved to align certain of our incentive businesses acquired in 2013 and 2014 and drive synergies by restructuring them into Blackhawk Engagement Solutions, which provides software, services and prepaid products to business clients for their loyalty, incentive and reward programs. As a result, we evaluated our internal reporting structure in consideration of the way management views the Company and its impact on segment reporting. Based on this assessment, we increased the number of reportable segments from two to three. The new Incentives & Rewards segment includes Blackhawk Engagement Solutions and other incentive businesses. We have retrospectively revised previously reported amounts in a manner consistent with this revised segment reporting.
Key metrics used by our Chief Operating Decision Maker (CODM) to assess segment performance include Total operating revenues, Total operating revenues, net of Partner distribution expense and segment profit. We do not assess performance based on assets and do not provide information on the assets of our reportable segments to our CODM. Accordingly, we do not present information regarding total assets for our segments.
Although our CODM reviews information regarding segment profit for our various operating segments, segment profit for operating segments within US Retail excludes certain sales, marketing and operations personnel costs used by that segment in generating revenues, whereas such costs are included in segment profit for operating segments within International Retail and Rewards & Incentives. Additionally, operating segments within US Retail and International Retail utilize shared costs for technology personnel and related depreciation and amortization of developed technology and related hardware, which we do not include in the determination of segment profit, but we do include such costs in the determination of segment profit for segments within Incentives & Rewards.

The following tables present the key metrics used by our CODM for the evaluation of segment performance, including certain significant noncash charges (consisting of certain depreciation and amortization of property, equipment and technology and distribution partner stock-based compensation expense) which have been deducted from the segment profit amounts shown below, and reconciliations of these amounts to our consolidated financial statements, (in thousands):

	2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$1,165,828	$423,285	$211,965	$—	$1,801,078
Partner distribution expense	577,661	279,435	16,947	—	874,043
Adjusted operating revenues	588,167	143,850	195,018	—	927,035
Other operating expenses	324,928	121,579	180,900	211,882	839,289
Segment profit (loss) / Operating income	$263,239	$22,271	$14,118	$(211,882)	87,746
Other income (expense)					(15,141)
Income before income tax expense					$72,605
Significant noncash charges	$5,446	$1,454	$13,862

	2014
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$1,027,936	$339,444	$77,583	$—	$1,444,963
Partner distribution expense	526,752	226,867	8,626	—	762,245
Adjusted operating revenues	501,184	112,577	68,957	—	682,718
Other operating expenses	282,587	94,339	59,679	167,367	603,972
Segment profit (loss) / Operating income	$218,597	$18,238	$9,278	$(167,367)	78,746
Other income (expense)					(5,831)
Income before income tax expense					$72,915
Significant noncash charges	$5,431	$2,110	$3,812

	2013
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$920,247	$211,756	$6,085	$—	$1,138,088
Partner distribution expense	485,322	133,007	161	—	618,490
Adjusted operating revenues	434,925	78,749	5,924	—	519,598
Other operating expenses	240,809	67,642	4,627	123,213	436,291
Segment profit (loss) / Operating income	$194,116	$11,107	$1,297	$(123,213)	83,307
Other income (expense)					241
Income before income tax expense					$83,548
Significant noncash charges	$9,898	$2,640	$130
Products
We group our products as:

•
Retail—Revenues resulting from the sale of prepaid products to consumers at our retail distribution partners and online and the sale of telecom handsets to retail distribution partners for resale to consumers.

•	Incentives—Revenues resulting from the sale of prepaid products, software and services to our business clients.

•	Other—Revenues from our secondary card market and card production.
The following table summarizes operating revenues according to product for 2015, 2014 and 2013 (dollars in thousands):

	2015		2014		2013
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Retail	$1,453,129	80.7%	$1,263,235	87.4%	$1,054,702	92.7%
Incentives	211,964	11.8%	77,583	5.4%	6,086	0.5%
Other	135,985	7.5%	104,145	7.2%	77,300	6.8%
Total	$1,801,078	100.0%	$1,444,963	100.0%	$1,138,088	100.0%
Geography
The following table presents revenue by geographic area generally based on the location of the card activation or value load for 2015, 2014 and 2013 (dollars in thousands):

	2015		2014		2013
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
United States	$1,352,872	75.1%	$1,097,791	76.0%	$925,712	81.3%
International	448,206	24.9%	347,172	24.0%	212,376	18.7%
Total	$1,801,078	100.0%	$1,444,963	100.0%	$1,138,088	100.0%
The following table presents our long-lived Property, equipment and technology, net by geographic area based on the locations of the assets as of year-end 2015, 2014 and 2013 (dollars in thousands):

	2015		2014		2013
	Long-Lived Assets	Percent of Total Long-Lived Assets	Long-Lived Assets	Percent of Total Long-Lived Assets	Long-Lived Assets	Percent of Total Long-Lived Assets
United States	136,646	85.7%	$125,331	96.4%	$77,389	97.1%
International	22,711	14.3%	4,677	3.6%	2,274	2.9%
Total	159,357	100.0%	$130,008	100.0%	$79,663	100.0%
Major Customers and Significant Concentrations
Our distribution partners represent a significant concentration of risk for us as we are dependent on our distribution partners for the sale of prepaid cards to end consumers. Revenue generated from card activations and other product sales at our three largest distribution partners totaled 12%, 5% and 9% of our total operating revenues for 2015; 14%, 7% and 11% for 2014; and 15%, 11% and 13% for 2013. Outstanding receivables from such distribution partners, consisting primarily of Settlement receivables, totaled $25.6 million, $14.4 million and $36.6 million at year-end 2015, respectively, and $29.2 million, $13.1 million and $25.3 million at year-end 2014, respectively.
We generate a significant portion of our total revenues from our relationships with the issuing banks of our Visa gift, PayPower GPR and open loop incentive cards, including program management, interchange and other fees paid by the issuing banks; purchase fees paid by consumers; and incentive card fees paid by business clients. These revenues generated by our relationship with one of our issuing banks totaled 15%, 12% and 10% of our total operating revenues for 2015, 2014 and 2013, respectively. Outstanding receivables from this issuing bank totaled $97.6 million and $81.5 million at year-end 2015 and 2014, respectively.
One content provider accounted for 14%, 14% and 15% of our total operating revenues for 2015, 2014 and 2013, respectively.

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
The following table provides reconciliations of net income and shares used in calculating Basic EPS to those used in calculating Diluted EPS (in thousands, except per share amounts):

	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$45,609	$45,609	$45,547	$45,547	$54,104	$54,104
Distributed and undistributed earnings allocated to participating securities	(151)	(147)	(232)	(226)	(707)	(692)
Net income attributable to common stockholders	$45,458	$45,462	$45,315	$45,321	$53,397	$53,412
Weighted-average common shares outstanding	54,294	54,294	52,531	52,531	51,164	51,164
Common share equivalents		2,019		1,778		1,238
Weighted-average shares outstanding		56,313		54,309		52,402
Earnings per share	$0.84	$0.81	$0.86	$0.83	$1.04	$1.02
The weighted-average common shares outstanding for diluted EPS excluded approximately 500,000, 500,000 and 1,600,000 potential common stock outstanding for 2015, 2014 and 2013, respectively, because the effect would have been anti-dilutive. Potential common stock outstanding results in fewer common share equivalents as a result of the treasury stock method.

14. Related-Party Transactions
Relationship with Safeway and Albertsons
Revenues and Expenses
As discussed in Note 1, until April 14, 2014, Safeway was our Parent. Following the Spin-Off, several members of our Board remained members of Safeway’s board of directors, including one Board member who was Safeway’s CEO. Following Safeway's acquisition by AB Acquisition LLC in January 2015 (the Acquisition), Safeway’s CEO became the CEO of the combined entity (Albertsons/Safeway) and remained the CEO through April 2015. Accordingly, we consider Safeway as a related party through the Acquisition and consider Albertsons/Safeway as a related party from the Acquisition through April 2015. The following table presents such related party revenues and expenses for Safeway through the Acquisition and for Albertsons/Safeway from the Acquisition through April 2015. Although we are no longer a related party with Albertsons/Safeway, we continue to recognize revenues and expenses related to our agreements. Our distribution and other agreements with Albertsons/Safeway are on equivalent terms with our other partners.

	2015	2014	2013
OPERATING REVENUES:
Commissions and fees	$72	$710	$2,419
Program, interchange, marketing and other fees	471	2,426	2,407
Product sales	1,323	4,031	4,728
Total operating revenues	1,866	7,167	9,554
OPERATING EXPENSES:
Partner distribution expense	17,069	61,283	58,145
Processing and services	(288)	(625)	(2,965)
Sales and marketing	—	—	136
Costs of products sold	—	—	—
General and administrative	607	1,856	2,735
Total operating expenses	17,388	62,514	58,051
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	—	—	184
Interest expense	—	(50)	—
Receivables and Payables
As of year-end 2014, Settlement receivables and Accounts receivable from Safeway totaled $16.8 million and $0.7 million, respectively, and Settlement payables and Accounts payable and accrued operating expenses to Safeway totaled $1.9 million and $0.8 million, respectively. Additionally, Notes payable to Safeway at year-end 2014 totaled $27.7 million.
Cash Management and Treasury Services Agreement and Guarantees
Through March 2014, we and Safeway were party to a Cash Management and Treasury Services Agreement (the CMATSA). Under the CMATSA, pursuant to unsecured promissory notes, Safeway borrowed available excess cash from us, and we borrowed from Safeway to meet our working capital and capital expenditure requirements.
Average daily borrowings by Safeway under the CMATSA were $42.9 million for 2013. Interest was calculated based on average overnight commercial paper rates. The average interest rates for 2013 were 0.5%. Interest income under the CMATSA for 2013 totaled $0.2 million. Safeway did not borrow any amounts under the CMATSA during 2014.
Interest expense under the CMATSA totaled $0.1 million in 2014 and was immaterial in 2013.
In March 2014, in conjunction with our Credit Agreement, Safeway and we terminated the CMATSA. In conjunction with such termination, on March 28, 2014, we fully repaid amounts due to Safeway, which totaled $103.1 million.

Distribution Commissions and Revenue
Safeway and Albertsons/Safeway is one of our significant retail distribution partners. Our partner distribution expense related to Safeway and Albertsons/Safeway as a related party totaled $17.1 million (through April 2015), $61.3 million and $58.1 million for 2015, 2014 and 2013, respectively. Safeway and Albertsons/Safeway reimburse us for certain costs which we record as a reduction of Processing and services expense.
We also earn revenue from Safeway and Albertsons/Safeway for the sale of telecom handsets and the management of Safeway's gift card program. Such revenues totaled $1.9 million (through April 2015), $7.2 million and $9.6 million for 2015, 2014 and 2013 respectively.
General Corporate Expenses and Facilities Rental
Safeway and Albertsons/Safeway provide certain corporate services to us, primarily related to facilities rent and tax services. Safeway and Albertsons/Safeway charges us for actual or estimated costs to provide these services. Such costs totaled $0.6 million (through April 2015), $1.9 million and $2.7 million in 2015, 2014 and 2013, respectively, which we include in General and administrative.
Management of all companies believes that the allocation methodology is reasonable and considers the charges to be a reasonable reflection of the cost of services provided. These charges may not, however, reflect the actual expense that we would have incurred as an independent company for the periods presented.
Tax Sharing Agreement
We and Safeway are party to various tax sharing agreements (See Note 1—Income Taxes). With the exception of payments and repayments for state Spin-Off taxes pursuant to notes payable, we classify payments between us and Safeway under our tax sharing agreements as income taxes within the changes of operating assets and liabilities in our consolidated statements of cash flows and disclose such payments as income taxes paid in the related supplemental disclosures of cash flow information. Payments reflected within our cash flows from operating activities to Safeway totaled $16.3 million for 2013.
Pursuant to our second Amended and Restated Tax Sharing Agreement and in exchange for promissory notes issued by us, Safeway provides us funding for Spin-Off taxes that we directly remitted to certain state taxing authorities. See Note 10—Income Taxes for additional information.
Other related party transactions
With respect to certain of our other equity method investees, we recognized $0.3 million of revenue in 2015 which we report in Commissions and fees in our consolidated statements of income for our distribution of their products. Amounts were immaterial in prior years.
Certain members of our Board are also members of the board of directors of our distribution partners, content providers or business clients. The terms of these agreements are on equivalent terms with our other partners.

15. Subsequent Events
Omni Prepaid
On January 5, 2016, we purchased the ownership interests of GiftCards.com, LLC, which sells digital and physical prepaid gift card solutions to consumers through a high-trafficked gift card U.S. website, and OmniCard, LLC, which sells customized prepaid incentive and reward solutions for business clients. The new sites and customers will expand our e-commerce businesses.
The purchase price was approximately $103.8 million in cash which we funded using a combination of cash on hand and borrowings under an existing credit facility, as well as payments for assumed debt and transaction liabilities of $13.9 million. We may realize future cash tax benefits resulting from amortization of a step-up in the tax basis of its assets. We are still gathering information for the purchase accounting for this acquisition.
NimbleCommerce.com
On February 3, 2016, we acquired NimbleCommerce.com, a digital commerce platform and network for promotions. NimbleCommerce.com also allows merchants and brands to manage their own prepaid offer and gift card programs, or resell through a network of retailer and publisher branded sites. Its services include an e-commerce platform, merchandising and promotions system, offer redemption system for merchants, syndication platform, mobile capabilities, email campaign management, analytics and reporting.
The purchase price was approximately $13.2 million, as well as payments for assumed debt and transaction liabilities of $4.1 million. We are still gathering information for the purchase accounting for this acquisition.
16. Selected Quarterly Financial Data (Unaudited)
Our fiscal quarters consist of three 12-week quarters and one 16-week or 17-week fiscal fourth quarter. Selected summarized quarterly financial information for 2015 and 2014 is as follows.

	Q4 ‘15	Q3 ‘15	Q2 ‘15	Q1 ‘15	Q4 ‘14	Q3 ‘14	Q2 ‘14	Q1 ‘14
	(in thousands, except per share data)
Operating revenues	$756,434	$352,665	$372,248	$319,731	$658,877	$269,027	$283,944	$233,115
Operating income (loss)	68,875	(2,250)	10,206	10,915	72,355	1,663	8,941	(4,213)
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$41,614	$(3,615)	$2,904	$4,706	$42,717	$555	$5,116	$(2,841)
Earnings (Loss) per Share
Basic	$0.75	$(0.07)	$0.05	$0.09	$0.80	$0.01	$0.10	$(0.06)
Diluted	$0.73	$(0.07)	$0.05	$0.08	$0.77	$0.01	$0.09	$(0.06)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 2, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 2, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 2, 2016, our internal control over financial reporting is effective. Our management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of January 2, 2016 did not include the internal controls of Achievers Corp. and Didix Gifting & Promotions BV, acquired on June 30, 2015 and September 14, 2015, respectively. The financial statements of these subsidiaries outside of our control environment constitute, in aggregate, less than 2% of our total assets and total operating revenues of our consolidated financial statements. Our independent registered public accounting firm audited the consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting. Their audit reports appear on pages 79 and 80 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In June 2015, we completed the acquisition of Achievers. We are in the process of integrating internal controls at Achievers into our control structure. We consider the ongoing integration of Achievers to represent a material change in our internal control over financial reporting. During 2015, we integrated Parago, which we had acquired in 2014, into our internal control structure. We consider the integration of Parago to represent material changes in our internal control over financial reporting. With the exception of these changes, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: March 2, 2016
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Ulrich and Talbott Roche, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Talbott Roche	President, Chief Executive Officer and Director	March 2, 2016
Talbott Roche	(Principal Executive Officer)

/s/ Jerry Ulrich	Chief Financial Officer and Chief Administrative Officer	March 2, 2016
Jerry Ulrich	(Principal Financial Officer)

/s/ Joan B. Lockie	Chief Accounting Officer	March 2, 2016
Joan B. Lockie	(Principal Accounting Officer)

/s/ William Y. Tauscher	Chairman of the Board and Head of International	March 2, 2016
William Y. Tauscher

/s/ Anil D. Aggarwal	Director	March 2, 2016
Anil D. Aggarwal

/s/ Richard H. Bard	Director	March 2, 2016
Richard H. Bard

/s/ Steven A. Burd	Director	March 2, 2016
Steven A. Burd

/s/ Robert L. Edwards	Director	March 2, 2016
Robert L. Edwards

Signature	Title	Date

/s/ Mohan Gyani	Director	March 2, 2016
Mohan Gyani

/s/ Paul Hazen	Director	March 2, 2016
Paul Hazen

/s/ Lawrence F. Probst III	Director	March 2, 2016
Lawrence F. Probst III

/s/ Arun Sarin	Director	March 2, 2016
Arun Sarin

/s/ Jane J. Thompson	Director	March 2, 2016
Jane J. Thompson

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 24, 2014, by and among Parago, Inc., Blackhawk Network Holdings, Inc., BH Monarch Merger Sub, Inc. and TH Lee Putnam Ventures, L.P., solely in its capacity as the seller representative.	8-K	001-35882	2.1	September 25, 2014
2.2	First Amendment to Agreement and Plan of Merger by and among Blackhawk Network Holdings, Inc., Parago, Inc., BH Monarch Merger Sub, Inc., and TH Lee Putnam Ventures, L.P., dated October 7, 2014.	8-K	001-35882	2.1	October 10, 2014
3.1	Second Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	8-A 12B/A	001-35882	3.1	May 13, 2015
3.2	Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.1	April 25, 2013
4.1	Specimen Stock Certificate.	8-A 12B/A	001-35882	4.1	May 13, 2015
10.1	Credit Agreement dated as of March 28, 2014, by and among the lenders identified on the signature pages thereto, including Wells Fargo Bank, National Association, as both lender and as administrative agent, and the Company.	8-K	001-35882	10.1	April 1, 2014
10.2	First Amendment to Credit Agreement, dated as of September 24, 2014, by and among Blackhawk Network Holdings, Inc., as borrower, the financial institutions signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.1	September 30, 2014
10.3	Second Amendment to Credit Agreement, dated October 23, 2014, by and among the Company and Wells Fargo Bank, National Association and the other financial institutions party thereto as lenders.	8-K	001-35882	10.1	October 24, 2014
10.4	Third Amendment to Credit Agreement, dated June 19, 2015, by and among the Company and Wells Fargo Bank, National Association and the other financial institutions party thereto as lenders.	8-K	001-35882	10.1	June 23, 2015
10.5	Fourth Amendment to Credit Agreement, dated December 18, 2015, by and among the Company and Wells Fargo Bank, National Association and the other financial institutions party thereto as lenders.	8-K	001-35882	10.1	December 23, 2015
10.6	Subsidiary Guaranty Agreement dated as of March 28, 2014, made by certain of the Company’s subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.2	April 1, 2014
10.7	Collateral Agreement dated as of March 28, 2014, by and among the Company and certain of its subsidiaries and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.3	April 1, 2014
10.8
Lease Agreement by and between 6200 Stoneridge Mall Road Investors LLC, a Delaware limited liability company, as landlord and Blackhawk Network, In. an Arizona corporation, as tenant, effective as of December 1, 2015.
						X
10.9	Amended and Restated Tax Sharing Agreement, dated as of April 11, 2014, by and among Safeway Inc., Blackhawk Network Holdings, Inc. and certain affiliates.	8-K	001-35882	10.1	April 14, 2014

10.10+	Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan, and Amendment No. 1 to Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1	333-187325	10.19	April 3, 2013
10.11+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1	333-187325	10.20	March 18, 2013
10.12+	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement for Amended and Restated 2006 Restricted Stock Plan.	S-1	333-187325	10.21	March 18, 2013
10.13+	Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan, and Amendment No. 1 to Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.22	April 3, 2013
10.14+	Form of Non-Qualified Stock Option Grant Notice for Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.23	March 18, 2013
10.15+	Form of Stock Appreciation Right Grant Notice for Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.24	March 18, 2013
10.16+	2013 Equity Incentive Award Plan.	S-8	333-188455	10.4	May 8, 2013
10.17+	First Amendment to 2013 Equity Incentive Award Plan.	8-K	001-35882	10.1	May 22, 2015
10.18+	Deferred Compensation Plan.	8-K	001-35882	10.1	May 1, 2015
10.19+	Form of Stock Option Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.7	May 14, 2013
10.20+	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.8	May 14, 2013
10.21+	Form of Restricted Stock Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.9	May 14, 2013
10.22+	Form of Stock Appreciation Rights Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.10	May 14, 2013
10.23+	Form of Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.4	April 30, 2014
10.24+	Form of 2015 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.2	May 5, 2015
10.25+	2016 Performance Share Award Grant Notice and Form of 2016 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	8-K	001-35882	10.2	February 25, 2016
10.26+	Non-Employee Director Compensation Program.	8-K	001-35882	10.1	February 25, 2016
10.27+	Executive Change in Control Severance Plan.	10-Q	001-35882	10.1	July 22, 2014
10.28+	Form of Stock Option Grant Notice and Agreement for 2013 Equity Incentive Award Plan (RDD Version).	10-Q	001-35882	10.1	October 14, 2014
10.29+	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Equity Incentive Award Plan (RDD Version).	10-Q	001-35882	10.2	October 14, 2014
10.30+	Jerry Ulrich Employment Offer Letter, dated June 1, 2006.	S-1	333-187325	10.27	April 15, 2013
10.31	Form of Indemnification Agreement between Blackhawk Network Holdings, Inc. and each of its directors and officers.	S-1	333-187325	10.28	March 18, 2013
10.32†	Servicing Agreement, effective as of March 30, 2012, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems, as amended by Amendment No. 1 thereto, dated as of November 5, 2012.	S-1/A	333-187325	10.29	March 27, 2013

10.33†	Amendment No. 2 to Servicing Agreement, dated as of October 31, 2013, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-K	001-35882	10.37	March 17, 2014
10.34†	Amendment No. 3 to Servicing Agreement, dated as of June 13, 2014, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.2	July 22, 2014
10.33†	First Addendum to Servicing Agreement, effective May 30, 2014, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.4	October 14, 2014
10.35†	Second Addendum to Servicing Agreement, effective October 1, 2015, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.					X
21.1	Subsidiaries of Blackhawk Network Holdings, Inc.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
*
These certification attached as Exhibits 32.1 to this report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this report), irrespective of any general incorporation language contained in such filing.