Form 10-Q
period 2016-03-26
BLACKHAWK NETWORK HOLDINGS, INC
filed 2016-05-04
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2016, there were 56,139,000 shares of the Registrant’s common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 26, 2016	January 2, 2016	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$212,950	$914,576	$219,416
Restricted cash	3,189	3,189	3,189
Settlement receivables, net	317,585	626,077	237,233
Accounts receivable, net	224,559	241,729	176,620
Other current assets	100,361	103,319	93,860
Total current assets	858,644	1,888,890	730,318
Property, equipment and technology, net	166,223	159,357	132,014
Intangible assets, net	278,734	240,898	161,040
Goodwill	486,472	402,489	328,510
Deferred income taxes	351,161	339,558	363,601
Other assets	80,083	81,764	86,285
TOTAL ASSETS	$2,221,317	$3,112,956	$1,801,768

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value) (Unaudited)
	March 26, 2016	January 2, 2016	March 28, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$532,419	$1,605,021	$462,346
Consumer and customer deposits	97,100	84,761	103,575
Accounts payable and accrued operating expenses	105,492	119,087	103,887
Deferred revenue	110,560	113,458	35,755
Note payable, current portion	155,851	37,296	37,384
Notes payable to Safeway	4,129	4,129	19,449
Bank line of credit	114,672	—	10,000
Other current liabilities	40,583	57,342	22,128
Total current liabilities	1,160,806	2,021,094	794,524
Deferred income taxes	19,534	18,652	7,303
Note payable	268,584	324,412	325,208
Other liabilities	15,062	14,700	10,096
Total liabilities	1,463,986	2,378,858	1,137,131
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 56,131, 55,794 and 53,871 shares outstanding, respectively	57	56	54
Additional paid-in capital	569,728	561,939	519,668
Accumulated other comprehensive loss	(35,139)	(40,195)	(29,059)
Retained earnings	218,258	207,973	167,081
Total Blackhawk Network Holdings, Inc. equity	752,904	729,773	657,744
Non-controlling interests	4,427	4,325	6,893
Total stockholders’ equity	757,331	734,098	664,637
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,221,317	$3,112,956	$1,801,768
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except for per share amounts)
(Unaudited)

	12 weeks ended
	March 26, 2016	March 28, 2015
OPERATING REVENUES:
Commissions and fees	$239,624	$220,402
Program and other fees	75,442	58,373
Marketing	13,459	14,731
Product sales	37,937	26,225
Total operating revenues	366,462	319,731
OPERATING EXPENSES:
Partner distribution expense	172,155	155,354
Processing and services	73,107	64,208
Sales and marketing	53,338	43,593
Costs of products sold	35,732	24,903
General and administrative	24,331	18,748
Transition and acquisition	945	175
Amortization of acquisition intangibles	9,898	5,974
Change in fair value of contingent consideration	—	(4,139)
Total operating expenses	369,506	308,816
OPERATING INCOME (LOSS)	(3,044)	10,915
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	412	(801)
Interest expense	(4,066)	(2,757)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(6,698)	7,357
INCOME TAX EXPENSE (BENEFIT)	(3,237)	2,620
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(3,461)	4,737
Loss (income) attributable to non-controlling interests, net of tax	(92)	(31)
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(3,553)	$4,706
EARNINGS (LOSS) PER SHARE:
Basic	$(0.06)	$0.09
Diluted	$(0.06)	$0.08
Weighted average shares outstanding—basic	55,752	53,323
Weighted average shares outstanding—diluted	55,752	55,416
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	12 weeks ended
	March 26, 2016	March 28, 2015
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$(3,461)	$4,737
Other comprehensive income (loss):
Currency translation adjustments	5,066	(9,567)
COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	1,605	(4,830)
Comprehensive loss (income) attributable to non-controlling interests, net of tax	(102)	(53)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$1,503	$(4,883)
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	12 weeks ended
	March 26, 2016	March 28, 2015
OPERATING ACTIVITIES:
Net income (loss) before allocation to non-controlling interests	$(3,461)	$4,737
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	9,915	8,395
Amortization of intangibles	11,048	6,999
Amortization of deferred program and contract costs	7,166	6,454
Employee stock-based compensation expense	8,000	4,989
Change in fair value of contingent consideration	—	(4,139)
Deferred income taxes	—	13,371
Other	479	1,308
Changes in operating assets and liabilities:
Settlement receivables	311,722	284,100
Settlement payables	(1,072,424)	(914,632)
Accounts receivable, current and long-term	18,053	4,934
Other current assets	7,355	(4,027)
Other assets	(4,476)	(529)
Consumer and customer deposits	14,690	(30,198)
Accounts payable and accrued operating expenses	(27,404)	(10,507)
Deferred revenue	(7,745)	(12,358)
Other current and long-term liabilities	(16,332)	(9,045)
Income taxes, net	(4,271)	(22,583)
Net cash used in operating activities	(747,685)	(672,731)
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(9,160)	(13,843)
Business acquisitions, net of cash acquired	(113,114)	—
Change in restricted cash	—	1,811
Net cash used in investing activities	(122,274)	(12,032)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	12 weeks ended
	March 26, 2016	March 28, 2015
FINANCING ACTIVITIES:
Payments for acquisition liability	—	(1,811)
Proceeds from issuance of note payable	100,000	—
Repayment of note payable	(37,500)	(11,250)
Borrowings under revolving bank line of credit	636,445	387,500
Repayments on revolving bank line of credit	(521,773)	(377,500)
Repayment of debt assumed in business acquisitions	(8,964)	—
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	432	1,441
Other stock-based compensation related	(1,752)	(550)
Net cash provided by (used in) financing activities	166,888	(2,170)
Effect of exchange rate changes on cash and cash equivalents	1,445	(5,266)
Decrease in cash and cash equivalents	(701,626)	(692,199)
Cash and cash equivalents—beginning of period	914,576	911,615
Cash and cash equivalents—end of period	$212,950	$219,416

NONCASH FINANCING AND INVESTING ACTIVITIES
Net deferred tax assets recognized for tax basis step-up with offset to Additional paid-in capital	$—	$366,306
Note payable to Safeway contributed to Additional paid-in capital	$—	$8,229
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
Basis of Presentation
The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. We have prepared our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to such rules and regulations. Accordingly, our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the SEC on March 2, 2016 (the Annual Report). We have prepared our condensed consolidated financial statements on the same basis as our annual audited consolidated financial statements and, in the opinion of management, have reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations for the interim periods presented. Our results for the interim periods are not necessarily reflective of the results to be expected for the year ending December 31, 2016 or for any other interim period or other future year. Our condensed consolidated balance sheet as of January 2, 2016, included herein was derived from our audited consolidated financial statements as of that date but does not include all disclosures required by GAAP for annual financial statements, including notes to the financial statements.
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

Recently Issued or Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-04 Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards, effective for fiscal years beginning after December 15, 2017. ASU 2016-04 defines liabilities related to the sale of certain prepaid stored-value cards as financial liabilities and provides guidance for the derecognition of liabilities and recognition of revenue related to the portion of the stored value that ultimately is not redeemed by customers (breakage). Early adoption is permitted and the standard shall be applied using either a modified retrospective basis or a retrospective basis. We early adopted ASU 2016-04 during our first quarter of 2016 on a modified retrospective basis because we believe that derecognition of these liabilities more accurately reflects the economics of such transactions. Accordingly, we recognized a cumulative adjustment benefit of $4.1 million, net of income taxes, to beginning retained earnings as of January 2, 2016.
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We early adopted ASU 2016-09 during our first quarter of 2016 on a modified retrospective basis for the income statement impact of forfeitures and income taxes and have retrospectively applied ASU 2016-09 to our condensed consolidated statements of cash flows for the impact of excess tax benefits. Accordingly, we recognized a cumulative adjustment charge of $0.3 million for the adoption of the impact of forfeitures, net of income taxes, and a cumulative adjustment benefit of $10.1 million for the excess tax benefit for the exercise of warrants from prior fiscal years to beginning retained earnings as of January 2, 2016.
Significant Accounting Policies
There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in the audited consolidated financial statements and related notes included in the Annual Report. As a result of early adopting ASU 2016-04 and ASU 2016-09 (discussed above), we provide below our policies with respect to breakage and stock-based compensation.
Breakage Revenue
We refer to the portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem as breakage. Where we expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life. We estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions for each program. In card programs where we do not expect to be entitled to a breakage amount or are unable to reliably estimate breakage rates, we recognize breakage revenue when we consider redemption remote or we are legally defeased of the obligation, if applicable.
Stock-based Compensation
As a result of our adoption of ASU 2016-09, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. Additionally, we recognize the cash flow impact of such excess tax benefits in operating activities in our condensed consolidated statements of cash flows.
Reclassification
In our condensed consolidated statements of income (loss), we have reclassified Marketing revenue to a separate line item, previously reported in Program, interchange, marketing and other fees and have renamed such line as Program and other fees.
As a result of our retrospective adoption ASU 2015-17 in the fourth quarter of 2015, we have retrospectively applied the guidance to our deferred income taxes as of March 28, 2015.

2. Business Acquisitions
2016 Acquisitions
Omni Prepaid
On January 5, 2016, we acquired Omni Prepaid, LLC and its subsidiaries GiftCards.com, LLC, which sells digital and physical prepaid gift card solutions to consumers through a high-trafficked gift card U.S. website, and OmniCard, LLC, which sells customized prepaid incentive and reward solutions for business clients (collectively, GiftCards). The new sites and customers will expand our e-commerce businesses.
The purchase consideration totaled $103.8 million in cash which we funded using a combination of cash on hand and borrowings under our Credit Agreement. The following table presents our initial estimates of the purchase price allocation, and we may make adjustments to these amounts through the one year measurement period as we finalize information regarding our forecasts, valuation assumptions, income taxes and contingencies (in thousands):

Cash	$3,985
Consumer and customer deposits	(5,429)
Accounts payable and accrued operating expenses	(9,860)
Other tangible assets, net	1,770
Debt	(5,807)
Identifiable technology and intangible assets	47,800
Goodwill	71,341
Total purchase consideration	$103,800
At closing, we repaid the assumed debt, which we present in financing activities in our condensed consolidated statements of cash flows, and paid $8.1 million of GiftCards' transaction expenses included above within accounts payable and accrued operating expenses, which we present in operating activities in our condensed consolidated statements of cash flows.
Goodwill primarily represents the value of cash flows from future customers. We expect to deduct goodwill and the identifiable technology and intangible assets for tax purposes.
The following table presents the components of the identifiable technology and intangible assets and the estimated useful lives (in thousands):

	Fair Value	Useful Life
Customer relationships	$19,540	10 years
Backlog	13,670	3 years
Domain name	11,000	10 years
Technology	3,590	5 years
Total identifiable technology and intangible assets	$47,800
Customer relationships represent the estimated fair value of the underlying relationships and agreements with GiftCards' business clients and consumers. Backlog represents the estimated fair value resulting from cards issued before the acquisition date, resulting from revenues, including interchange and account service fees. Domain name represents the estimated fair value of the giftcards.com domain name. Technology represents internal-use software used for the order, fulfillment and management of customer orders.
We valued customer relationships, backlog and domain name using the income approach and the technology using the cost approach. Significant assumptions include forecasts of revenues, costs of revenue, development costs and sales, general and administrative expenses and estimated attrition rates for business clients and consumers. We discounted the cash flows at various rates from 9.0% to 11.0%, reflecting the different risk profiles of the assets.
Acquisition-related expenses totaled $0.1 million, which we report in Transition and acquisition expense.
We do not present pro forma financial information and results of operations since closing as they are immaterial to our condensed consolidated financial statements.

NimbleCommerce
On February 3, 2016, we acquired NimbleCommerce, a digital commerce platform and network for promotions. NimbleCommerce also allows merchants and brands to manage their own prepaid offer and gift card programs, or resell through a network of retailer and publisher branded sites.
The purchase price totaled $13.2 million in cash. Our preliminary purchase price allocation includes goodwill of $10.7 million, technology of $3.7 million, customer relationship intangibles of $1.8 million, deferred income tax assets of $2.7 million and assumed debt of $3.2 million, which we repaid at closing. We do not expect to deduct goodwill for income tax purposes. Goodwill primarily represents the value of cash flows from future customers.
We do not present pro forma financial information and results of operations since closing as they are immaterial to our condensed consolidated financial statements.
Extrameasures
After the end of the first quarter of 2016, on March 31, 2016, we acquired substantially all of the net assets of Extrameasures, a prepaid consumer promotions and incentives company. Through its customized rebate programs, Extrameasures offers Visa prepaid cards and private label merchant-specific reward and gift cards with a proprietary platform to help businesses drive consumer acquisition, engagement and loyalty.
The purchase consideration includes $45 million in cash and a contingent earnout payable in cash for up to $45 million based on Extrameasures' operating results over the next three years. We are still gathering information for the purchase price allocation for this acquisition.
Acquisition-related expenses totaled $0.7 million, which we include in Transition and acquisition expense.
2015 Acquisitions
The measurement period for our acquisition of Achievers remains open with respect to certain valuation and forecast assumptions and income taxes. The measurement period for our acquisition of Didix remains open with respect to income taxes.
3. Financing
On January 25, 2016, in conjunction with our acquisition of GiftCards (see Note 2 —Business Acquisitions ), we exercised our option to draw down an incremental $100 million on our term loan.
4. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair values of these assets and liabilities as of March 26, 2016, January 2, 2016 and March 28, 2015 (in thousands):

	March 26, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$5,100	$—	$—	$5,100

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$370,070	$—	$—	$370,070
Liabilities
Contingent consideration	$—	$—	$—	$—

	March 28, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$2,100	$—	$—	$2,100
Liabilities
Contingent consideration	$—	$—	$3,428	$3,428
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper.
In the 12 weeks ended March 26, 2016, there were no transfers between Level 1 and Level 2.
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
Loan and line of credit payable—As of March 26, 2016, using Level 2 inputs, we estimate the fair value of our term loan and line of credit payable to be approximately $540.5 million.

5. Consolidated Financial Statement Details
The following tables represent the components of Other current assets, Other assets, Other current liabilities and Other liabilities as of March 26, 2016, January 2, 2016 and March 28, 2015 consisted of the following (in thousands):

	March 26, 2016	January 2, 2016	March 28, 2015
Other Current Assets:
Inventory	$40,506	$36,528	$37,095
Deferred expenses	11,833	18,182	11,228
Income tax receivables	18,259	14,831	25,173
Other	29,763	33,778	20,364
Total other current assets	$100,361	$103,319	$93,860
Other Assets:
Deferred program and contract costs	$46,103	$50,717	$56,216
Other receivables	3,239	2,281	9,077
Income taxes receivable	6,155	6,155	6,368
Deferred financing costs	1,888	2,100	1,860
Other	22,698	20,511	12,764
Total other assets	$80,083	$81,764	$86,285
Other Current Liabilities:
Payroll and related liabilities	23,444	34,530	17,206
Income taxes payable	1,822	3,216	1,527
Other payables and accrued liabilities	15,317	19,596	3,395
Total other current liabilities	$40,583	$57,342	$22,128
Other Liabilities:
Acquisition liability	$—	$—	$3,428
Payable to content provider	—	—	2,476
Income taxes payable	4,839	4,249	1,405
Deferred income and other liabilities	10,223	10,451	2,787
Total other liabilities	$15,062	$14,700	$10,096

6. Goodwill

We have assigned goodwill to our US Retail, International Retail and Incentives & Rewards segments. To date, we have not recorded any impairment charges against or disposed of any reporting units with goodwill. During the first quarter of 2016, as a result of changes in reporting financial results to our Chief Operating Decision Maker, we concluded that we should split our historical e-Commerce operating segment, which we had reported in Incentives & Rewards reportable segment, into two operating segments: e-Commerce Retail, which we now report in US Retail reportable segment, and e-Commerce Incentives, which we continue to report in Incentives & Rewards reportable segment. Accordingly, we allocated the goodwill from the historical e-Commerce segment between these two segments based on their relative fair values. We allocated the goodwill from our acquisition of GiftCards between these two segments. A summary of changes in goodwill during the 12 weeks ended March 26, 2016 is as follows (in thousands):

	March 26, 2016
	US Retail	International Retail	Incentives & Rewards	Total
Balance, beginning of period	$42,729	$49,156	$310,604	$402,489
Re-allocation of e-Commerce goodwill	2,671	—	(2,671)	—
Acquisition of GiftCards	33,861	—	37,480	71,341
Acquisition of NimbleCommerce	10,681	—	—	10,681
Foreign currency translation adjustments	—	1,367	594	1,961
Balance, end of period	$89,942	$50,523	$346,007	$486,472
7. Stock Based Compensation

During the 12 weeks ended March 26, 2016, our Board of Directors granted 853,942 restricted stock units, 172,300 performance stock units and 499,100 stock options at a weighted-average exercise price of $38.70 per share.
The following table presents total stock-based compensation expense according to the income statement line in our condensed consolidated statements of income (loss) for the 12 weeks ended March 26, 2016 and March 28, 2015 (in thousands):

	12 weeks ended
	March 26, 2016	March 28, 2015
Processing and services	$1,409	$1,350
Sales and marketing	2,814	1,199
Cost of products sold	16	(5)
General and administrative	3,761	2,445
Total stock-based compensation expense	$8,000	$4,989
8. Income Taxes
Our effective tax rates were 48.3% and 35.6% for the 12 weeks ended March 26, 2016 and March 28, 2015, respectively. The effective rate for the 12 weeks ended March 26, 2016 is reflective of pre-tax loss compared to pre-tax income in the 12 weeks ended March 28, 2015. The effective rate for the 12 weeks ended March 26, 2016 was higher due to excess tax benefits for employee stock based compensation (which resulted in an increase to the effective tax rate due to a loss for the quarter).

9. Commitments and Contingencies
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
Legal Matters
There are various claims and lawsuits arising in the normal course of business pending against us, including the matters described below, some of which seek damages and other relief which, if granted, may require future cash expenditures. Management does not believe that it is probable that the resolution of these matters would result in any liability that would materially affect our results of operations or financial condition.
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. We believe that the suit is without merit, and are vigorously defending ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint. On July 7, 2015, we filed a motion to dismiss the case in its entirety. On February 26, 2016, the Court granted the motion to dismiss in part, dismissing two claims of the amended complaint. On March 25, 2016 we filed our answer denying the remaining claims and a counterclaim for attorneys’ fees pursuant to the merger agreement between the parties. The plaintiff has filed a declaratory judgment action to dismiss the counterclaim. We believe the likelihood of loss is remote.
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to indirect taxes typically on commissions or fees we receive from non-resident content providers. As a result of an indemnification that we received, our exposure has decreased from $12 million as reported in our Annual Report to approximately $5 million primarily in a single jurisdiction. In that jurisdiction, we have lost an appeal over a dispute related to a certain period. Even if we were to be assessed for other periods, which we currently estimate could be up to approximately $5 million, we believe it is more likely than not that we will prevail.
10. Segment Reporting
Our three reportable segments are US Retail, International Retail and Incentives & Rewards. During the first quarter of 2016, as a result of changes in reporting financial results to our Chief Operating Decision Maker, we concluded that we should split our historical e-Commerce segment, which we had reported in Incentives & Rewards, into two segments: e-Commerce Retail, which we report in US Retail, and e-Commerce Incentives, which we report in Incentives & Rewards. We have not retroactively adjusted 2015 segment information as the results of the e-Commerce Retail segment were immaterial.
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
The following tables present the key metrics used by our CODM for the evaluation of segment performance, including certain significant noncash charges (consisting of certain depreciation and amortization of property, equipment and technology and distribution partner stock-based compensation expense) which have been deducted from the segment profit amounts shown below, and reconciliations of these amounts to our consolidated financial statements (in thousands):

	12 weeks ended
	March 26, 2016
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$216,271	$88,915	$61,276	$—	$366,462
Partner distribution expense	105,684	63,679	2,792	—	172,155
Operating revenues, net of Partner distribution expense	110,587	25,236	58,484	—	194,307
Other operating expenses	66,621	21,678	50,548	58,504	197,351
Segment profit (loss) / Operating loss	$43,966	$3,558	$7,936	$(58,504)	(3,044)
Other income (expense)					(3,654)
Loss before income tax expense					$(6,698)
Non-cash charges	1,354	441	3,697

	12 weeks ended
	March 28, 2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$199,909	$79,423	$40,399	$—	$319,731
Partner distribution expense	94,184	56,609	4,561	—	155,354
Operating revenues, net of Partner distribution expense	105,725	22,814	35,838	—	164,377
Other operating expenses	62,492	19,727	31,398	39,845	153,462
Segment profit (loss) / Operating income	$43,233	$3,087	$4,440	$(39,845)	10,915
Other income (expense)					(3,558)
Income before income tax expense					$7,357
Non-cash charges	1,227	207	2,405

11. Earnings Per Share
The following table provides reconciliations of net income and shares used in calculating basic EPS to those used in calculating diluted EPS (in thousands, except per share amounts):

	12 weeks ended
	March 26, 2016		March 28, 2015
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(3,553)	$(3,553)	$4,706	$4,706
Distributed and undistributed earnings allocated to participating securities	(15)	(15)	(52)	(51)
Net income (loss) attributable to common stockholders	$(3,568)	$(3,568)	$4,654	$4,655
Weighted-average common shares outstanding	55,752	55,752	53,323	53,323
Common share equivalents		—		2,093
Weighted-average shares outstanding		55,752		55,416
Earnings (loss) per share	$(0.06)	$(0.06)	$0.09	$0.08
The weighted-average common shares outstanding for diluted EPS for the 12 weeks ended March 26, 2016 excluded approximately 3,952,000 potential common shares outstanding due to the net loss attributable to common shareholders. Also excluded were approximately 1,158,000 and 595,000 potential common stock outstanding for the 12 weeks ended March 26, 2016 and March 28, 2015, respectively, because the effect would have reduced weighted-average shares outstanding. Potential common stock outstanding results in fewer common share equivalents as a result of the treasury stock method.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the Quarterly Report) and our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 2, 2016 (the Annual Report). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” of our Annual Report and “Special Note regarding Forward-Looking Statements” section and the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Special Note regarding Forward Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by words or phrases such as “guidance,” “believes,” “expects,” “intends,” “can,” “could,” “may,” “anticipates,” “estimates,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would” “continuing,” “ongoing,” and similar words or phrases and the negative of such words and phrases. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which are, in many instances, beyond our control, and which could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements. Such risks and uncertainties include the following:
•our ability to grow adjusted operating revenues and adjusted net income as anticipated,
•our ability to grow at historic rates or at all,
•the consequences should we lose one or more of our top distribution partners or fail to attract new distribution partners to our network or if the financial performance of our distribution partners’ businesses decline,
•our reliance on our content providers, the demand for their products and our exclusivity arrangements with them,
•our reliance on relationships with card issuing banks,
•the consequences to our future growth if our distribution partners fail to actively and effectively promote our products and services,
•the ability of our distribution partners to implement EMV compliance within their expected timeline and lift the measures they may have taken prior to such compliance to limit or control their exposure to liability for fraud losses,
• changes in consumer behavior away from our distribution partners and our products resulting from limits or controls implemented by our distribution partners during our distribution partners’ transition to EMV compliance,
•our ability to generate adequate taxable income to enable us to fully utilize the cash tax benefits referred to in this Quarterly Report,
•changes in applicable tax law that preclude us from fully utilizing the cash tax benefits referred to in this Quarterly Report,
•the requirement that we comply with applicable laws and regulations, including increasingly stringent money-laundering rules and regulations, and
• other risks and uncertainties described in our reports and filings with the Securities and Exchange Commission, including the risks and uncertainties set forth in Item 1A under the heading Risk Factors in our Annual Report, this Quarterly Report and other subsequent periodic reports we file with the Securities and Exchange Commission.
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

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance for the 12 weeks ended March 26, 2016 and March 28, 2015:

	12 weeks ended
	March 26, 2016	March 28, 2015
	(in thousands, except percentages and per share amounts)
Transaction dollar volume	$3,172,901	$3,110,533
Prepaid and processing revenues	$315,066	$278,775
Prepaid and processing revenues as a % of transaction dollar volume	9.9%	9.0%
Partner distribution expense as a % of prepaid and processing revenues	54.6%	55.7%
Adjusted operating revenues (1)	$184,618	$149,646
Adjusted EBITDA (1)	$29,004	$27,159
Adjusted EBITDA margin (1)	15.7%	18.1%
Adjusted net income (1)	$26,356	$24,335
Adjusted diluted earnings per share (1)	$0.46	$0.44
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
Prepaid and Processing Revenues as a Percentage of Transaction Dollar Volume—Represents the total amount of Commissions and fees and Program and other fees recognized during the period as a percentage of Transaction dollar volume for the same period. Our prepaid product revenues vary among our various product offerings: closed loop gift and prepaid telecom cards generate the highest rates due to the content provider commissions; open loop gift cards and incentive and reward products and services also generate high rates due to program management fees, interchange and other fees included in Program and other fees in addition to the consumer and client purchase fees included in Commissions and fees; financial services products generate the lowest rates due to higher average transaction values; for Achievers, the gross billings are recorded as deferred revenue and recognized as the services are delivered, and we only include the portion of revenue related to software in Program and other fees in this metric, as we present revenue from the redemption of employee rewards in Product sales. This metric helps us understand and manage overall margins from our product offerings.

Partner Distribution Expense as a Percentage of Prepaid and Processing Revenues—Represents partner distribution expense divided by Prepaid and processing revenues (as defined above under Prepaid and processing revenues as a percentage of transaction dollar volume) during the period. This metric represents the expense recognized for the portion of content provider commissions and purchase or load fees shared with our retail distribution partners (known as distribution partner commissions), as well as other compensation we pay our retail business partners and certain business clients, including certain program development payments to our retail distribution partners, compensation for the distribution of our open loop products and expense recognized for equity awards issued to certain retail distribution partners. We present this expense as a percentage of prepaid and processing revenues to present the overall portion of our revenues from the sale of our prepaid products and services that we share with our retail distribution partners and business clients. The substantial majority of this expense is distribution partner commissions which are based on a percentage of the gross content provider commissions and consumer purchase fees. These percentages are individually negotiated with our retail distribution partners and are independent of the commission rates negotiated between us and our content providers. Partner distribution expense percentage is affected by changes in the proportion of Transaction dollar volume i) among our various products (as we share significantly lower amounts of revenues included in Program and other fees generated by our open loop gift, open loop incentive and financial services products), ii) among our various regions (as commission share percentages differ from region to region, particularly those with sub-distributor relationships) and iii) among retail distribution partners (as the commission share percentage is individually negotiated with each retail distribution partner).
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
We believe Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share are useful to evaluate our operating performance for the following reasons:

•	adjusting our operating revenues for distribution commissions paid and other compensation to our retail distribution partners and business clients is useful to understanding our operating margin;

•	adjusting our operating revenues for marketing revenue, which has offsetting marketing expense, is useful for understanding our operating margin;

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

•
in a business combination, a company records an adjustment to reduce the carrying values of deferred revenue and deferred expenses to their fair values and reduces the company’s revenues and expenses from what it would have recorded otherwise, and as such we do not believe is indicative of our core operating performance;

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

•
cash tax savings resulting from the tax deductibility of stock-based compensation is useful for understanding our overall operating results. We generally realize these tax deductions when restricted stock vest, an option is exercised, and, in the case of warrants, after the warrant is exercised but amortized over remaining service period, and such timing differs from the GAAP treatment of expense recognition.

Reconciliation of Non-GAAP Measures:
The following tables present a reconciliation of Commissions and fees and Program and other fees to Prepaid and processing revenues, a reconciliation of Total operating revenues to Adjusted operating revenues, a reconciliation of Net income to EBITDA and Adjusted EBITDA, a reconciliation of Operating margin to Adjusted EBITDA margin, a reconciliation of Net income to Adjusted net income and a reconciliation of Diluted earnings per share to Adjusted diluted earnings per share, in each case reconciling the most comparable GAAP measure to the adjusted measure, for each of the periods indicated.

	12 weeks ended
	March 26, 2016	March 28, 2015
	(in thousands, except percentages and per share amounts)
Prepaid and processing revenues:
Commissions and fees	$239,624	$220,402
Program and other fees	75,442	58,373
Prepaid and processing revenues	$315,066	$278,775
Adjusted operating revenues:
Total operating revenues	$366,462	$319,731
Revenue adjustment from purchase accounting (a)	3,770	—
Marketing revenue	(13,459)	(14,731)
Partner distribution expense	(172,155)	(155,354)
Adjusted operating revenues	$184,618	$149,646
Adjusted EBITDA:
Net income (loss) before allocation to non-controlling interests	$(3,461)	$4,737
Interest and other (income) expense, net	(412)	801
Interest expense	4,066	2,757
Income tax expense	(3,237)	2,620
Depreciation and amortization	20,963	15,394
EBITDA	17,919	26,309
Adjustments to EBITDA:
Employee stock-based compensation	8,000	4,989
Revenue adjustment from purchase accounting, net (a)	3,085	—
Change in fair value of contingent consideration (b)	—	(4,139)
Adjusted EBITDA	$29,004	$27,159
Adjusted EBITDA margin:
Total operating revenues	$366,462	$319,731
Operating income (loss)	$(3,044)	$10,915
Operating margin	(0.8)%	3.4%
Adjusted operating revenues	$184,618	$149,646
Adjusted EBITDA	$29,004	$27,159
Adjusted EBITDA margin	15.7%	18.1%

	12 weeks ended
	March 26, 2016	March 28, 2015
	(in thousands except per share data)
Adjusted net income:
Income (loss) before income tax expense	$(6,698)	$7,357
Employee stock-based compensation	8,000	4,989
Revenue adjustment from purchase accounting, net (a)	3,085	—
Change in fair value of contingent consideration (b)	—	(4,139)
Amortization of intangibles (c)	11,048	6,999
Adjusted income before income tax expense	15,435	15,206
Income tax expense (benefit)	(3,237)	2,620
Tax expense on adjustments (d)	8,744	2,921
Adjusted income tax expense before cash tax benefits	5,507	5,541
Reduction in cash taxes payable resulting from amortization of spin-off tax basis step-up (e)	(6,594)	(6,618)
Reduction in cash taxes payable from amortization of acquisition intangibles, utilization of acquired NOLs and deductible stock based compensation (f)	(9,926)	(8,083)
Adjusted income tax benefit	(11,013)	(9,160)
Adjusted net income before allocation to non-controlling interests	26,448	24,366
Net loss (income) attributable to non-controlling interests, net of tax	(92)	(31)
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$26,356	$24,335
Adjusted diluted earnings per share:
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(3,553)	$4,706
Distributed and undistributed earnings allocated to participating securities	(15)	(51)
Net income (loss) available to common shareholders	$(3,568)	$4,655
Diluted weighted-average shares outstanding	55,752	55,416
Diluted earnings (loss) per share	$(0.06)	$0.08
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$26,356	$24,335
Adjusted distributed and undistributed earnings allocated to participating securities	(60)	(115)
Adjusted net income available for common shareholders	$26,296	$24,220
Diluted weighted average shares outstanding	55,752	55,416
Increase in common share equivalents	1,610	—
Adjusted diluted weighted average shares outstanding	57,362	55,416
Adjusted diluted earnings per share	$0.46	$0.44

______________________

(a)
Impact on revenues and income recognized resulting from the step down in basis of deferred revenue and deferred expense from their carrying values to fair values in a business combination at the acquisition date. The impact on revenues is included in our adjustments for Adjusted operating revenues and the net impact on income is included in our adjustments from Adjusted EBITDA and Adjusted net income.

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

(e)
As a result of Safeway's merger with Albertsons and our and Safeway’s Section 336(e) Election, we recognized a deferred tax asset that we will amortize as a reduction of our taxes payable over 15 year period from date of Spin-Off. Under GAAP, we recognize current income tax expense or benefit related to the impact on deferred tax assets or liabilities due to changes in tax laws in the period in which the law changes. However, for the benefit related to our Section 336(e) Election, we recognize the impact of these changes in our fiscal fourth quarter if the impact to quarterly cash tax benefit is immaterial.

(f)
As a result of certain acquisitions, we acquired net operating loss carryforwards that we can use to reduce our income taxes payable. Additionally, for certain acquisitions, we may amortize intangible assets, including goodwill, for tax purposes to reduce income taxes payable. Finally, we include the tax deduction of stock-based compensation in the period when we may take the deduction for tax purposes.

Results of Operations
Comparison of the 12 Weeks Ended March 26, 2016 and March 28, 2015.
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week periods ended March 26, 2016 and March 28, 2015 (the first quarter of 2016 and first quarter of 2015, respectively).
The following tables set forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income (loss) for the first quarter of 2016 and first quarter of 2015.

	12 Weeks Ended March 26, 2016	% of Total Operating Revenues	12 Weeks Ended March 28, 2015	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$239,624	65.3%	$220,402	68.9%
Program and other fees	75,442	20.6%	58,373	18.3%
Marketing	13,459	3.7%	14,731	4.6%
Product sales	37,937	10.4%	26,225	8.2%
Total operating revenues	366,462	100.0%	319,731	100.0%
OPERATING EXPENSES:
Partner distribution expense	172,155	46.9%	155,354	48.6%
Processing and services	73,107	19.9%	64,208	20.1%
Sales and marketing	53,338	14.6%	43,593	13.6%
Costs of products sold	35,732	9.8%	24,903	7.8%
General and administrative	24,331	6.6%	18,748	5.9%
Transition and acquisition	945	0.3%	175	0.1%
Amortization of acquisition intangibles	9,898	2.7%	5,974	1.9%
Change in fair value of contingent consideration	—	—%	(4,139)	(1.3)%
Total operating expenses	369,506	100.8%	308,816	96.6%
OPERATING INCOME (LOSS)	(3,044)	(0.8)%	10,915	3.4%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	412	0.1%	(801)	(0.3)%
Interest expense	(4,066)	(1.1)%	(2,757)	(0.9)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(6,698)	(1.8)%	7,357	2.3%
INCOME TAX EXPENSE (BENEFIT)	(3,237)	(0.9)%	2,620	0.8%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(3,461)	(0.9)%	4,737	1.5%
Net loss (income) attributable to non-controlling interests, net of tax	(92)	—%	(31)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(3,553)	(1.0)%	$4,706	1.5%
Although our Chief Operating Decision Maker (CODM) reviews information regarding segment profit for our three reportable segments of US Retail, International Retail and Incentives & Rewards, segment profit for US Retail excludes certain sales, marketing and operations personnel costs used by that segment in generating revenues, whereas such costs are included in segment profit for International Retail and Rewards & Incentives. Additionally, US Retail and International Retail utilize shared costs for technology personnel and related depreciation and amortization of developed technology and related hardware, which we do not include in the determination of segment profit, but we do include such costs in the determination of segment income for Incentives & Rewards (see Note 10—Segment Reporting for additional information). Accordingly, in the following detailed discussions of our operating results, we discuss Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for our three reportable segments and discuss our remaining operating expenses at the consolidated level.

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following tables set forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 12-week periods ended March 26, 2016 and March 28, 2015.

	12 weeks ended
	March 26, 2016	March 28, 2015	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$239,624	$220,402	$19,222	8.7%
Program and other fees	75,442	58,373	17,069	29.2%
Marketing	13,459	14,731	(1,272)	(8.6)%
Product sales	37,937	26,225	11,712	44.7%
Total operating revenues	$366,462	$319,731	$46,731	14.6%
Partner distribution expense	172,155	155,354	16,801	10.8%
Operating revenues, net of Partner distribution expense	$194,307	$164,377	$29,930	18.2%
US Retail Segment
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our US Retail segment for the 12-week periods ended March 26, 2016 and March 28, 2015.

	12 weeks ended
	March 26, 2016	March 28, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$216,271	$199,909	$16,362	8.2%
Partner distribution expense	105,684	94,184	11,500	12.2%
Operating revenues, net of Partner distribution expense	$110,587	$105,725	$4,862	4.6%
Transaction dollar volume	$1,938,411	$1,963,620	$(25,209)	(1.3)%
Prepaid and processing revenues as a percentage of transaction dollar volume	9.4%	8.5%	0.9%	10.6%
Partner distribution expense as a percentage of prepaid and processing revenues	58.1%	56.2%	1.9%	3.4%
Our Operating revenues, net of partner distribution expense increased for the first quarter of 2016 due to the increase in our Prepaid and processing revenue as a percentage of transaction dollar volume, partially offset by a decrease in Transaction dollar volume and an increase in Partner distribution expense as a percentage of prepaid and processing revenue:

•
Transaction dollar volume—On October 1, 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who do not accept EMV chip technology transactions. As a result, some of our non-EMV compliant retail distribution partners have taken restrictive measures around the sale of gift cards, in particular higher denomination open loop gift cards and some closed loop gift cards. These measures include establishing lower limits on credit card purchases of gift cards and removing higher denomination products from displays in impacted markets to mitigate their liability for fraudulent credit card activity in their stores, which decreased our transaction dollar volume. Although EMV implementation at these retail distribution partners is not under our control, based on our most current information provided by such non-EMV compliant retail distribution partners, we expect the negative impact of restricted sales of high-denomination open loop gift cards to continue through our second and third quarters while they become compliant over such periods. Additionally, we discontinued certain low-margin financial services programs, which also decreased transaction dollar volume. These decreases were partially offset by higher sales of other prepaid products through most of our retail distribution partner network due to increased per-store productivity as well as an increase in sales through our online distribution channels.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Increased for the first quarter of 2016 due to the discontinuation of certain low-margin financial services programs and our adoption of ASU 2016-04, which resulted in $0.9 million for breakage revenue in the first quarter of 2016 (see Note 1—Recently Issued or Adopted Accounting Pronouncements in the notes to our consolidated financial statements). Changes in the prepaid and processing revenue rates for closed loop and open loop gift had minimal impact on the overall prepaid and processing revenue rate. The prepaid and processing revenue rate for open loop gift reflects a higher commissions and fees rate due to the restrictions on sales of higher denomination cards at our non-EMV compliant retail distribution partners, offset by a lower program management fees rate with our issuing banks. We expect this offsetting trend to continue throughout the remainder of 2016. We also expect, based on an anticipated contractual amendment with one of our issuing banks, that our program management fee rate will continue to decrease based on changing redemption patterns for open loop gift products.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased for the first quarter of 2016 increased due to an increase in the proportion of sales through retail distribution partners with higher commission share rates, partially offset by an increase in sales through our online distribution channels since we do not incur such expense for sales through our proprietary websites.

Increases in marketing revenue and Cardpool sales and a decrease in other product sales did not have a significant impact on our Operating revenues and Operating revenues, net of Partner distribution expense.
International Retail
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International Retail segment for the 12-week periods ended March 26, 2016 and March 28, 2015.

	12 weeks ended
	March 26, 2016	March 28, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$88,915	$79,423	$9,492	12.0%
Partner distribution expense	63,679	56,609	7,070	12.5%
Operating revenues net of Partner distribution expense	$25,236	$22,814	$2,422	10.6%
Transaction dollar volume	$732,666	$644,718	$87,948	13.6%
Prepaid and processing revenues as a percentage of transaction dollar volume	11.1%	11.1%	—%	—%
Partner distribution expense as a percentage of prepaid and processing revenues	78.1%	79.1%	(1.0)%	(1.3)%
Our Operating revenues, net of Partner distribution expense increased for both the first quarter of 2016 primarily due to the increase in our Transaction dollar volume and a decrease in Partner distribution expense as a percentage of prepaid and processing revenue with minimal impact from Prepaid and processing revenue as a percentage of transaction dollar volume:

•
Transaction dollar volume—Increased for the first quarter of 2016 primarily due to increases in sales in Europe, primarily Germany, and through our sub-distributor relationships in Japan. Additionally, transaction dollar volume was negatively impacted by changes in foreign exchange rates. On a constant currency basis, transaction dollar volume increased 17.8% for the first quarter of 2016.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—As a result of our adoption of ASU 2016-04, we recognized $1.5 million of breakage revenue. Excluding this benefit, the Prepaid and processing revenue rate was 10.9% due to an increase in the proportion of products sold in Germany which generates a lower Prepaid and processing revenue rate.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased due the $1.5 million of breakage revenue recognized upon the adoption of ASU 2016-04, as we do not share this breakage with retail distribution partners. Excluding this benefit, Partner distribution expense as a percentage of prepaid and processing revenues increased to 79.6% for the first quarter of 2016 due to an increase in the proportion of sales through sub-distributor relationships, primarily Japan (which have higher commission share arrangements but for which we incur minimal other operating expenses), partially offset by increase in proportion of sales in Germany where we have lower commission sharing arrangements.

Changes in marketing revenues and product sales had minimal impacts on Operating revenues and Operating revenues, net of Partner distribution expense.
Incentives & Rewards
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 12-week periods ended March 26, 2016 and March 28, 2015.

	12 weeks ended
	March 26, 2016	March 28, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$61,276	$40,399	$20,877	51.7%
Partner distribution expense	2,792	4,561	(1,769)	(38.8)%
Operating revenues net of Partner distribution expense	$58,484	$35,838	$22,646	63.2%
Transaction dollar volume	$501,824	$502,195	$(371)	(0.1)%
Prepaid and processing revenues as a percentage of transaction dollar volume	10.3%	7.9%	2.4%	30.4%
Partner distribution expense as a percentage of prepaid and processing revenues	5.4%	11.5%	(6.1)%	(53.0)%
Our Operating revenues, net of Partner distribution expense increased for the first quarter of 2016 primarily due to the increase Prepaid and processing revenue as a percentage of transaction dollar volume and decrease in Partner distribution expense as a percentage of prepaid and processing revenue, partially offset by a decrease in Transaction dollar volume:

•
Transaction dollar volume—Decreased for the first quarter of 2016 due to the loss of certain business clients which had lower margin programs, partially offset by our acquisition of Achievers in the third quarter of 2015 and increases in e-Commerce sales, primarily due to our acquisition of GiftCards in the first quarter of 2016.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—In the first quarter of 2016, we entered into a contractual amendment with one of our issuing banks to settle our right to receive future fees for cards issued under a legacy contract. The amendment resulted in a one-time benefit of $4.3 million which we recognized in Program and other fees. Excluding this benefit, our Prepaid and processing revenue rate was 9.6% for the first quarter of 2016, which increased primarily due to our acquisition of Achievers, which generates a higher Prepaid and processing revenue rate from its software revenue.

•
Partner distribution expense as a percentage of prepaid and processing revenue—Decreased for the first quarter of 2016 due to a decrease in transaction volume sold through business clients for which we recognize net pricing discounts as an expense.

Our Operating revenues and Operating revenues net of Partner distribution expense also increased for the first quarter of 2016 due to a $9.1 million increase in product sales, primarily from our acquisition of Achievers.

Operating Expenses
The following tables set forth our consolidated operating expenses for the 12-week periods ended March 26, 2016 and March 28, 2015.

	12 weeks ended
	March 26, 2016	March 28, 2015	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	172,155	155,354	16,801	10.8%
Processing and services	73,107	64,208	8,899	13.9%
Sales and marketing	53,338	43,593	9,745	22.4%
Costs of products sold	35,732	24,903	10,829	43.5%
General and administrative	24,331	18,748	5,583	29.8%
Transition and acquisition	945	175	770	440.0%
Amortization of acquisition intangibles	9,898	5,974	3,924	65.7%
Change in fair value of contingent consideration	—	(4,139)	4,139	N/M
Total operating expenses	$369,506	$308,816	$60,690	19.7%
Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
Processing and services expenses increased by 13.9% for the first quarter of 2016 primarily due to a 13.0% increase in Prepaid and processing revenues, which would have increased 10.6% excluding the $6.7 million in revenue from the contract amendment and breakage. Excluding that $6.7 million benefit, Processing and services expenses as a percentage of Prepaid and processing revenues increased to 23.7% from 23.0%, primarily due to increases in employee and depreciation and amortization expenses.
The $8.9 million increase for the first quarter of 2016 includes increases of $7.0 million for technology and operations personnel costs, including employee and contractor compensation, benefits and travel related costs and $2.7 million for our technology infrastructure, including depreciation of capitalized software and related hardware, data center lease, hosting and connectivity, activation transaction processing and other equipment costs. Costs for our program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift and open loop incentive cards; maintaining our distribution network; and other costs collectively decreased by $0.7 million.
Sales and Marketing
Sales and marketing expenses for the first quarter of 2016 increased primarily due to a $6.3 million increase in personnel costs, including employee compensation, benefits and travel related costs, primarily from our acquisition of Achievers and a $1.6 million increase in stock-based compensation. Sales and marketing expense also increased due to a $1.7 million increase in program marketing and development expenses and a $1.8 million increase in other costs.
Costs of Products Sold
The increase in costs of products sold for the first quarter of 2016 reflects the increase in Product sales. Our gross margin increased to 5.8% from 5.0% primarily due to our acquisition of Achievers in the third quarter of 2016, which generates higher gross margins, partially offset by a decrease in Cardpool's gross margin.
General and Administrative
General and administrative expenses for the first quarter of 2016 increased primarily due to a $3.2 million increase in personnel costs, including employee compensation, benefits and travel related costs, and $2.4 million increase in other net costs. The increase in personnel costs includes an increase of $1.4 million for stock-based compensation expense, and the increase in other costs includes a $1.0 million increase in rent expense, reflecting our new lease agreement for our corporate offices and our acquisition of Achievers.

Transition and acquisition
Transition and acquisition expense increased for the first quarter of 2016 due to our acquisitions of GiftCards and NimbleCommerce in the first quarter of 2016 and our acquisition of Extrameasures early in the second quarter of 2016.
Amortization of Acquisition Intangibles
Amortization expense increased due to continued acquisition activity, including Achievers in the third quarter of 2015 and GiftCards in the first quarter of 2016.
Change in Fair Value of Contingent Consideration
The decrease in the estimated fair value of contingent consideration for the first quarter of 2015 relates to our CardLab contingent consideration liability, reflecting the projected failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period.
Other Income (Expense) and Income Tax Expense (Benefit)
The following tables set forth our consolidated other income (expense), and income tax expense (benefit) and effective tax rates for 12-week and 12-week periods ended March 26, 2016 and March 28, 2015

	12 weeks ended
	March 26, 2016	March 28, 2015	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$412	$(801)	$1,213	(151.4)%
Interest expense	(4,066)	(2,757)	(1,309)	47.5%
Total other income (expense)	$(3,654)	$(3,558)	$(96)	2.7%
INCOME TAX EXPENSE (BENEFIT)	$(3,237)	$2,620	$(5,857)	(223.5)%
EFFECTIVE TAX RATE	48.3%	35.6%	12.7%
Other Income (Expense)
Interest income and other income (expense), net increased for the first quarter of 2016 primarily due to foreign exchange gains on intercompany transaction in 2016, as compared to losses in 2015.
Interest expense increased due to higher amounts of outstanding debt in 2016 resulting from increases in our term loan and higher use of our revolving line of credit.
Income Tax Expense (Benefit)
Our effective rates were 48.3% and 35.6% for the first quarter of 2016 and 2015, respectively. The effective rate for the 12 weeks ended March 26, 2016 is reflective of pre-tax loss compared to pre-tax income in the 12 weeks ended March 28, 2015. The effective rate for the 12 weeks ended March 26, 2016 was higher due to excess tax benefits for employee stock based compensation (which resulted in an increase to the effective tax rate due to a loss for the quarter).

Adjusted Effective Income Tax Rate
Our Adjusted net income adjusts Net income for certain noncash items, including certain amounts that are nontaxable or nondeductible for income tax purposes, including i) the change in the fair value of contingent consideration, ii) certain amounts of distribution partner mark-to-market expense and iii) certain amounts of stock-based compensation for certain executives that are subject to IRS limitations as a result of our Offering. These noncash items also include the amortization of intangible assets from business combinations which have no cash tax impact from the offsetting amortization of deferred tax liabilities but may impact our effective tax rate due to jurisdictional mix. Additionally, changes in tax laws may significantly adjust the value of our deferred tax assets that we recognized for our step-up in basis, and we recognize such adjustments in the quarter the tax law changes, even though the impact on our cash flows is amortized over 15 years. As such, we have presented in the table below reconciliations from our effective income tax rate to our Adjusted effective income tax rate used in the determination of our Adjusted net income for the 12 weeks ended March 26, 2016 and March 28, 2015, which we believe provides a clearer understanding of our operational performance by removing the impact of such nontaxable items, nondeductible items, other noncash items and changes in the value of our deferred tax assets for step-up in basis that we do not consider indicative of our core operating performance within the period presented. We view our Adjusted effective income tax rate based on Adjusted tax expense before cash tax benefits since these cash tax benefits are not indicative of our underlying effective tax rate. Please see “—Liquidity and Capital Resources—Cash Flows from Operating Activities”.

	12 weeks ended
	March 26, 2016	March 28, 2015
	(in thousands, except percentages)
Income (loss) before income tax expense	$(6,698)	$7,357
Income tax expense (benefit)	$(3,237)	$2,620
Effective income tax rate	48.3%	35.6%
Adjusted income before income tax expense	$15,435	$15,206
Adjusted income tax expense before realization of cash tax benefits	$5,507	$5,541
Adjusted effective income tax rate	35.7%	36.4%
Our Adjusted effective income tax rates were 35.7% and 36.4% for the first quarter of 2016 and 2015, respectively. Our Adjusted effective income tax rate for the first quarter of 2016 was lower due to reduction in state rates from changes in certain state tax apportionment laws due to legislation changes as well as benefit for research and development credits, which were not enacted for 2015 as of the first quarter of 2015.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 12 weeks ended March 26, 2016 and March 28, 2015.

	12 weeks ended
	March 26, 2016	March 28, 2015
	(in thousands)
Net cash used in operating activities	$(747,685)	$(672,731)
Net cash used in investing activities	(122,274)	(12,032)
Net cash provided by (used in) financing activities	166,888	(2,170)
Effect of exchange rate changes on cash and cash equivalents	1,445	(5,266)
Net decrease in cash and cash equivalents	$(701,626)	$(692,199)
Cash Flows from Operating Activities
Our use of cash during both 12 weeks ended March 26, 2016 and March 28, 2015 primarily reflects the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits which are significantly impacted by the portion of gift card sales that occur in late December. Excluding the impact of these settlement related items, net cash used by operating activities decreased by $10.3 million to a use of cash of $1.7 million for the 12 weeks ended March 26, 2016 from a use of cash of $12.0 million for the 12 weeks ended March 28, 2015. This cash benefit reflects a decrease of $10.4 million in our income tax payments to $1.3 million for the 12 weeks ended March 26, 2016 from $11.8 million for the 12 weeks ended March 28, 2015, primarily due to our use of net operating loss carryforwards. This increase was partially offset by a 4.6%, or $1.5 million, decrease in pre-tax income, adjusted for noncash reconciling items (excluding deferred income taxes), to $29.9 million from $31.4 million, reflecting higher growth in our operating expenses relative to our 14.6% increase in operating revenues. Use of cash for non-settlement related operating assets and liabilities totaled $30.5 million and $31.5 million, for the 12 weeks ended March 26, 2016 and March 28, 2015, respectively. The use of cash for the 12 weeks ended March 26, 2016 includes payments of $9.1 million for acquisition-related liabilities that we assumed in conjunction with our acquisitions of GiftCards and NimbleCommerce that we paid upon closing.
Cash Flows from Investing Activities
The net cash used in investing activities for 12 weeks ended March 26, 2016 totaled $122.3 million, which included $113.1 million for our acquisitions of GiftCards and NimbleCommerce and $9.2 million for expenditures for property, equipment and technology. The net cash used in investing activities for the 12 weeks ended March 28, 2015 included primarily expenditures for property, equipment and technology of $13.8 million.
Cash Flows from Financing Activities
In the first quarter of 2016, we exercised our option to draw down an additional $100 million under our term loan. This additional loan is due in the first quarter of 2017. We used the proceeds to finance our acquisition of GiftCards and NimbleCommerce.
The net cash provided by financing activities for the 12 weeks ended March 26, 2016 totaled $166.9 million, primary driven by the $100 million draw down on our term loan and net increase of $114.7 million in our bank line of credit. These were offset by repayments of $37.5 million and $9.0 million for term loan and debt assumed in our acquisitions of GiftCards and NimbleCommerce. The use of cash from financing activities for the 12 weeks ended March 28, 2015 reflects our repayment of our term loan of $11.3 million, partially offset by a net increase of $10.0 million in our bank line of credit.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 2, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 26, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 26, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. We believe that the suit is without merit, and we are vigorously defending ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint.  On July 7, 2015, we filed a motion to dismiss the case in its entirety. On February 26, 2016, the Court granted the motion to dismiss in part, dismissing two claims of the amended complaint. On March 25, 2016, we filed our answer denying the remaining claims and a counterclaim for attorneys’ fees pursuant to the merger agreement contemplating the acquisition of CardLab, Inc. between the parties. The plaintiff has filed a declaratory judgment action to dismiss the counterclaim.
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to indirect or other value added taxes typically on commissions or fees received from non-residents content providers.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal period during the 12 weeks period ended March 26, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2016 to January 30, 2016	491	$40.16	—	$—
January 31, 2016 to February 27, 2016	304	$36.93	—	$—
February 28, 2016 to March 26, 2016	1,469	$34.11	—	$—
Total	2,264	$35.80	—	$—
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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: May 4, 2016

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and, 18 U.S.C. Section §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

______________________

*
The certification attached as Exhibit 32.1 to this report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this report), irrespective of any general incorporation language contained in such filing.