Form 10-Q
period 2016-06-18
BLACKHAWK NETWORK HOLDINGS, INC
filed 2016-07-28
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 18, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 20, 2016, there were 56,319,000 shares of the Registrant’s common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 18, 2016	January 2, 2016	June 20, 2015
ASSETS
Current assets:
Cash and cash equivalents	$263,988	$914,576	$276,733
Restricted cash	2,500	3,189	3,189
Settlement receivables, net	340,925	626,077	311,250
Accounts receivable, net	226,929	241,729	178,305
Other current assets	103,061	103,319	93,553
Total current assets	937,403	1,888,890	863,030
Property, equipment and technology, net	165,246	159,357	134,792
Intangible assets, net	302,435	240,898	159,443
Goodwill	511,808	402,489	330,493
Deferred income taxes	349,286	339,558	363,662
Other assets	67,597	81,764	80,557
TOTAL ASSETS	$2,333,775	$3,112,956	$1,931,977

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value) (Unaudited)
	June 18, 2016	January 2, 2016	June 20, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$607,463	$1,605,021	$556,502
Consumer and customer deposits	132,662	84,761	113,219
Accounts payable and accrued operating expenses	97,717	119,087	112,830
Deferred revenue	111,941	113,458	36,616
Note payable, current portion	156,091	37,296	37,393
Notes payable to Safeway	3,753	4,129	14,932
Bank line of credit	100,000	—	—
Other current liabilities	48,259	57,342	33,236
Total current liabilities	1,257,886	2,021,094	904,728
Deferred income taxes	20,168	18,652	7,630
Note payable	268,571	324,412	325,287
Other liabilities	24,196	14,700	4,047
Total liabilities	1,570,821	2,378,858	1,241,692
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 56,289, 55,794 and 54,582 shares outstanding, respectively	56	56	55
Additional paid-in capital	581,712	561,939	538,357
Accumulated other comprehensive loss	(32,065)	(40,195)	(24,795)
Retained earnings	208,895	207,973	169,985
Total Blackhawk Network Holdings, Inc. equity	758,598	729,773	683,602
Non-controlling interests	4,356	4,325	6,683
Total stockholders’ equity	762,954	734,098	690,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,333,775	$3,112,956	$1,931,977
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except for per share amounts)
(Unaudited)

	12 weeks ended		24 weeks ended
	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
OPERATING REVENUES:
Commissions and fees	$262,931	$257,445	$502,555	$477,847
Program and other fees	67,419	52,153	142,861	110,526
Marketing	20,696	28,070	34,155	42,801
Product sales	40,160	34,580	78,097	60,805
Total operating revenues	391,206	372,248	757,668	691,979
OPERATING EXPENSES:
Partner distribution expense	191,231	176,987	363,386	332,341
Processing and services	76,134	65,818	149,241	130,026
Sales and marketing	60,511	63,106	113,849	106,699
Costs of products sold	38,309	32,113	74,041	57,016
General and administrative	23,298	21,302	47,629	40,050
Transition and acquisition	641	641	1,586	816
Amortization of acquisition intangibles	15,259	5,503	25,157	11,477
Change in fair value of contingent consideration	800	(3,428)	800	(7,567)
Total operating expenses	406,183	362,042	775,689	670,858
OPERATING INCOME (LOSS)	(14,977)	10,206	(18,021)	21,121
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	486	284	898	(517)
Interest expense	(4,118)	(2,578)	(8,184)	(5,335)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(18,609)	7,912	(25,307)	15,269
INCOME TAX EXPENSE (BENEFIT)	(7,290)	5,105	(10,527)	7,725
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(11,319)	2,807	(14,780)	7,544
Loss (income) attributable to non-controlling interests, net of tax	(18)	97	(110)	66
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(11,337)	$2,904	$(14,890)	$7,610
EARNINGS (LOSS) PER SHARE:
Basic	$(0.20)	$0.05	$(0.27)	$0.14
Diluted	$(0.20)	$0.05	$(0.27)	$0.14
Weighted average shares outstanding—basic	56,134	54,042	55,944	53,682
Weighted average shares outstanding—diluted	56,134	55,896	55,944	55,689
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	12 weeks ended		24 weeks ended
	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$(11,319)	$2,807	$(14,780)	$7,544
Other comprehensive income (loss):
Currency translation adjustments	2,985	4,285	8,051	(5,282)
COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(8,334)	7,092	(6,729)	2,262
Comprehensive loss (income) attributable to non-controlling interests, net of tax	71	76	(31)	23
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(8,263)	$7,168	$(6,760)	$2,285
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	24 weeks ended
	June 18, 2016	June 20, 2015
OPERATING ACTIVITIES:
Net income (loss) before allocation to non-controlling interests	$(14,780)	$7,544
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	21,684	17,944
Amortization of intangibles	27,459	13,528
Amortization of deferred program and contract costs	12,544	13,150
Employee stock-based compensation expense	16,572	12,739
Change in fair value of contingent consideration	800	(7,567)
Deferred income taxes	—	13,371
Other	963	3,194
Changes in operating assets and liabilities:
Settlement receivables	293,441	209,373
Settlement payables	(1,005,723)	(822,327)
Accounts receivable, current and long-term	16,964	5,886
Other current assets	16,914	(9,895)
Other assets	(2,544)	(4,559)
Consumer and customer deposits	31,974	(20,554)
Accounts payable and accrued operating expenses	(33,574)	(2,218)
Deferred revenue	493	(11,498)
Other current and long-term liabilities	(21,742)	(1,173)
Income taxes, net	(4,722)	(12,181)
Net cash used in operating activities	(643,277)	(595,243)
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(20,281)	(25,622)
Business acquisitions, net of cash acquired	(144,477)	—
Change in restricted cash	689	1,811
Other	(2,500)	—
Net cash used in investing activities	(166,569)	(23,811)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	24 weeks ended
	June 18, 2016	June 20, 2015
FINANCING ACTIVITIES:
Payments for acquisition liability	—	(1,811)
Proceeds from issuance of note payable	100,000	—
Repayment of note payable	(37,500)	(11,250)
Borrowings under revolving bank line of credit	1,502,675	903,500
Repayments on revolving bank line of credit	(1,402,675)	(903,500)
Repayment on notes payable to Safeway	(376)	(4,517)
Repayment of debt assumed in business acquisitions	(8,964)	—
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	3,452	7,579
Other stock-based compensation related	(2,002)	(790)
Other	—	(199)
Net cash provided by (used in) financing activities	154,610	(10,988)
Effect of exchange rate changes on cash and cash equivalents	4,648	(4,840)
Decrease in cash and cash equivalents	(650,588)	(634,882)
Cash and cash equivalents—beginning of period	914,576	911,615
Cash and cash equivalents—end of period	$263,988	$276,733

NONCASH FINANCING AND INVESTING ACTIVITIES
Net deferred tax assets recognized for tax basis step-up with offset to Additional paid-in capital	$—	$366,306
Note payable to Safeway contributed to Additional paid-in capital	$—	$8,229
Financing of business acquisition with contingent consideration	$20,100	$—
Intangible assets recognized for warrants issued	$—	$3,147
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
Recently Issued or Adopted Accounting Pronouncements
In April and May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-10, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which provides additional guidance, narrow-scope improvements and practical expedients to the new revenue standard (Topic 606) that will be applicable for reporting periods beginning after December 15, 2017. Early adoption is not permitted. Management is evaluating the impact of this guidance on our financial statements.

In March 2016, the FASB issued ASU 2016-04 Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards, effective for fiscal years beginning after December 15, 2017. ASU 2016-04 defines liabilities related to the sale of certain prepaid stored-value cards as financial liabilities and provides guidance for the derecognition of liabilities and recognition of revenue related to the portion of the stored value that ultimately is not redeemed by customers (breakage). Early adoption is permitted and the standard shall be applied using either a modified retrospective basis or a retrospective basis. We early adopted ASU 2016-04 during our first quarter of 2016 on a modified retrospective basis because we believe that derecognition of these liabilities more accurately reflects the economics of such transactions. Accordingly, we recognized a cumulative adjustment benefit of $6.1 million, net of income taxes, to beginning Retained earnings as of January 3, 2016. We previously reported a benefit of $4.1 million in our beginning retained earnings for the period ending March 26 2016, and have corrected this amount as of January 3, 2016 in the accompanying condensed consolidated financial statements, as we identified an incorrect calculation in the previously reported amount.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We early adopted ASU 2016-09 during our first quarter of 2016 on a modified retrospective basis for the income statement impact of forfeitures and income taxes and have retrospectively applied ASU 2016-09 to our condensed consolidated statements of cash flows for the impact of excess tax benefits. Accordingly, we recognized a cumulative adjustment charge of $0.3 million for the adoption of the impact of forfeitures, net of income taxes, and a cumulative adjustment benefit of $10.1 million for the excess tax benefit for the exercise of warrants from prior fiscal years to beginning Retained earnings as of January 3, 2016.
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
Breakage Revenue
We refer to the portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem as breakage. Where we expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life, provided that a significant reversal of the amount of breakage revenue recognized is not probable and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. We estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions for each program. In card programs where we do not expect to be entitled to a breakage amount, we recognize breakage revenue when we consider redemption remote or we are legally defeased of the obligation, if applicable.
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
As a result of our retrospective adoption ASU 2015-17 in the fourth quarter of 2015 to classify all deferred income taxes as long-term assets or liabilities, we have retrospectively applied the guidance to our deferred income taxes as of June 20, 2015.

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
The purchase consideration totaled $103.9 million in cash which we funded using a combination of cash on hand and borrowings under our Credit Agreement. The following table presents our initial estimates of the purchase price allocation, and we may make adjustments to these amounts through the one year measurement period as we finalize information regarding our forecasts, valuation assumptions, income taxes and contingencies (in thousands):

Cash	$3,985
Consumer and customer deposits	(5,429)
Accounts payable and accrued operating expenses	(9,860)
Other tangible assets, net	873
Debt	(5,807)
Identifiable technology and intangible assets	49,530
Goodwill	70,656
Total purchase consideration	$103,948
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
The following table presents the components of the identifiable technology and intangible assets and the estimated useful lives (in thousands):

	Fair Value	Useful Life
Customer relationships	$19,770	10 years
Backlog	15,170	3 years
Domain name	11,000	10 years
Technology	3,590	5 years
Total identifiable technology and intangible assets	$49,530
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
Acquisition-related expenses totaled $0.4 million, which we report in Transition and acquisition expense.

Other 2016 Acquisitions
During the first quarter of 2016, we also acquired NimbleCommerce, a digital commerce platform and network for promotions. NimbleCommerce also allows merchants and brands to manage their own prepaid offer and gift card programs, or resell through a network of retailer and publisher branded sites. During the second quarter of 2016, we acquired substantially all of the net assets of Extrameasures, a prepaid consumer promotions and incentives company. Through its customized rebate programs, Extrameasures offers Visa prepaid cards and private label merchant-specific reward and gift cards with a proprietary platform to help businesses drive consumer acquisition, engagement and loyalty.
The purchase consideration for NimbleCommerce and Extrameasures totaled $78.3 million, consisting of $58.2 million in cash and $20.1 million in the estimated fair value of contingent consideration. Contingent consideration resulting from our acquisition of Extrameasures consists of three cash payments of up to $15 million each, based on the financial performance of Extrameasures for each of the three annual post-acquisition periods. Approximately 10% of the earnouts will be allocated to employees. Accordingly, we exclude such amounts from the estimated fair value of the contingent consideration and accrue estimated amounts due over the service period. We estimated the fair value of contingent consideration using the income approach at a discount rate of 17%.
The following table presents our initial estimates of the purchase price allocation, and we may make adjustments to these amounts through the one year measurement period as we finalize information regarding our forecasts, valuation assumptions, income taxes and contingencies (in thousands):

Cash	$14,191
Settlement receivables	4,884
Settlement payables	(3,272)
Consumer and customer deposits	(17,045)
Other tangible liabilities, net	(1,155)
Debt	(3,157)
Deferred income taxes	2,066
Identifiable technology and intangible assets	45,260
Goodwill	36,516
Total purchase consideration	$78,288
At closing, we repaid the assumed debt, which we present in financing activities in our condensed consolidated statements of cash flows, and paid $1.0 million of transaction expenses, which we present in operating activities in our condensed consolidated statements of cash flows.
Goodwill primarily represents the value of cash flows from future customers. We expect to deduct approximately $1.4 million of the total $10.4 million goodwill from our acquisition of NimbleCommerce for tax purposes and may currently deduct up to $6.1 million of the total $26.2 million goodwill from our acquisition of Extrameasures for tax purposes. We will be able to deduct additional goodwill based on the actual payments made under the contingent earnout.
The following table presents the components of the identifiable technology and intangible assets and the estimated useful lives (in thousands):

	Fair Value	Useful Life
Customer relationships	$38,960	10 years
Backlog	1,600	3 years
Technology	4,700	5 years
Total identifiable technology and intangible assets	$45,260
We valued customer relationships, backlog and certain technology using the income approach and certain technology using the cost approach. Significant assumptions include forecasts of revenues, costs of revenue, development costs and sales, general and administrative expenses and estimated attrition rates for business clients. We discounted the cash flows at various rates from 9.0% to 16.0%, reflecting the different risk profiles of the assets.
Acquisition-related expenses totaled $0.9 million, which we include in Transition and acquisition expense.

Pro Forma Financial Information
The following pro forma financial information summarizes the combined results of operations of us, GiftCards and Extrameasures as though we had been combined as of the beginning of fiscal 2015 (in thousands except per share amounts):

	12 weeks ended		24 weeks ended
	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
Total revenues	$392,317	$381,882	$762,976	$708,548
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	(8,002)	1,516	(11,459)	2,066
Pro forma EPS—Basic	$(0.14)	$0.03	$(0.21)	$0.04
Pro forma EPS—Diluted	$(0.14)	$0.03	$(0.21)	$0.04
The pro forma financial information includes adjustments to reclassify acquisition-related costs from 2016 to 2015, to amortize technology and intangible assets starting at the beginning of 2015, to reflect the impact on revenue resulting from the step-down in basis of consumer and customer deposits from its book value to its fair value as of the beginning of 2015 and to reflect incremental interest expense that we would have incurred under our Credit Agreement.
We have not presented separate results of operations since closing for GiftCards because its integration with our existing operations make it is impractical to do so and because the results of operations for Extrameasures and NimbleCommerce are immaterial, both individually and in the aggregate.
2015 Acquisitions
During the 24 weeks ended June 18, 2016, we recorded a measurement period adjustment for Achievers, which decreased deferred revenue by $3.6 million, intangible assets by $1.9 million, goodwill by $1.2 million and deferred income tax assets by $0.5 million. The measurement period for Achievers is now closed. The measurement period for our acquisition of Didix remains open with respect to income taxes.
3. Financing
On January 25, 2016, we exercised our option to draw down an incremental $100 million on our term loan.
4. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair values of these assets and liabilities as of June 18, 2016, January 2, 2016 and June 20, 2015 (in thousands):

	June 18, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$11,100	$—	$—	$11,100
Liabilities
Contingent consideration	$—	$—	$20,900	$20,900

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$370,070	$—	$—	$370,070
Liabilities
Contingent consideration	$—	$—	$—	$—

	June 20, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$46,100	$—	$—	$46,100
Liabilities
Contingent consideration	$—	$—	$—	$—
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper.
In the 24 weeks ended June 18, 2016, there were no transfers between Level 1 and Level 2.
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
Loan and line of credit payable—As of June 18, 2016, using Level 2 inputs, we estimate the fair value of our term loan and line of credit payable to be approximately $526.3 million.
The changes in fair value of contingent consideration for the 24 weeks ended June 18, 2016 and June 20, 2015 are as follows (in thousands):

	June 18, 2016	June 20, 2015
Contingent Consideration
Balance, beginning of period	$—	$7,567
Issuance of contingent consideration	20,100	—
Change in fair value of contingent consideration	800	(7,567)
Balance, end of period	$20,900	$—
We present the change in the fair value of contingent consideration in Change in fair value of contingent consideration and as a non-cash adjustment to net income in our condensed consolidated statements of cash flows. The decrease in fair value of contingent consideration related to our acquisition of CardLab for the 24 weeks ended June 20, 2015 resulted from the projected failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period. Such measurement period concluded during the 24 weeks ended June 18, 2016 with no amounts due. The issuance and increase in fair value of contingent consideration during the 24 weeks ended June 18, 2016 related to our acquisition of Extrameasures (see Note 2—Business Acquisitions). The increase in fair value reflects the passage of time. As of June 18, 2016, we estimated the fair value of the remaining contingent consideration based on our estimates of the amounts payable for and probability of achieving the relevant targets and a discount rate of 17%. A significant increase (decrease) in our estimates of the amounts payable for and probability of achieving the relevant targets or a significant decrease (increase) in the discount rate could materially increase (decrease) the estimated fair value of contingent consideration.

5. Consolidated Financial Statement Details
The following tables represent the components of Other current assets, Other assets, Other current liabilities and Other liabilities as of June 18, 2016, January 2, 2016 and June 20, 2015 consisted of the following (in thousands):

	June 18, 2016	January 2, 2016	June 20, 2015
Other current assets:
Inventory	$34,154	$36,528	$43,192
Deferred expenses	12,656	18,182	11,274
Income tax receivables	25,639	14,831	18,997
Other	30,612	33,778	20,090
Total other current assets	$103,061	$103,319	$93,553
Other assets:
Deferred program and contract costs	$43,527	$50,717	$53,632
Other receivables	2,810	2,281	5,826
Income taxes receivable	—	6,155	6,368
Deferred financing costs	1,675	2,100	2,326
Other	19,585	20,511	12,405
Total other assets	$67,597	$81,764	$80,557
Other current liabilities:
Payroll and related liabilities	$24,336	$34,530	$19,184
Income taxes payable	2,333	3,216	3,768
Acquisition liability	10,850	—	—
Other payables and accrued liabilities	10,740	19,596	10,284
Total other current liabilities	$48,259	$57,342	$33,236
Other liabilities:
Acquisition liability	$10,050	$—	$—
Payable to content provider	—	—	825
Income taxes payable	6,186	4,249	1,431
Deferred income and other liabilities	7,960	10,451	1,791
Total other liabilities	$24,196	$14,700	$4,047

6. Goodwill

We have assigned goodwill to our US Retail, International Retail and Incentives & Rewards segments. To date, we have not recorded any impairment charges against or disposed of any reporting units with goodwill. During the first quarter of 2016, as a result of changes in reporting financial results to our Chief Operating Decision Maker, we concluded that we should split our historical e-Commerce operating segment, which we had reported in Incentives & Rewards reportable segment, into two operating segments: e-Commerce Retail, which we now report in US Retail reportable segment, and e-Commerce Incentives, which we continue to report in Incentives & Rewards reportable segment. Accordingly, we allocated the goodwill from the historical e-Commerce segment between these two segments based on their relative fair values. We allocated the goodwill from our acquisition of GiftCards between these two segments. A summary of changes in goodwill during the 24 weeks ended June 18, 2016 is as follows (in thousands):

	June 18, 2016
	US Retail	International Retail	Incentives & Rewards	Total
Balance, beginning of period	$42,729	$49,156	$310,604	$402,489
Re-allocation of e-Commerce goodwill	2,671	—	(2,671)	—
Acquisition of GiftCards	33,545	—	37,111	70,656
Acquisition of NimbleCommerce	10,365	—	—	10,365
Acquisition of Extrameasures	—	—	26,150	26,150
Measurement period adjustment	—	—	(1,234)	(1,234)
Foreign currency translation adjustments	—	1,890	1,492	3,382
Balance, end of period	$89,310	$51,046	$371,452	$511,808
7. Stock Based Compensation

During the 24 weeks ended June 18, 2016, our Board of Directors granted 1,043,177 restricted stock units, 172,300 performance stock units and 572,650 stock options at a weighted-average exercise price of $38.02 per share.
The following table presents total stock-based compensation expense according to the income statement line in our condensed consolidated statements of income (loss) for the 12 and 24 weeks ended June 18, 2016 and June 20, 2015 (in thousands):

	12 weeks ended		24 weeks ended
	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
Processing and services	$1,486	$1,486	$2,895	$2,836
Sales and marketing	3,027	2,286	5,841	3,485
Cost of products sold	42	17	58	12
General and administrative	4,017	3,961	7,778	6,406
Total stock-based compensation expense	$8,572	$7,750	$16,572	$12,739
8. Income Taxes
Our effective tax rates were 39.2% and 64.5% for the 12 weeks ended June 18, 2016 and June 20, 2015, respectively, and 41.6% and 50.6% for the 24 weeks ended June 18, 2016 and June 20, 2015, respectively. The effective rate for the 12 weeks and 24 weeks ended June 18, 2016 is reflective of a pre-tax loss compared to pre-tax income in the 12 weeks and 24 weeks ended June 20, 2015. The effective rate for the 12 weeks and 24 weeks ended June 18, 2016 was higher than expected statutory tax rates due to excess tax benefits for employee stock based compensation, resulting in an increase to the effective tax rate due to pre-tax loss. The effective rate for the 12 weeks and 24 weeks ended June 20, 2015 was higher than expected statutory tax rates due to a net reduction in the value of our deferred tax assets from changes in certain state tax apportionment laws (which result in a lower blended rate applicable to the deferred tax assets).

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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. We believe that the suit is without merit, and are vigorously defending ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint. On July 7, 2015, we filed a motion to dismiss the case in its entirety. On February 26, 2016, the Court granted the motion to dismiss in part, dismissing two claims of the amended complaint. On March 25, 2016 we filed our answer denying the remaining claims and a counterclaim for attorneys’ fees pursuant to the merger agreement between the parties. On June 22, 2016, the plaintiff filed a motion to dismiss our counterclaim for indemnification. On July 22, 2016, we filed an amended counterclaim in response. We believe the likelihood of loss is remote.
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to indirect taxes typically on commissions or fees we receive from non-resident content providers. As a result of an indemnification that we received, our exposure has decreased from $12 million as reported in our Annual Report to approximately $5 million, primarily in a single jurisdiction. In that jurisdiction, we have lost an appeal over a dispute related to a specific period. Even if we were to be assessed for other periods, which we currently estimate could be up to approximately $5 million, we believe it is more likely than not that we will prevail upon appeal.
10. Segment Reporting
Our three reportable segments are US Retail, International Retail and Incentives & Rewards. During the first quarter of 2016, as a result of changes in reporting financial results to our Chief Operating Decision Maker (CODM), we concluded that we should split our historical e-Commerce segment, which we had reported in Incentives & Rewards, into two segments: e-Commerce Retail, which we report in US Retail, and e-Commerce Incentives, which we report in Incentives & Rewards. We have not retroactively adjusted 2015 segment information as the results of the e-Commerce Retail segment were immaterial.
We do not assess performance based on assets and do not provide information on the assets of our reportable segments to our CODM. The key metrics used by our CODM to assess segment performance include Operating revenues, Operating revenues, net of Partner distribution expense and segment profit.

We exclude from the determination of segment profit and report in Corporate and Unallocated: i) certain US operations, account management and marketing personnel who primarily support our US Retail segment (as these costs are not included in segment profit reviewed by the CODM), ii) the substantial majority of our technology personnel and related depreciation and amortization of technology and related hardware which support our US Retail and International Retail segments, iii) US accounting, finance, legal, human resources and other administrative functions which may support all segments and iv) noncash charges including amortization of acquisition intangibles, stock-based compensation and change in fair value of contingent consideration, as we do not include these costs in segment profit reviewed by our CODM. Segment profit for our International Retail segment includes all sales and marketing personnel and the substantial majority of operations, legal, accounting, finance and other administrative personnel in such international regions, and segment profit for our Incentives & Rewards segment includes all sales, marketing, technology, operations, legal, certain accounting, finance and other administrative personnel supporting that segment, as well as substantially all depreciation and amortization specifically related to that segment.
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

	12 weeks ended
	June 18, 2016
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$239,007	$90,327	$61,872	$—	$391,206
Partner distribution expense	120,998	65,183	5,050	—	191,231
Operating revenues, net of Partner distribution expense	118,009	25,144	56,822	—	199,975
Other operating expenses	77,571	22,298	53,469	61,614	214,952
Segment profit (loss) / Operating loss	$40,438	$2,846	$3,353	$(61,614)	(14,977)
Other income (expense)					(3,632)
Loss before income tax expense					$(18,609)
Non-cash charges	$1,846	$1,662	$7,360

	12 weeks ended
	June 20, 2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$245,134	$88,155	$38,959	$—	$372,248
Partner distribution expense	117,554	55,997	3,436	—	176,987
Operating revenues, net of Partner distribution expense	127,580	32,158	35,523	—	195,261
Other operating expenses	77,487	31,187	32,390	43,991	185,055
Segment profit (loss) / Operating income	$50,093	$971	$3,133	$(43,991)	10,206
Other income (expense)					(2,294)
Income before income tax expense					$7,912
Non-cash charges	$1,244	$222	$2,850

	24 weeks ended
	June 18, 2016
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$455,278	$179,242	$123,148	$—	$757,668
Partner distribution expense	226,682	128,862	7,842	—	363,386
Operating revenues, net of Partner distribution expense	228,596	50,380	115,306	—	394,282
Other operating expenses	144,192	43,976	104,017	120,118	412,303
Segment profit (loss) / Operating loss	$84,404	$6,404	$11,289	$(120,118)	(18,021)
Other income (expense)					(7,286)
Loss before income tax expense					$(25,307)
Non-cash charges	$3,406	$2,669	$13,370

	24 weeks ended
	June 20, 2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$445,043	$167,578	$79,358	$—	$691,979
Partner distribution expense	211,738	112,606	7,997	—	332,341
Operating revenues, net of Partner distribution expense	233,305	54,972	71,361	—	359,638
Other operating expenses	139,979	50,914	63,788	83,836	338,517
Segment profit (loss) / Operating income	$93,326	$4,058	$7,573	$(83,836)	21,121
Other income (expense)					(5,852)
Income before income tax expense					$15,269
Non-cash charges	$2,471	$429	$5,255

11. Earnings Per Share
The following table provides reconciliations of net income and shares used in calculating basic EPS to those used in calculating diluted EPS (in thousands, except per share amounts):

	12 weeks ended
	June 18, 2016		June 20, 2015
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(11,337)	$(11,337)	$2,904	$2,904
Distributed and undistributed earnings allocated to participating securities	—	—	(6)	(6)
Net income (loss) attributable to common stockholders	$(11,337)	$(11,337)	$2,898	$2,898
Weighted-average common shares outstanding	56,134	56,134	54,042	54,042
Common share equivalents		—		1,854
Weighted-average shares outstanding		56,134		55,896
Earnings (loss) per share	$(0.20)	$(0.20)	$0.05	$0.05

	24 weeks ended
	June 18, 2016		June 20, 2015
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(14,890)	$(14,890)	$7,610	$7,610
Distributed and undistributed earnings allocated to participating securities	(15)	(15)	(57)	(56)
Net income (loss) attributable to common stockholders	$(14,905)	$(14,905)	$7,553	$7,554
Weighted-average common shares outstanding	55,944	55,944	53,682	53,682
Common share equivalents		—		2,007
Weighted-average shares outstanding		55,944		55,689
Earnings (loss) per share	$(0.27)	$(0.27)	$0.14	$0.14
The weighted-average common shares outstanding for diluted EPS for the 12 and 24 weeks ended June 18, 2016 excluded approximately 3,351,000 and 3,850,000, respectively, potential common shares outstanding due to the net loss attributable to common shareholders. Also excluded were approximately 2,343,000 and 647,000 potential common stock outstanding for the 12 weeks ended June 18, 2016 and June 20, 2015, respectively, and 1,557,000 and 884,000 for the 24 weeks ended June 18, 2016 and June 20, 2015, respectively, because the effect would have reduced weighted-average shares outstanding. Potential common stock outstanding results in fewer common share equivalents as a result of the treasury stock method.

12. Subsequent Events
Credit Agreement
On July 27, 2016, in conjunction with the issuance of the Convertible Senior Notes, as described below, we entered into an amendment and restatement to our Credit Agreement (the Amendment). We repaid all amounts outstanding under our revolving line of credit and $276 million of the $426 million outstanding under our term loan such that we had $150 million outstanding, and we have the option to increase the term loan by $150 million to $300 million available under the Amendment. The Amendment extended the term of the Credit Agreement to July 2021 and made certain modifications to the financial and other covenants to add operating flexibility, including modification of the current leverage covenant and removal of the net worth covenant and dollar limitation on acquisitions. Our $400 million revolving credit facility and subfacility for letters of credit remain at the same levels with the term extended to July 2021.
Convertible Senior Notes
On July 27, 2016, we issued $500 million aggregate principal amount of 1.50% Convertible Senior Notes due in January 2022 (the Notes), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the Securities Act). The Notes have not been registered under the Securities Act, or applicable state securities laws or blue sky laws, and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or available exemptions from the registration requirements.

The Notes are senior unsecured obligations and rank equally in right of payment with all of our future senior unsecured indebtedness and are junior to our existing and future secured indebtedness. The Notes pay interest in cash semi-annually (January and July) at a rate of 1.50% per annum.
On or after September 15, 2021, until the second scheduled trading day immediately preceding the maturity date, the Notes may be converted at the option of the holders. Holders may convert the Notes at their option prior to September 15, 2021 only under the following circumstances:
1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
2) during the five business day period after any five consecutive trading day period (the measurement period) in which the “trading price” per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or
3) upon the occurrence of specified corporate events, including if there is a fundamental change.
Upon conversion, we will pay or deliver cash, shares of our own common stock or a combination, at our election.
The conversion rate is initially 20.0673 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $49.83 per share of common stock), subject to certain adjustments.
We may not redeem the Notes prior to the maturity date. At an event of default, holders may, upon satisfaction of certain conditions, accelerate the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, a holder may require us to repurchase for cash all or any portion of its Notes at a price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.
We will separately account for the liability and equity components of the Notes. We will value the initial debt component of the Notes based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance, with the equity component representing the residual amount of the proceeds which we will record as a debt discount. We will allocate the issuance costs pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note Hedges and Warrants transactions described below. We will amortize the issuance costs allocated to the liability component as additional interest expense over the term of the Notes using the effective interest method.
Convertible Note Hedges and Warrants
Concurrent with the pricing of the Notes, we purchased call options for our own common stock to hedge the Notes (the Note Hedges) and sold call options for our own common stock (the Warrants). We structured the Note Hedges to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the Warrants.
The Note Hedges—On July 21 and 22, 2016, we purchased Note Hedges from certain counterparties for an aggregate price of approximately $75.8 million. The Note Hedges are exercisable upon conversion of the Notes for cash, a number of shares of our common stock or a combination of cash and shares of our common stock generally based on the amount by which the market price per share of our common stock, as measured under the terms of the Note Hedges during the relevant valuation period, is greater than the strike price of the Note Hedges. The strike price of the Note Hedges initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, subject to certain exceptions. Under the terms of the Note Hedges, we will receive cash, shares or a combination of cash and shares that offsets share dilution caused by conversion of the Notes.
Warrants—On July 21 and 22, 2016, we sold call options to the same counterparties for approximately $47.0 million, which give the counterparties the right to buy from us up to approximately 10.0 million shares of our common stock, subject to adjustments, at an exercise price of $61.20 per share, subject to adjustments, over a series of days commencing on April 18, 2022 and ending August 9, 2022. Upon each exercise of the Warrants, we will be obligated to deliver shares of our common stock having a value equal to the difference between the market price on the exercise date and the strike price of the Warrants.
We will classify the Note Hedges and Warrants above in stockholders’ equity on our consolidated balance sheets.

Maturities of Long-Term Debt
As a result of the Amendment and the Notes, the following table presents the amounts due by year of maturity for our term loan and the Notes (in thousands):

As of July 27, 2016
2017	$10,000
2018	7,500
2019	7,500
2020	15,000
2021	110,000
2022	500,000
Total long-term debt	$650,000
Share Repurchase
In conjunction with the issuance of the Notes, on July 27, 2016, we repurchased approximately 1.0 million shares of our common stock for $34.8 million.

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
Special Note regarding Forward Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by words or phrases such as “guidance,” “believes,” “expects,” “intends,” “can,” “could,” “may,” “anticipates,” “estimates,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would” “continuing,” “ongoing,” and similar words or phrases and the negative of such words and phrases. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which are, in many instances, beyond our control, and which could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements. Such risks and uncertainties include the following:
•our ability to grow adjusted operating revenues and adjusted net income as anticipated,
•our ability to grow at historic rates or at all,
•the consequences should we lose one or more of our top distribution partners or fail to attract new distribution partners to our network or if the financial performance of our distribution partners’ businesses decline,
•our reliance on our content providers, the demand for their products and our exclusivity arrangements with them,
•our reliance on relationships with card issuing banks,
•the consequences to our future growth if our distribution partners fail to actively and effectively promote our products and services,
•the ability of our distribution partners to implement EMV compliance within their expected timeline and lift the measures they may have taken prior to such compliance to limit or control their exposure to liability for fraud losses,
• changes in consumer behavior away from our distribution partners and our products resulting from limits or controls implemented by our distribution partners during our distribution partners’ transition to EMV compliance,
•our ability to successfully integrate our acquisitions,
•our ability to generate adequate taxable income to enable us to fully utilize the cash tax benefits referred to in this Quarterly Report,
•changes in applicable tax law that preclude us from fully utilizing the cash tax benefits referred to in this Quarterly Report,
•the requirement that we comply with applicable laws and regulations, including increasingly stringent money-laundering rules and regulations, and
• other risks and uncertainties described in our reports and filings with the Securities and Exchange Commission, including the risks and uncertainties set forth in Item 1A under the heading Risk Factors in our Annual Report, this Quarterly Report and other subsequent periodic reports we file with the Securities and Exchange Commission.
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

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance, a reconciliation of Commissions and fees and Program and other fees to Prepaid and processing revenues and a reconciliation of Total operating revenues to Adjusted operating revenues for the 12 and 24 weeks ended June 18, 2016 and June 20, 2015:

	12 weeks ended		24 weeks ended
	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
	(in thousands, except percentages and per share amounts)
Transaction dollar volume	$3,385,630	$3,381,991	$6,558,531	$6,492,524
Prepaid and processing revenues	$330,350	$309,598	$645,416	$588,373
Prepaid and processing revenues as a % of transaction dollar volume	9.8%	9.2%	9.8%	9.1%
Partner distribution expense as a % of prepaid and processing revenues	57.9%	57.2%	56.3%	56.5%
Adjusted operating revenues (1)	$183,718	$167,191	$368,336	$316,837
Prepaid and processing revenues:
Commissions and fees	$262,931	$257,445	$502,555	$477,847
Program and other fees	67,419	52,153	142,861	110,526
Prepaid and processing revenues	$330,350	$309,598	$645,416	$588,373
Adjusted operating revenues:
Total operating revenues	$391,206	$372,248	$757,668	$691,979
Revenue adjustment from purchase accounting (2)	4,439	—	8,209	—
Marketing revenue	(20,696)	(28,070)	(34,155)	(42,801)
Partner distribution expense	(191,231)	(176,987)	(363,386)	(332,341)
Adjusted operating revenues	$183,718	$167,191	$368,336	$316,837
______________________

(1)
Our Adjusted operating revenues is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. This measure, however, should be considered in addition to, and not as a substitute for or superior to, operating revenues, operating income, operating margin, cash flows, or other measures of the financial performance prepared in accordance with GAAP.

(2)	Impact on revenues recognized resulting from the step down in basis of deferred revenue from its carrying value to fair value in a business combination at the acquisition date.
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
Prepaid and Processing Revenues as a Percentage of Transaction Dollar Volume—Represents the total amount of Commissions and fees and Program and other fees recognized during the period as a percentage of Transaction dollar volume for the same period. Our prepaid product revenues vary among our various product offerings: closed loop gift and prepaid telecom cards generate the highest rates due to the content provider commissions; open loop gift cards and incentive and reward products and services also generate high rates due to program management fees, interchange and other fees included in Program and other fees in addition to the consumer and client purchase fees included in Commissions and fees; financial services products generate the lowest rates due to higher average transaction values; for Achievers, the gross billings are recorded as deferred revenue and recognized as the products are delivered or services are rendered, and we only include the portion of revenue related to software in Program and other fees in this metric, as we present revenue from the redemption of employee rewards in Product sales. This metric helps us understand and manage overall margins from our product offerings.

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
Adjusted Operating Revenues—We regard Adjusted operating revenues as a useful measure of operational and financial performance of the business. Adjusted operating revenues are prepared and presented to offset the distribution commissions paid and other compensation to our distribution partners and business clients, to remove marketing revenues which have offsetting marketing expenses included in Sales and marketing expense and to remove the impact that the step down in basis of deferred revenue from its book value to its fair value in purchase accounting. Our Adjusted operating revenues may not be comparable to similarly titled measures of other organizations because other organizations may not calculate these measures in the same manner as we do. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.
We believe Adjusted operating revenues is useful to evaluate our operating performance for the following reasons:

•	adjusting our operating revenues for distribution commissions paid and other compensation to our retail distribution partners and business clients is useful to understanding our operating margin;

•	adjusting our operating revenues for marketing revenue, which has offsetting marketing expense, is useful for understanding our operating margin;

•
in a business combination, a company records an adjustment to reduce the carrying value of deferred revenue to its fair value and reduces the company’s revenues from what it would have recorded otherwise, and as such we do not believe is indicative of our core operating performance.

Results of Operations
Comparison of the 12 and 24 Weeks Ended June 18, 2016 and June 20, 2015.
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week and 24-week periods ended June 18, 2016 and June 20, 2015 (the 12 weeks ended June 18, 2016 is referred to as the second quarter of 2016, the 24 weeks ended June 18, 2016 is referred to as the first 24 weeks of 2016 , the 12 weeks ended June 20, 2015 is referred to as the second quarter of 2015, and the 24 weeks ended June 20, 2015 is referred to as the first 24 weeks of 2015 ).
The following tables set forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income (loss) for the 12-week and 24-week period ended June 18, 2016 and June 20, 2015.

	12 Weeks Ended June 18, 2016	% of Total Operating Revenues	12 Weeks Ended June 20, 2015	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$262,931	67.2%	$257,445	69.2%
Program and other fees	67,419	17.2%	52,153	14.0%
Marketing	20,696	5.3%	28,070	7.5%
Product sales	40,160	10.3%	34,580	9.3%
Total operating revenues	391,206	100.0%	372,248	100.0%
OPERATING EXPENSES:
Partner distribution expense	191,231	48.8%	176,987	47.5%
Processing and services	76,134	19.5%	65,818	17.7%
Sales and marketing	60,511	15.5%	63,106	17.0%
Costs of products sold	38,309	9.8%	32,113	8.6%
General and administrative	23,298	6.0%	21,302	5.7%
Transition and acquisition	641	0.2%	641	0.2%
Amortization of acquisition intangibles	15,259	3.9%	5,503	1.5%
Change in fair value of contingent consideration	800	0.2%	(3,428)	(0.9)%
Total operating expenses	406,183	103.9%	362,042	97.3%
OPERATING INCOME (LOSS)	(14,977)	(3.8)%	10,206	2.7%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	486	0.1%	284	0.1%
Interest expense	(4,118)	(1.1)%	(2,578)	(0.7)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(18,609)	(4.8)%	7,912	2.1%
INCOME TAX EXPENSE (BENEFIT)	(7,290)	(1.9)%	5,105	1.4%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(11,319)	(2.9)%	2,807	0.8%
Loss (income) attributable to non-controlling interests, net of tax	(18)	—%	97	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(11,337)	(2.9)%	$2,904	0.8%

	24 Weeks Ended June 18, 2016	% of Total Operating Revenues	24 Weeks Ended June 20, 2015	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$502,555	66.3%	$477,847	69.1%
Program and other fees	142,861	18.9%	110,526	15.9%
Marketing	34,155	4.5%	42,801	6.2%
Product sales	78,097	10.3%	60,805	8.8%
Total operating revenues	757,668	100.0%	691,979	100.0%
OPERATING EXPENSES:
Partner distribution expense	363,386	47.9%	332,341	48.0%
Processing and services	149,241	19.7%	130,026	18.8%
Sales and marketing	113,849	15.0%	106,699	15.4%
Costs of products sold	74,041	9.8%	57,016	8.2%
General and administrative	47,629	6.3%	40,050	5.8%
Transition and acquisition	1,586	0.2%	816	0.1%
Amortization of acquisition intangibles	25,157	3.3%	11,477	1.7%
Change in fair value of contingent consideration	800	0.1%	(7,567)	(1.1)%
Total operating expenses	775,689	102.3%	670,858	96.9%
OPERATING INCOME (LOSS)	(18,021)	(2.4)%	21,121	3.1%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	898	0.1%	(517)	(0.1)%
Interest expense	(8,184)	(1.1)%	(5,335)	(0.8)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(25,307)	(3.3)%	15,269	2.2%
INCOME TAX EXPENSE (BENEFIT)	(10,527)	(1.4)%	7,725	1.1%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(14,780)	(2.0)%	7,544	1.1%
Loss (income) attributable to non-controlling interests, net of tax	(110)	—%	66	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(14,890)	(2.0)%	$7,610	1.1%
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

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following tables set forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 12-week and 24-week periods ended June 18, 2016 and June 20, 2015.

	12 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$262,931	$257,445	$5,486	2.1%
Program and other fees	67,419	52,153	15,266	29.3%
Marketing	20,696	28,070	(7,374)	(26.3)%
Product sales	40,160	34,580	5,580	16.1%
Total operating revenues	$391,206	$372,248	$18,958	5.1%
Partner distribution expense	191,231	176,987	14,244	8.0%
Operating revenues, net of Partner distribution expense	$199,975	$195,261	$4,714	2.4%

	24 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$502,555	$477,847	$24,708	5.2%
Program and other fees	142,861	110,526	32,335	29.3%
Marketing	34,155	42,801	(8,646)	(20.2)%
Product sales	78,097	60,805	17,292	28.4%
Total operating revenues	$757,668	$691,979	$65,689	9.5%
Partner distribution expense	363,386	332,341	31,045	9.3%
Operating revenues, net of Partner distribution expense	$394,282	$359,638	$34,644	9.6%
US Retail Segment
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our US Retail segment for the 12-week and 24-week periods ended June 18, 2016 and June 20, 2015.

	12 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$239,007	$245,134	$(6,127)	(2.5)%
Partner distribution expense	120,998	117,554	3,444	2.9%
Operating revenues, net of Partner distribution expense	$118,009	$127,580	$(9,571)	(7.5)%
Transaction dollar volume	$2,121,454	$2,306,245	$(184,791)	(8.0)%
Prepaid and processing revenues as a percentage of transaction dollar volume	9.2%	8.7%	0.5%	5.7%
Partner distribution expense as a percentage of prepaid and processing revenues	61.9%	58.6%	3.3%	5.6%

	24 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$455,278	$445,043	$10,235	2.3%
Partner distribution expense	226,682	211,738	14,944	7.1%
Operating revenues, net of Partner distribution expense	$228,596	$233,305	$(4,709)	(2.0)%
Transaction dollar volume	$4,059,865	$4,269,865	$(210,000)	(4.9)%
Prepaid and processing revenues as a percentage of transaction dollar volume	9.3%	8.6%	0.7%	8.1%
Partner distribution expense as a percentage of prepaid and processing revenues	60.1%	57.5%	2.6%	4.5%
Our Operating revenues, net of partner distribution expense decreased for the second quarter and first 24 weeks of 2016 due to a decrease in Transaction dollar volume and an increase Partner distribution expense as a percentage of prepaid and processing revenue, partially offset by an increase in our Prepaid and processing revenue as a percentage of transaction dollar volume:

•
Transaction dollar volume—On October 1, 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who do not accept EMV chip technology transactions. As a result, some of our non-EMV compliant retail distribution partners have taken restrictive measures around the sale of gift cards, in particular higher denomination open loop gift cards and some closed loop gift cards. These measures include establishing lower limits on credit card purchases of gift cards and removing higher denomination products from displays in impacted markets to mitigate their liability for fraudulent credit card activity in their stores, which decreased our transaction dollar volume. Although EMV implementation at these retail distribution partners is not under our control, based on our most current information provided by such non-EMV compliant retail distribution partners, we expect the negative impact of restricted sales of high-denomination open loop gift cards to continue through our third quarter while they become compliant over such periods. Additionally, we discontinued certain low-margin financial services programs, which also decreased transaction dollar volume. These decreases were partially offset by higher sales of other prepaid products through most of our retail distribution partner network due to increased per-store productivity as well as an increase in sales through our online distribution channels, partially as a result of our acquisition of GiftCards in the first quarter of 2016.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Increased for the second quarter and first 24 weeks of 2016 due to the discontinuation of certain low-margin financial services programs. Additionally, the prepaid and processing revenue rate for open loop gift increased due to i) a higher commissions and fees rate and ii) revenue for interchange and deferred revenue from sales in the first quarter of 2016 that we recognized in the second quarter that were proportionately higher. Both the higher rates and the higher interchange resulted from shift in mix from higher denomination cards to lower denomination cards as a result of the restrictions at non-EMV compliant distribution partners. The increase in the prepaid and processing revenue rate for open loop gift cards was partially offset by a lower program management fees rate that will continue to decrease as a result of a contract amendment with one of our issuing banks based on changing redemption patterns for open loop gift products. The prepaid and processing revenue rate for closed loop gift changed insignificantly for the second quarter and first 24 weeks of 2016. Our adoption of ASU 2016-04 in the first 24 weeks of 2016 also did not have a material impact on our prepaid and processing revenue rate for the second quarter and first 24 weeks of 2016 (see Note 1—Recently Issued or Adopted Accounting Pronouncements in the notes to our condensed consolidated financial statements).

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased for the second quarter and first 24 weeks of 2016 due to i) an increase in the proportion of sales through retail distribution partners with higher commission share rates and ii) a decrease in the proportion of open loop gift products sold as we share a smaller portion of our total revenues with our retail distribution partners for our program-managed Visa gift products. These increases were partially offset by an increase in sales through our online distribution channels since we do not incur such expense for sales through our proprietary websites.

Our Operating revenues and Operating revenues, net of Partner distribution expense were also impacted by increases of $1.6 million and $2.7 million in marketing revenue for the second quarter and first 24 weeks of 2016, respectively, and decreases of $3.5 million and $0.8 million in sales from Cardpool for the second quarter and first 24 weeks of 2016, respectively.

In the second quarter of 2016, we entered into an agreement with NetSpend, whose GPR card products we already distribute, to exit our U.S program-managed GPR business under the PayPower brand, to assign the PayPower programs with our issuing bank to NetSpend and to provide the fixture space previously provided to PayPower to NetSpend. As a result of these agreements, we recognized a $4 million gain as a reduction in General and administrative expense which was substantially offset by the write-off of certain GPR technology assets. Additionally, we have agreed to provide NetSpend with certain transition services worth approximately $6 million, which we will recognize as revenue or a reduction of expense over the service period during 2016. During the second quarter of 2016, we recognized $0.4 million in revenue and $0.8 million as a reduction in expense. We do not expect our exit from the program management of GPR cards to have a significant impact on our results of operations.
International Retail
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International Retail segment for the 12-week and 24-week periods ended June 18, 2016 and June 20, 2015.

	12 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$90,327	$88,155	$2,172	2.5%
Partner distribution expense	65,183	55,997	9,186	16.4%
Operating revenues, net of Partner distribution expense	$25,144	$32,158	$(7,014)	(21.8)%
Transaction dollar volume	$766,064	$660,084	$105,980	16.1%
Prepaid and processing revenues as a percentage of transaction dollar volume	10.8%	10.9%	(0.1)%	(0.9)%
Partner distribution expense as a percentage of prepaid and processing revenues	78.4%	77.9%	0.5%	0.6%

	24 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$179,242	$167,578	$11,664	7.0%
Partner distribution expense	128,862	112,606	16,256	14.4%
Operating revenues, net of Partner distribution expense	$50,380	$54,972	$(4,592)	(8.4)%
Transaction dollar volume	$1,498,730	$1,304,802	$193,928	14.9%
Prepaid and processing revenues as a percentage of transaction dollar volume	11.0%	11.0%	—%	—%
Partner distribution expense as a percentage of prepaid and processing revenues	78.3%	78.5%	(0.2)%	(0.3)%
Our Operating revenues, net of Partner distribution expense decreased due to decreases in pass-through marketing revenues (for which we have offsetting expense in Sales and marketing) of $8.7 million and $10.9 million for the second quarter and first 24 weeks of 2016, respectively. Excluding marketing revenue, Operating revenues, net of Partner distribution expense increased by $1.7 million, or 9.9%, for the second quarter of 2016 and $6.3 million, or 19.2%, for the first 24 weeks of 2016, primarily due to the increase in our Transaction dollar volume with minimal impact from Prepaid and processing revenue as a percentage of transaction dollar volume. The increase in Partner distribution expense as a percentage of prepaid and processing revenue for the second quarter of 2016 negatively impacted Operating revenues, net of Partner distribution expense, while the decrease in it had a positive impact for first 24 weeks of 2016.

•
Transaction dollar volume—Increased for both the second quarter and first 24 weeks of 2016 primarily due to increases in sales in Europe, primarily Germany, and through our sub-distributor relationships in Japan and South Korea, partially offset by decreases in Mexico and our sub-distributor relationship in South Africa. On a constant currency basis, transaction dollar volume increased 13.4% and 15.6% for the second quarter and first 24 weeks of 2016, respectively.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—As a result of our adoption of ASU 2016-04, we recognized $1.4 and $2.5 million of breakage revenue in the second quarter and first 24 weeks of 2016, respectively. Excluding this benefit, the prepaid and processing revenue rates were 10.7% and 10.8% for the second quarter and first 24 weeks of 2016, respectively. The prepaid and processing revenue rate decreased due to an increase in the proportion of products sold in Germany which generates a lower prepaid and processing revenue rate.

•
Partner distribution expense as a percentage of prepaid and processing revenues—The adoption of ASU 2016-04 decreased the partner distribution expense rate for both second quarter and first 24 weeks of 2016, since certain cards for which we record breakage revenue are higher margin products. Excluding this benefit, the partner distribution expense rate increased to 79.8% and 79.5% for the second quarter and first 24 weeks of 2016, respectively, due to an increase in the proportion of sales through sub-distributor relationships, primarily Japan (which have higher commission share arrangements but for which we incur minimal other operating expenses), partially offset by increase in proportion of sales in Germany where we have lower commission sharing arrangements.

Changes in product sales had minimal impacts on Operating revenues and Operating revenues, net of Partner distribution expense.
Incentives & Rewards
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 12-week and 24-week periods ended June 18, 2016 and June 20, 2015.

	12 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$61,872	$38,959	$22,913	58.8%
Partner distribution expense	5,050	3,436	1,614	47.0%
Operating revenues net of Partner distribution expense	$56,822	$35,523	$21,299	60.0%
Transaction dollar volume	$498,112	$415,662	$82,450	19.8%
Prepaid and processing revenues as a percentage of transaction dollar volume	10.4%	8.9%	1.5%	16.9%
Partner distribution expense as a percentage of prepaid and processing revenues	9.8%	9.3%	0.5%	5.4%

	24 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$123,148	$79,358	$43,790	55.2%
Partner distribution expense	7,842	7,997	(155)	(1.9)%
Operating revenues net of Partner distribution expense	$115,306	$71,361	$43,945	61.6%
Transaction dollar volume	$999,936	$917,857	$82,079	8.9%
Prepaid and processing revenues as a percentage of transaction dollar volume	10.3%	8.4%	1.9%	22.6%
Partner distribution expense as a percentage of prepaid and processing revenues	7.6%	10.4%	(2.8)%	(26.9)%
Our Operating revenues, net of Partner distribution expense increased for the second quarter and first 24 weeks of 2016 primarily due to increases in Prepaid and processing revenue as a percentage of transaction dollar volume and increase in Transaction dollar volume. The change in Partner distribution expense as a percentage of prepaid and processing revenue had a negative impact for the second quarter of 2016 and a positive impact for the first 24 weeks of 2016:

•
Transaction dollar volume—Increased for the second quarter of 2016 due to our acquisition of Achievers in the third quarter of 2015 and increases in e-Commerce sales, primarily due to our acquisition of GiftCards in the first quarter of 2016 and Extrameasures in the second quarter of 2016, partially offset by the loss of certain business clients which had lower margin programs.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—In the first quarter of 2016, we entered into a contractual amendment with one of our issuing banks to settle our right to receive future fees for cards issued under a legacy contract. The amendment resulted in a one-time benefit of $4.3 million which we recognized in Program and other fees. Excluding this benefit, our prepaid and processing revenue rate was 9.9% for the first 24 weeks of 2016. Additionally, in the second quarter of 2016, we transitioned cards sold from our acquisition of GiftCards to a program management fee arrangement, which covered cards sold in the first quarter of 2016, resulting in approximately $1.6 million of revenue that we would have recognized in the first quarter if the amendment had been effective at the time we acquired GiftCards. Excluding the impact for revenue related to the first quarter, the prepaid and processing revenue rate was 10.1% for second quarter of 2016. Excluding these benefits, our prepaid and processing revenue rate increased for both second quarter and first 24 weeks of 2016 due to our acquisition of Achievers, which generates a higher prepaid and processing revenue rate from its software revenue and the loss of certain business clients which had lower margin programs.

•
Partner distribution expense as a percentage of prepaid and processing revenue—Changes in the partner distribution expense rate reflect changes in transaction volume sold through business clients for which we recognize net pricing discounts as an expense.

Our Operating revenues and Operating revenues net of Partner distribution expense also increased for the second quarter and first 24 weeks of 2016 due to increases in product sales of $8.5 million and $17.6 million, respectively, primarily from our acquisition of Achievers.

Operating Expenses
The following tables set forth our consolidated operating expenses for the 12-week and 24-week periods ended June 18, 2016 and June 20, 2015.

	12 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	191,231	176,987	14,244	8.0%
Processing and services	76,134	65,818	10,316	15.7%
Sales and marketing	60,511	63,106	(2,595)	(4.1)%
Costs of products sold	38,309	32,113	6,196	19.3%
General and administrative	23,298	21,302	1,996	9.4%
Transition and acquisition	641	641	—	—%
Amortization of acquisition intangibles	15,259	5,503	9,756	177.3%
Change in fair value of contingent consideration	800	(3,428)	4,228	N/M
Total operating expenses	$406,183	$362,042	$44,141	12.2%

	24 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	363,386	332,341	31,045	9.3%
Processing and services	149,241	130,026	19,215	14.8%
Sales and marketing	113,849	106,699	7,150	6.7%
Costs of products sold	74,041	57,016	17,025	29.9%
General and administrative	47,629	40,050	7,579	18.9%
Transition and acquisition	1,586	816	770	94.4%
Amortization of acquisition intangibles	25,157	11,477	13,680	119.2%
Change in fair value of contingent consideration	800	(7,567)	8,367	N/M
Total operating expenses	$775,689	$670,858	$104,831	15.6%
Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
Processing and services expenses increased for both second quarter and first 24 weeks of 2016 due to increases in Prepaid and processing revenues of 6.7% and 9.7% for the second quarter and first 24 weeks of 2016, respectively, or 5.7% and 8.4%, respectively, when excluding the revenue benefits from contract amendments and breakage recognized for the adoption of ASU 2016-04. Excluding such benefits, Processing and services expenses as a percentage of Prepaid and processing revenues increased to 23.3% from 21.3% and to 23.4% from 22.1% for the second quarter and first 24 weeks of 2016, respectively, primarily due to increases in employee compensation and depreciation and amortization expenses, reflecting our continued expected growth with the short-term negative impact on revenues derived from our non-EMV compliant retail distribution partners.
The increases of $10.3 million for the second quarter ($19.2 million for the first 24 weeks of 2016) reflect:

•	$4.2 million increase for technology and operations personnel costs ($11.2 million for the first 24 weeks of 2016), including employee and contractor compensation, benefits and travel related costs;

•
$3.3 million increase for our technology infrastructure ($5.9 million for the first 24 weeks of 2016), including depreciation of capitalized software and related hardware, data center lease, hosting and connectivity, activation transaction processing and other equipment costs;

•
$1.7 million increase for our program management services ($1.2 million for the first 24 weeks of 2016), including card production, redemption transaction processing and customer care primarily for our Visa gift and open loop incentive cards, reflecting the increase in open loop cards sold in our Incentives & Rewards segment, partially offset by the decrease in the US Retail segment due to restrictions at our non-EMV compliant retail distribution partners;

•	$2.3 million increase in other net costs ($2.0 million for the first 24 weeks of 2016);

•	$1.1 million decrease in costs for maintaining our distribution network ($1.1 million for the first 24 weeks of 2016), including fulfillment and merchandising expenses.
Sales and Marketing
The changes in Sales and marketing expenses reflect decreases in program marketing and development expenses offset by increases in personnel costs, including employee compensation, benefits and travel related costs. Program marketing and development expenses decreased by $7.9 million and $6.2 million for the second quarter and first 24 weeks of 2016, respectively, primarily as a result of decreases of $7.4 million and $8.6 million, respectively, in marketing revenue (including decreases of $8.7 million and $10.9 million, respectively, in our International Retail segment). Personnel costs increased by $5.2 million and $11.5 million for the second quarter and first 24 weeks of 2016, respectively, primarily from our acquisition of Achievers in the third quarter of 2015 and increases of $0.7 million and $2.4 million, respectively, in stock-based compensation. Increases in other costs were substantially offset by the reduction in expense from transition services provided to NetSpend.
Costs of Products Sold
The increase in costs of products sold for both the second quarter and first 24 weeks of 2016 reflects the increase in Product sales. Our gross margin decreased to 4.6% from 7.1%, and to 5.2% from 6.2% for the second quarter and first 24 weeks of 2016, respectively, primarily due to a decrease in Cardpool's gross margin, partially offset by our acquisition of Achievers in the third quarter of 2016, which generates higher gross margins,.
General and Administrative
General and administrative expenses increased primarily due to increases of $1.4 million and $4.6 million for the second quarter and first 24 weeks of 2016, respectively, in personnel costs, including employee compensation, benefits and travel related costs, and increases of $1.4 million and $3.8 million in other net costs. The increases in other costs includes increases of $1.4 million and $2.4 million in rent expense, reflecting our new lease agreement for our corporate offices and our acquisition of Achievers. These expenses were partially offset by an $0.8 million gain from the transition of our U.S GPR business to NetSpend, net of related write-offs of GPR technology assets.
Transition and acquisition
Transition and acquisition expense increased for both the second quarter and first 24 weeks of 2016 due to our acquisitions of GiftCards and NimbleCommerce in the first quarter of 2016 and our acquisition of Extrameasures in the second quarter of 2016.
Amortization of Acquisition Intangibles
Amortization expense increased for both the second quarter and first 24 weeks of 2016 due to continued acquisition activity, including Achievers and Didix in the third quarter of 2015 and GiftCards in the first quarter of 2016 and Extrameasures in the second quarter of 2016.
Change in Fair Value of Contingent Consideration
The decrease in the estimated fair value of contingent consideration for the second quarter of 2015 relates to our CardLab contingent consideration liability, reflecting the projected failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period. The increase in the estimated fair value of contingent consideration for the second quarter of 2016 reflects the accretion of the discount on our projections of the earnout, which have not changed from the acquisition date.

Other Income (Expense) and Income Tax Expense (Benefit)
The following tables set forth our consolidated other income (expense), and income tax expense (benefit) and effective tax rates for 12-week and 24-week periods ended June 18, 2016 and June 20, 2015

	12 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$486	$284	$202	71.1%
Interest expense	(4,118)	(2,578)	(1,540)	59.7%
Total other income (expense)	$(3,632)	$(2,294)	$(1,338)	58.3%
INCOME TAX EXPENSE (BENEFIT)	$(7,290)	$5,105	$(12,395)	(242.8)%
EFFECTIVE TAX RATE	39.2%	64.5%	(25.3)%

	24 weeks ended
	June 18, 2016	June 20, 2015	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$898	$(517)	$1,415	(273.7)%
Interest expense	(8,184)	(5,335)	(2,849)	53.4%
Total other income (expense)	$(7,286)	$(5,852)	$(1,434)	24.5%
INCOME TAX EXPENSE (BENEFIT)	$(10,527)	$7,725	$(18,252)	(236.3)%
EFFECTIVE TAX RATE	41.6%	50.6%	(9.0)%
Other Income (Expense)
Interest income and other income (expense), net increased for both the second quarter and first 24 weeks of 2016 primarily due to foreign exchange gains on intercompany transaction in 2016, as compared to losses in 2015.
Interest expense increased for both the second quarter and first 24 weeks of 2016 due to a higher applicable margin under our Credit Agreement and higher amounts of outstanding debt in 2016 resulting from increases in our term loan and higher use of our revolving line of credit.
Income Tax Expense (Benefit)
Our effective rates were 39.2% and 64.5% for the second quarter of 2016 and 2015, respectively, and 41.6% and 50.6% for the first 24 weeks of 2016 and 2015, respectively. The effective rate for the 12 weeks and 24 weeks ended June 18, 2016 is reflective of a pre-tax loss compared to pre-tax income in the 12 weeks and 24 weeks ended June 20, 2015. The effective rate for the 12 weeks and 24 weeks ended June 18, 2016 was higher than expected statutory tax rates due to excess tax benefits for employee stock based compensation, resulting in an increase to the effective tax rate due to pre-tax loss. The effective rate for the 12 weeks and 24 weeks ended June 20, 2015 was higher than expected statutory tax rates due to a net reduction in the value of our deferred tax assets from changes in certain state tax apportionment laws (which result in a lower blended rate applicable to the deferred tax assets).

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 24 weeks ended June 18, 2016 and June 20, 2015.

	24 weeks ended
	June 18, 2016	June 20, 2015
	(in thousands)
Net cash used in operating activities	$(643,277)	$(595,243)
Net cash used in investing activities	(166,569)	(23,811)
Net cash provided by (used in) financing activities	154,610	(10,988)
Effect of exchange rate changes on cash and cash equivalents	4,648	(4,840)
Net decrease in cash and cash equivalents	$(650,588)	$(634,882)
Cash Flows from Operating Activities
Our use of cash during both 24 weeks ended June 18, 2016 and June 20, 2015 primarily reflects the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits which are significantly impacted by the portion of gift card sales that occur in late December. Excluding the impact of these settlement related items, net cash provided by operating activities decreased by $1.2 million to a source of cash of $37.0 million for the 24 weeks ended June 18, 2016 from a source of cash of $38.3 million for the 24 weeks ended June 20, 2015. This cash reduction reflects:

•
pre-tax income, adjusted for noncash reconciling items (excluding deferred income taxes), decreased $13.5 million, or 19.8%, to $54.7 million from $68.3 million, reflecting higher operating expenses relative to our increase in operating revenues due to the impact on revenue derived at non-EMV compliant retail distribution partners;

•
offset by a decrease of $12.6 million in our income tax payments to $6.2 million in net refunds for the 24 weeks ended June 18, 2016 from $6.4 million payment for the 24 weeks ended June 20, 2015, primarily due to settlement of income tax receivables from Safeway related to periods before our initial public offering and our use of net operating loss carryforwards; and

•
use of cash for non-settlement related operating assets and liabilities totaled $23.5 million and $23.5 million, for the 24 weeks ended June 18, 2016 and June 20, 2015, respectively. The use of cash for the 24 weeks ended June 18, 2016 includes payments of $9.1 million for acquisition-related liabilities that we assumed in conjunction with our acquisitions of GiftCards and NimbleCommerce that we paid upon closing.

Cash Flows from Investing Activities
The net cash used in investing activities for 24 weeks ended June 18, 2016 totaled $166.6 million, which primarily included $144.5 million for our acquisitions of GiftCards, NimbleCommerce and Extrameasures, and $20.3 million for expenditures for property, equipment and technology. The net cash used in investing activities for the 24 weeks ended June 20, 2015 included primarily expenditures for property, equipment and technology of $25.6 million, partially offset by $1.8 million for the change in restricted cash which was used to pay our CardLab contingent consideration liability.
Cash Flows from Financing Activities
In January 2016, we exercised our option to draw down an additional $100 million under our term loan. This additional loan is due in the first quarter of 2017. We used the proceeds to finance our acquisition of GiftCards.
The net cash provided by financing activities for the 24 weeks ended June 18, 2016 totaled $154.6 million, primary driven by the $100 million draw down on our term loan and net increase of $100.0 million in our bank line of credit. These were offset by repayments of $37.5 million and $9.0 million for term loan and debt assumed in our acquisitions of GiftCards and NimbleCommerce. The use of cash from financing activities for the 24 weeks ended June 20, 2015 reflects our repayment of our term loan and notes payable to Safeway of $11.3 million and $4.5 million, respectively, as well as a payment of $1.8 million for our CardLab acquisition liability.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 2, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 18, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 18, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 18, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. We believe that the suit is without merit, and we are vigorously defending ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint.  On July 7, 2015, we filed a motion to dismiss the case in its entirety. On February 26, 2016, the Court granted the motion to dismiss in part, dismissing two claims of the amended complaint. On March 25, 2016, we filed our answer denying the remaining claims and a counterclaim for attorneys’ fees pursuant to the merger agreement contemplating the acquisition of CardLab, Inc. between the parties. On June 22, 2016, the plaintiff filed a motion to dismiss our counterclaim for indemnification. On July 22, 2016, we filed an amended counterclaim in response.
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to indirect or other value added taxes typically on commissions or fees received from non-residents content providers.
ITEM 1A. RISK FACTORS
Our business is subject to many risks and uncertainties, which may materially and adversely affect our business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended on January 2, 2016. There have been no material changes to our risk factors since our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal period during the 12 weeks ended June 18, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 27, 2016 to April 23, 2016	4,497	$33.02	—	$—
April 24, 2016 to May 21, 2016	—	$—	—	$—
May 22, 2016 to June 18, 2016	—	$—	—	$—
Total	4,497	$33.02	—	$—
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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: July 28, 2016

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.1†	Amendment No. 4 to Servicing Agreement, dated as of May 6, 2016, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.					X
10.2†	Amendment No. 5 to Servicing Agreement, dated as of June 16, 2016, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.					X
31.1	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and, 18 U.S.C. Section §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

______________________

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
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