Form 10-Q
period 2016-09-10
BLACKHAWK NETWORK HOLDINGS, INC
filed 2016-10-19
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 10, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 12, 2016, there were 55,377,000 shares of the Registrant’s common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 10, 2016	January 2, 2016	September 12, 2015
ASSETS
Current assets:
Cash and cash equivalents	$300,349	$914,576	$214,722
Restricted cash	2,500	3,189	43,043
Settlement receivables, net	275,471	626,077	240,273
Accounts receivable, net	199,552	241,729	188,912
Other current assets	123,919	103,319	107,950
Total current assets	901,791	1,888,890	794,900
Property, equipment and technology, net	168,865	159,357	154,085
Intangible assets, net	293,034	240,898	230,213
Goodwill	508,607	402,489	382,803
Deferred income taxes	352,683	339,558	361,284
Other assets	69,039	81,764	78,294
TOTAL ASSETS	$2,294,019	$3,112,956	$2,001,579

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value) (Unaudited)
	September 10, 2016	January 2, 2016	September 12, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$522,133	$1,605,021	$469,590
Consumer and customer deposits	115,085	84,761	102,633
Accounts payable and accrued operating expenses	103,920	119,087	112,753
Deferred revenue	113,867	113,458	91,474
Note payable, current portion	9,846	37,296	37,378
Notes payable to Safeway	3,239	4,129	13,129
Bank line of credit	—	—	100,000
Other current liabilities	48,630	57,342	43,320
Total current liabilities	916,720	2,021,094	970,277
Deferred income taxes	19,930	18,652	14,735
Note payable	137,848	324,412	325,151
Convertible notes payable	425,833	—	—
Other liabilities	25,429	14,700	4,867
Total liabilities	1,525,760	2,378,858	1,315,030
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 55,368, 55,794 and 54,641 shares outstanding, respectively	55	56	55
Additional paid-in capital	594,739	561,939	547,230
Accumulated other comprehensive loss	(34,398)	(40,195)	(31,535)
Retained earnings	203,791	207,973	166,370
Total Blackhawk Network Holdings, Inc. equity	764,187	729,773	682,120
Non-controlling interests	4,072	4,325	4,429
Total stockholders’ equity	768,259	734,098	686,549
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,294,019	$3,112,956	$2,001,579
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except for per share amounts)
(Unaudited)

	12 weeks ended		36 weeks ended
	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
OPERATING REVENUES:
Commissions and fees	$248,138	$231,492	$750,693	$709,339
Program and other fees	64,857	61,416	207,718	171,942
Marketing	17,943	16,311	52,098	59,112
Product sales	30,622	43,446	108,719	104,251
Total operating revenues	361,560	352,665	1,119,228	1,044,644
OPERATING EXPENSES:
Partner distribution expense	178,363	161,852	541,749	494,193
Processing and services	75,090	68,246	224,331	198,272
Sales and marketing	52,327	49,954	166,176	156,653
Costs of products sold	29,122	40,577	103,163	97,593
General and administrative	22,501	22,136	70,130	62,186
Transition and acquisition	2,574	5,275	4,160	6,091
Amortization of acquisition intangibles	10,376	6,875	35,533	18,352
Change in fair value of contingent consideration	1,300	—	2,100	(7,567)
Total operating expenses	371,653	354,915	1,147,342	1,025,773
OPERATING INCOME (LOSS)	(10,093)	(2,250)	(28,114)	18,871
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	2,360	(1,421)	3,258	(1,938)
Interest expense	(5,684)	(3,231)	(13,868)	(8,566)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(13,417)	(6,902)	(38,724)	8,367
INCOME TAX EXPENSE (BENEFIT)	(8,357)	(3,290)	(18,884)	4,435
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(5,060)	(3,612)	(19,840)	3,932
Loss (income) attributable to non-controlling interests, net of tax	(42)	(3)	(152)	63
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(5,102)	$(3,615)	$(19,992)	$3,995
EARNINGS (LOSS) PER SHARE:
Basic	$(0.09)	$(0.07)	$(0.36)	$0.07
Diluted	$(0.09)	$(0.07)	$(0.36)	$0.07
Weighted average shares outstanding—basic	55,668	54,467	55,851	53,941
Weighted average shares outstanding—diluted	55,668	54,467	55,851	55,994
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	12 weeks ended		36 weeks ended
	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$(5,060)	$(3,612)	$(19,840)	$3,932
Other comprehensive income (loss):
Currency translation adjustments	(2,504)	(7,104)	5,547	(12,386)
COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(7,564)	(10,716)	(14,293)	(8,454)
Comprehensive loss (income) attributable to non-controlling interests, net of tax	129	361	98	384
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(7,435)	$(10,355)	$(14,195)	$(8,070)
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	36 weeks ended
	September 10, 2016	September 12, 2015
OPERATING ACTIVITIES:
Net income (loss) before allocation to non-controlling interests	$(19,840)	$3,932
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	33,096	27,765
Amortization of intangibles	38,988	21,634
Amortization of deferred program and contract costs	18,805	20,032
Employee stock-based compensation expense	24,865	19,856
Change in fair value of contingent consideration	2,100	(7,567)
Deferred income taxes	—	13,371
Other	5,780	5,496
Changes in operating assets and liabilities:
Settlement receivables	359,398	274,941
Settlement payables	(1,091,151)	(906,181)
Accounts receivable, current and long-term	44,585	(3,573)
Other current assets	3,940	(20,562)
Other assets	(9,299)	(9,996)
Consumer and customer deposits	13,963	(31,140)
Accounts payable and accrued operating expenses	(28,775)	(9,695)
Deferred revenue	2,703	(8,105)
Other current and long-term liabilities	(24,912)	4,385
Income taxes, net	(13,883)	(15,492)
Net cash used in operating activities	(639,637)	(620,899)
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(33,522)	(37,310)
Business acquisitions, net of cash acquired	(144,284)	(78,394)
Investment in unconsolidated entities	(3,901)	—
Change in restricted cash	689	(38,043)
Other	4,000	(561)
Net cash used in investing activities	(177,018)	(154,308)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	36 weeks ended
	September 10, 2016	September 12, 2015
FINANCING ACTIVITIES:
Payments for acquisition liability	—	(1,811)
Repayment of debt assumed in business acquisitions	(8,964)	—
Proceeds from issuance of note payable	250,000	—
Repayment of note payable	(463,750)	(11,250)
Payments of financing costs	(15,926)	(724)
Borrowings under revolving bank line of credit	1,959,749	1,536,083
Repayments on revolving bank line of credit	(1,959,749)	(1,436,083)
Proceeds from convertible debt	500,000	—
Payments for bond hedges	(75,750)	—
Proceeds from warrants	47,000	—
Repayment on notes payable to Safeway	(890)	(6,320)
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	4,491	8,055
Other stock-based compensation related	(2,135)	(675)
Repurchase of common stock	(34,845)	—
Other	(155)	(1,494)
Net cash provided by financing activities	199,076	85,781
Effect of exchange rate changes on cash and cash equivalents	3,352	(7,467)
Decrease in cash and cash equivalents	(614,227)	(696,893)
Cash and cash equivalents—beginning of period	914,576	911,615
Cash and cash equivalents—end of period	$300,349	$214,722

NONCASH FINANCING AND INVESTING ACTIVITIES
Net deferred tax assets recognized for tax basis step-up with offset to Additional paid-in capital	$—	$366,306
Note payable to Safeway contributed to Additional paid-in capital	$—	$8,229
Financing of business acquisition with contingent consideration	$20,100	$—
Intangible assets recognized for warrants issued	$—	$3,147
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
Recently Issued or Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides additional guidance on the presentation and classification of certain items in the statement of cash flows. Early adoption is permitted and the standard shall be applied retrospectively. We early adopted ASU 2016-15 during our third quarter of 2016. Adoption did not result in significant changes to our existing accounting policies or presentation.

In April and May 2016, the FASB issued ASU 2016-10, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which provides additional guidance, narrow-scope improvements and practical expedients to the new revenue standard (Topic 606) that will be applicable for reporting periods beginning after December 15, 2017. Early adoption is not permitted. Management is evaluating the impact of this guidance on our financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing certain contingent put or call options in debt instruments. Early adoption is permitted and the standard shall be applied using a modified retrospective basis. We early adopted ASU 2016-06 during our third quarter of 2016 in conjunction with our issuance of the Convertible Senior Notes (see Note 3—Financing). Adoption did not result in significant changes to our existing accounting policies.
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

As a result of our retrospective adoption ASU 2015-17 in the fourth quarter of 2015 to classify all deferred income taxes as long-term assets or liabilities, we have retrospectively applied the guidance to our deferred income taxes as of September 12, 2015.
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

Cash	$3,985
Consumer and customer deposits	(5,429)
Accounts payable and accrued operating expenses	(9,860)
Other tangible assets, net	893
Debt	(5,807)
Identifiable technology and intangible assets	52,460
Goodwill	67,706
Total purchase consideration	$103,948
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
The following table presents the components of the identifiable technology and intangible assets and the estimated useful lives (in thousands):

	Fair Value	Useful Life
Customer relationships	$27,570	10 years
Backlog	10,780	3 years
Domain name	10,520	10 years
Technology	3,590	5 years
Total identifiable technology and intangible assets	$52,460
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
We valued customer relationships, backlog and domain name using the income approach and the technology using the cost approach. Significant assumptions include forecasts of revenues, costs of revenue, development costs and sales, general and administrative expenses and estimated attrition rates for business clients and consumers. We discounted the cash flows at various rates from 6.0% to 11.0%, reflecting the different risk profiles of the assets.
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
The purchase consideration for NimbleCommerce and Extrameasures totaled $78.6 million, consisting of $58.5 million in cash and $20.1 million in the estimated fair value of contingent consideration. Contingent consideration resulting from our acquisition of Extrameasures consists of three cash payments of up to $15 million each, based on the financial performance of Extrameasures for each of the three annual post-acquisition periods. Approximately 10% of the earnout payments will be allocated to employees. Accordingly, we exclude such amounts from the estimated fair value of the contingent consideration and accrue estimated amounts due over the service period. We estimated the fair value of contingent consideration using the income approach at a discount rate of 17%.
The following table presents our initial estimates of the purchase price allocation, and we may make adjustments to these amounts through the one year measurement period as we finalize information regarding our forecasts, valuation assumptions, income taxes and contingencies (in thousands):

Cash	$14,191
Settlement receivables	4,884
Settlement payables	(3,272)
Consumer and customer deposits	(18,009)
Other tangible liabilities, net	(1,155)
Debt	(3,157)
Deferred income taxes	2,066
Identifiable technology and intangible assets	45,540
Goodwill	37,525
Total purchase consideration	$78,613
At closing, we repaid the assumed debt, which we present in financing activities in our condensed consolidated statements of cash flows, and paid $1.0 million of transaction expenses, which we present in operating activities in our condensed consolidated statements of cash flows.
Goodwill primarily represents the value of cash flows from future customers. We expect to deduct approximately $1.4 million of the total $10.4 million goodwill from our acquisition of NimbleCommerce for tax purposes and may currently deduct up to $2.3 million of the total $27.2 million goodwill from our acquisition of Extrameasures for tax purposes. For Extrameasures, we will be able to deduct additional goodwill based on the actual payments made under the contingent earnout and settlement of contingent liabilities.
The following table presents the components of the identifiable technology and intangible assets and the estimated useful lives (in thousands):

	Fair Value	Useful Life
Customer relationships	$39,230	10 years
Backlog	1,610	3 years
Technology	4,700	5 years
Total identifiable technology and intangible assets	$45,540
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

Pro Forma Financial Information
The following pro forma financial information summarizes the combined results of operations of us, GiftCards and Extrameasures as though we had been combined as of the beginning of fiscal 2015 (in thousands, except per share amounts):

	12 weeks ended		36 weeks ended
	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
Total revenues	$364,129	$364,400	$1,127,178	$1,068,882
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	(3,626)	(3,959)	(14,469)	(1,124)
Pro forma EPS—Basic	$(0.07)	$(0.07)	$(0.26)	$(0.02)
Pro forma EPS—Diluted	$(0.07)	$(0.07)	$(0.26)	$(0.02)
The pro forma financial information includes adjustments to reclassify acquisition-related costs from 2016 to 2015, to amortize technology and intangible assets starting at the beginning of 2015, and to reflect the impact on revenue resulting from the step-down in basis of consumer and customer deposits from its book value to its fair value as of the beginning of 2015.
We have not presented separate results of operations since closing for GiftCards because its integration with our existing operations makes it impractical to do so. In addition, results of operations for Extrameasures and NimbleCommerce are immaterial, both individually and in the aggregate.
Subsequent Event
On October 6, 2016, we acquired the outstanding common stock of Grass Roots Group Holdings, Ltd. and its subsidiaries, a leading provider of employee and customer engagement solutions, for purchase consideration of £93.7 million, or $119.1 million based on the exchange rate on the acquisition date. The acquisition broadens the global capabilities of our incentives and engagement business. We are in the process of gathering the information to allocate the purchase price and accordingly are unable to provide initial allocation estimates nor provide pro forma financial information.
2015 Acquisitions
During the 36 weeks ended September 10, 2016, we recorded a measurement period adjustment for Achievers, acquired in June 2015, which decreased deferred revenue by $3.6 million, intangible assets by $1.9 million, goodwill by $1.2 million and deferred income tax assets by $0.5 million. The measurement periods for Achievers and Didix are now closed.
3. Financing
Credit Agreement
On January 25, 2016, we exercised our option to draw down an incremental $100 million term loan under our Credit Agreement.
On July 27, 2016, in conjunction with the issuance of the Convertible Senior Notes, as described below, we entered into an amendment and restatement to our Credit Agreement (the Restated Credit Agreement). We repaid all amounts outstanding under our revolving line of credit and $276 million of the $426 million outstanding under our term loan such that $150 million remained outstanding under our term loan. The Restated Credit Agreement provides for the extension of credit in an aggregate principal amount up to $700 million, consisting of revolving loans up to $400 million (the Revolving Credit Facility) and term loans up to $300 million (the Term Loan Facility). The term loan has $150 million outstanding with a delayed draw option for up to an additional $150 million. The Restated Credit Agreement also includes an ability to increase aggregate commitments by up to an incremental $300 million if certain criteria are met and lenders choose to participate. The Restated Credit Agreement extended the term of the Credit Agreement to July 2021 and made certain modifications to the financial and other covenants to add operating flexibility, including modification of the leverage covenant and removal of the net worth covenant and the dollar limitation on acquisitions.

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
We separately account for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $436.6 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 4.1%, with the equity component representing the residual amount of the proceeds which was recorded as a debt discount. We allocated the issuance costs pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note Hedges and Warrants transactions described below. As a result, $1.8 million of the issuance costs were allocated to the equity component of the Notes and $12.3 million of issuance costs were allocated to the liability component of the Notes and accounted for as a debt discount. We amortize the issuance costs allocated to the liability component as additional interest expense over the term of the Notes using the effective interest method. The effective interest rate of the Notes is 4.65% per annum (1.50% coupon rate plus 3.15% of non-cash accretion expense).
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
The Note Hedges and Warrants are classified in stockholders’ equity on our condensed consolidated balance sheets. We also recognized a $5.2 million deferred tax asset with an offset to Additional paid-in capital for excess tax interest deductions relating to the Notes and Note Hedges.
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

4. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair values of these assets and liabilities as of September 10, 2016, January 2, 2016 and September 12, 2015 (in thousands):

	September 10, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$5,112	$—	$—	$5,112
Liabilities
Contingent consideration	$—	$—	$22,200	$22,200

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$370,070	$—	$—	$370,070
Liabilities
Contingent consideration	$—	$—	$—	$—

	September 12, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$5,070	$—	$—	$5,070
Liabilities
Contingent consideration	$—	$—	$—	$—
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper.
In the 36 weeks ended September 10, 2016, there were no transfers between Level 1 and Level 2.
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
Term loan —As of September 10, 2016, using Level 2 inputs, we estimate the fair value of our term loan to be approximately $150.0 million.
Convertible notes payable—As of September 10, 2016, using Level 2 inputs, we estimate the fair value of our convertible notes payable to be approximately $490.6 million.

The changes in fair value of contingent consideration for the 36 weeks ended September 10, 2016 and September 12, 2015 are as follows (in thousands):

	36 weeks ended
	September 10, 2016	September 12, 2015
Contingent Consideration
Balance, beginning of period	$—	$7,567
Issuance of contingent consideration	20,100	—
Change in fair value of contingent consideration	2,100	(7,567)
Balance, end of period	$22,200	$—
We present the change in the fair value of contingent consideration in Change in fair value of contingent consideration and as a non-cash adjustment to net income in our condensed consolidated statements of cash flows. The decrease in fair value of contingent consideration related to our acquisition of CardLab for the 36 weeks ended September 12, 2015 resulted from the projected failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period. Such measurement period concluded during the 36 weeks ended September 10, 2016 with no amounts due. The issuance and increase in fair value of contingent consideration during the 36 weeks ended September 10, 2016 related to our acquisition of Extrameasures (see Note 2—Business Acquisitions). The increase in fair value reflects the passage of time and increases in our projections of the payment of portions of the earn-out. As of September 10, 2016, we estimated the fair value of the remaining contingent consideration based on our estimates of the amounts payable for and probability of achieving the relevant targets and a discount rate of 17%. A significant increase (decrease) in our estimates of the amounts payable for and probability of achieving the relevant targets or a significant decrease (increase) in the discount rate could materially increase (decrease) the estimated fair value of contingent consideration.

5. Consolidated Financial Statement Details
The following tables represent the components of Other current assets, Other assets, Other current liabilities and Other liabilities as of September 10, 2016, January 2, 2016 and September 12, 2015 consisted of the following (in thousands):

	September 10, 2016	January 2, 2016	September 12, 2015
Other current assets:
Inventory	$35,634	$36,528	$47,272
Deferred expenses	12,099	18,182	10,854
Income tax receivables	38,427	14,831	20,632
Other	37,759	33,778	29,192
Total other current assets	$123,919	$103,319	$107,950
Other assets:
Deferred program and contract costs	$44,388	$50,717	$52,428
Other receivables	1,390	2,281	4,734
Income taxes receivable	—	6,155	6,368
Deferred financing costs	2,871	2,100	2,002
Other	20,390	20,511	12,762
Total other assets	$69,039	$81,764	$78,294
Other current liabilities:
Payroll and related liabilities	$25,425	$34,530	$23,103
Income taxes payable	3,158	3,216	2,122
Acquisition liability	11,250	—	607
Other payables and accrued liabilities	8,797	19,596	17,488
Total other current liabilities	$48,630	$57,342	$43,320
Other liabilities:
Acquisition liability	$10,950	$—	$—
Payable to content provider	—	—	825
Income taxes payable	6,213	4,249	2,418
Deferred income and other liabilities	8,266	10,451	1,624
Total other liabilities	$25,429	$14,700	$4,867

6. Goodwill

We have assigned goodwill to our US Retail, International Retail and Incentives & Rewards segments. To date, we have not recorded any impairment charges against or disposed of any reporting units with goodwill. During the first quarter of 2016, as a result of changes in reporting financial results to our Chief Operating Decision Maker, we concluded that we should split our historical e-Commerce operating segment, which we had reported in Incentives & Rewards reportable segment, into two operating segments: e-Commerce Retail, which we now report in US Retail reportable segment, and e-Commerce Incentives, which we continue to report in Incentives & Rewards reportable segment. Accordingly, we allocated the goodwill from the historical e-Commerce segment between these two segments based on their relative fair values. We allocated the goodwill from our acquisition of GiftCards between these two segments. A summary of changes in goodwill during the 36 weeks ended September 10, 2016 is as follows (in thousands):

	September 10, 2016
	US Retail	International Retail	Incentives & Rewards	Total
Balance, beginning of period	$42,729	$49,156	$310,604	$402,489
Re-allocation of e-Commerce goodwill	2,671	—	(2,671)	—
Acquisition of GiftCards	34,427	—	33,279	67,706
Acquisition of NimbleCommerce	10,365	—	—	10,365
Acquisition of Extrameasures	—	—	27,160	27,160
Measurement period adjustment	—	—	(1,234)	(1,234)
Foreign currency translation adjustments	—	1,639	482	2,121
Balance, end of period	$90,192	$50,795	$367,620	$508,607
7. Stockholders’ Equity and Stock Based Compensation

Stockholders’ Equity
During the 36 weeks ended September 10, 2016, the issuance of our Convertible Senior Notes, the purchase of the Note Hedges, the sale of the Warrants (see Note 3—Financing) and our adoption of ASU 2016-04 and 2016-09 on a modified retrospective basis had a significant impact on Additional paid-in capital and Retained earnings. Accordingly, we present in the tables below a reconciliation of such balances from January 2, 2016 to September 10, 2016.
The following table presents the changes within Additional paid-in capital during the 36 weeks ended September 10, 2016 (in thousands except average price per share):

BALANCE—January 2, 2016	$561,939
Cumulative adjustment upon modified retrospective adoption of ASU 2016-09 (see Note 1—The Company and Significant Accounting Policies)	650
Employee-related stock-based activity	28,940
Equity component of convertible notes issuance (see Note 3—Financing)	63,434
Equity component of convertible notes issuance costs (see Note 3—Financing)	(1,792)
Purchase of convertible notes hedges (see Note 3—Financing)	(75,750)
Proceeds from sale of warrants (see Note 3—Financing)	47,000
Deferred tax assets recognized for convertible notes (see Note 3—Financing)	5,161
Repurchase of common stock (996 shares at an average price of $34.98 per share)	(34,843)
BALANCE— September 10, 2016	$594,739

The following table presents the changes within Retained earnings during the 36 weeks ended September 10, 2016 (in thousands):

BALANCE—January 2, 2016	$207,973
Cumulative adjustment upon modified retrospective adoption of ASU 2016-04 and 2016-09 (see Note 1—The Company and Significant Accounting Policies)	15,854
Net loss	(19,992)
Dividends paid	(44)
BALANCE— September 10, 2016	$203,791
Stock Based Compensation
During the 36 weeks ended September 10, 2016, our Board of Directors granted 1,129,019 restricted stock units, 172,300 performance stock units and 584,350 stock options at a weighted-average exercise price of $37.90 per share.
The following table presents total stock-based compensation expense according to the income statement line in our condensed consolidated statements of income (loss) for the 12 and 36 weeks ended September 10, 2016 and September 12, 2015 (in thousands):

	12 weeks ended		36 weeks ended
	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
Processing and services	$1,364	$1,530	$4,259	$4,366
Sales and marketing	2,759	2,038	8,600	5,523
Cost of products sold	31	13	89	25
General and administrative	4,139	3,536	11,917	9,942
Total stock-based compensation expense	$8,293	$7,117	$24,865	$19,856
8. Income Taxes
Our effective tax rates were 62.3% and 47.7% for the 12 weeks ended September 10, 2016 and September 12, 2015, respectively, and 48.8% and 53.0% for the 36 weeks ended September 10, 2016 and September 12, 2015, respectively. The effective rate for the 12 weeks ended September 10, 2016 was higher due to a discrete tax benefit for a tax return to provision true-up, resulting in an increase to the effective tax rate due to pre-tax loss, and permanent tax adjustments from deemed foreign income and nondeductible acquisition expenses. The effective rate for the 36 weeks ended September 10, 2016 was lower due to a net reduction in 2015 in the value of our deferred tax assets from changes in certain state tax apportionment laws (which resulted in an increase to the effective tax rate for the 36 weeks ended September 12, 2015), partially offset by a discrete tax benefit for a tax return to provision true-up and excess tax benefits for employee stock based compensation, both increasing the effective tax rate due to pre-tax loss.
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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. We believe that the suit is without merit, and are vigorously defending ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint. On July 7, 2015, we filed a motion to dismiss the case in its entirety. On February 26, 2016, the Court granted the motion to dismiss in part, dismissing two claims of the amended complaint. On March 25, 2016 we filed our answer denying the remaining claims and a counterclaim for attorneys’ fees pursuant to the merger agreement between the parties. On June 22, 2016, the plaintiff filed a motion to dismiss our counterclaim for indemnification. On July 22, 2016, we filed an amended counterclaim in response. The litigation is in the early stage of discovery. We believe the likelihood of loss is remote.
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

	12 weeks ended
	September 10, 2016
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$197,081	$100,069	$64,410	$—	$361,560
Partner distribution expense	103,601	69,841	4,921	—	178,363
Operating revenues, net of Partner distribution expense	93,480	30,228	59,489	—	183,197
Other operating expenses	58,192	25,158	50,779	59,161	193,290
Segment profit (loss) / Operating income (loss)	$35,288	$5,070	$8,710	$(59,161)	(10,093)
Other income (expense)					(3,324)
Loss before income tax expense					$(13,417)
Non-cash charges	$1,570	$772	$7,562	26,715

	12 weeks ended
	September 12, 2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$214,941	$83,671	$54,053	$—	$352,665
Partner distribution expense	101,890	56,972	2,990	—	161,852
Operating revenues, net of Partner distribution expense	113,051	26,699	51,063	—	190,813
Other operating expenses	69,877	22,751	46,674	53,761	193,063
Segment profit (loss) / Operating income (loss)	$43,174	$3,948	$4,389	$(53,761)	(2,250)
Other income (expense)					(4,652)
Income before income tax expense					$(6,902)
Non-cash charges	$1,270	$431	$6,233	22,934

	36 weeks ended
	September 10, 2016
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$652,359	$279,311	$187,558	$—	$1,119,228
Partner distribution expense	330,283	198,703	12,763	—	541,749
Operating revenues, net of Partner distribution expense	322,076	80,608	174,795	—	577,479
Other operating expenses	202,384	69,134	154,796	179,279	605,593
Segment profit (loss) / Operating income (loss)	$119,692	$11,474	$19,999	$(179,279)	(28,114)
Other income (expense)					(10,610)
Loss before income tax expense					$(38,724)
Non-cash charges	$4,976	$3,441	$20,932	80,680

	36 weeks ended
	September 12, 2015
	US Retail	International Retail	Incentives & Rewards	Corporate and Unallocated	Consolidated
Total operating revenues	$659,984	$251,249	$133,411	$—	$1,044,644
Partner distribution expense	313,628	169,578	10,987	—	494,193
Operating revenues, net of Partner distribution expense	346,356	81,671	122,424	—	550,451
Other operating expenses	209,856	73,665	110,462	137,597	531,580
Segment profit (loss) / Operating income (loss)	$136,500	$8,006	$11,962	$(137,597)	18,871
Other income (expense)					(10,504)
Income before income tax expense					$8,367
Non-cash charges	$3,741	$860	$11,488	51,423

11. Earnings Per Share
The following table provides reconciliations of net income and shares used in calculating basic EPS to those used in calculating diluted EPS (in thousands, except per share amounts):

	12 weeks ended
	September 10, 2016		September 12, 2015
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(5,102)	$(5,102)	$(3,615)	$(3,615)
Distributed and undistributed earnings allocated to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders	$(5,102)	$(5,102)	$(3,615)	$(3,615)
Weighted-average common shares outstanding	55,668	55,668	54,467	54,467
Common share equivalents		—		—
Weighted-average shares outstanding		55,668		54,467
Earnings (loss) per share	$(0.09)	$(0.09)	$(0.07)	$(0.07)

	36 weeks ended
	September 10, 2016		September 12, 2015
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(19,992)	$(19,992)	$3,995	$3,995
Distributed and undistributed earnings allocated to participating securities	(15)	(15)	(46)	(46)
Net income (loss) attributable to common stockholders	$(20,007)	$(20,007)	$3,949	$3,949
Weighted-average common shares outstanding	55,851	55,851	53,941	53,941
Common share equivalents		—		2,053
Weighted-average shares outstanding		55,851		55,994
Earnings (loss) per share	$(0.36)	$(0.36)	$0.07	$0.07
The weighted-average common shares outstanding for diluted EPS excluded approximately 4,416,000 and 5,020,000 potential common shares outstanding for the 12 weeks ended September 10, 2016 and September 12, 2015 and 4,329,000 for the 36 weeks ended September 10, 2016 due to the net loss attributable to common shareholders. Also excluded were approximately 1,850,000 and 576,000 potential common stock outstanding for the 12 weeks ended September 10, 2016 and September 12, 2015, respectively, and 1,642,000 and 555,000 for the 36 weeks ended September 10, 2016 and September 12, 2015, respectively, because the effect would have reduced weighted-average shares outstanding. Potential common stock outstanding results in fewer common share equivalents as a result of the treasury stock method.

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
Special Note regarding Forward Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by words or phrases such as “guidance,” “believes,” “expects,” “intends,” “can,” “could,” “may,” “anticipates,” “estimates,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would” “continuing,” “ongoing,” and similar words or phrases and the negative of such words and phrases. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which are, in many instances, beyond our control, and which could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements. Such risks and uncertainties include the following:
•our ability to grow adjusted operating revenues as anticipated,
•our ability to grow at historic rates or at all,
•the consequences should we lose one or more of our top distribution partners or fail to attract new distribution partners to our network or if the financial performance of our distribution partners’ businesses decline,
•our reliance on our content providers, the demand for their products and our exclusivity arrangements with them,
•our reliance on relationships with card issuing banks,
•the consequences to our future growth if our distribution partners fail to actively and effectively promote our products and services,
•the ability of our distribution partners to implement EMV compliance within their expected timeline and lift the measures they may have taken prior to such compliance to limit or control their exposure to liability for fraud losses,
•the timing and manner that our distribution partners remove the limits or controls implemented by them during the period before they achieve EMV compliance,
• changes in consumer behavior away from our distribution partners or our products resulting from limits or controls implemented by our distribution partners during their transition to EMV compliance,
•our ability to successfully integrate our acquisitions,
•our ability to generate adequate taxable income to enable us to fully utilize our deferred income tax assets,
•changes in applicable tax law that preclude us from fully utilizing our deferred income tax assets,
•the requirement that we comply with applicable laws and regulations, including increasingly stringent money-laundering rules and regulations, and
• other risks and uncertainties described in our reports and filings with the Securities and Exchange Commission, including the risks and uncertainties set forth in Item 1A under the heading Risk Factors in our Annual Report, this Quarterly Report and other subsequent periodic reports we file with the Securities and Exchange Commission.
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

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance, a reconciliation of Commissions and fees and Program and other fees to Prepaid and processing revenues and a reconciliation of Total operating revenues to Adjusted operating revenues for the 12 and 36 weeks ended September 10, 2016 and September 12, 2015:

	12 weeks ended		36 weeks ended
	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
	(in thousands, except percentages and per share amounts)
Transaction dollar volume	$3,212,272	$3,167,719	$9,770,803	$9,660,243
Prepaid and processing revenues	$312,995	$292,908	$958,411	$881,281
Prepaid and processing revenues as a % of transaction dollar volume	9.7%	9.2%	9.8%	9.1%
Partner distribution expense as a % of prepaid and processing revenues	57.0%	55.3%	56.5%	56.1%
Adjusted operating revenues (1)	$168,920	$177,108	$537,256	$493,945
Prepaid and processing revenues:
Commissions and fees	$248,138	$231,492	$750,693	$709,339
Program and other fees	64,857	61,416	207,718	171,942
Prepaid and processing revenues	$312,995	$292,908	$958,411	$881,281
Adjusted operating revenues:
Total operating revenues	$361,560	$352,665	$1,119,228	$1,044,644
Revenue adjustment from purchase accounting (2)	3,666	2,606	11,875	2,606
Marketing revenue	(17,943)	(16,311)	(52,098)	(59,112)
Partner distribution expense	(178,363)	(161,852)	(541,749)	(494,193)
Adjusted operating revenues	$168,920	$177,108	$537,256	$493,945
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

Results of Operations
Comparison of the 12 and 36 Weeks Ended September 10, 2016 and September 12, 2015.
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week and 36-week periods ended September 10, 2016 and September 12, 2015 (the 12 weeks ended September 10, 2016 is referred to as the second quarter of 2016, the 36 weeks ended September 10, 2016 is referred to as the first 36 weeks of 2016 , the 12 weeks ended September 12, 2015 is referred to as the second quarter of 2015, and the 36 weeks ended September 12, 2015 is referred to as the first 36 weeks of 2015 ).
The following tables set forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income (loss) for the 12-week and 36-week period ended September 10, 2016 and September 12, 2015.

	12 Weeks Ended September 10, 2016	% of Total Operating Revenues	12 Weeks Ended September 12, 2015	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$248,138	68.6%	$231,492	65.6%
Program and other fees	64,857	17.9%	61,416	17.4%
Marketing	17,943	5.0%	16,311	4.6%
Product sales	30,622	8.5%	43,446	12.3%
Total operating revenues	361,560	100.0%	352,665	100.0%
OPERATING EXPENSES:
Partner distribution expense	178,363	49.2%	161,852	45.9%
Processing and services	75,090	20.8%	68,246	19.4%
Sales and marketing	52,327	14.5%	49,954	14.2%
Costs of products sold	29,122	8.1%	40,577	11.5%
General and administrative	22,501	6.2%	22,136	6.3%
Transition and acquisition	2,574	0.7%	5,275	1.5%
Amortization of acquisition intangibles	10,376	2.9%	6,875	1.9%
Change in fair value of contingent consideration	1,300	0.4%	—	—%
Total operating expenses	371,653	102.8%	354,915	100.6%
OPERATING INCOME (LOSS)	(10,093)	(2.8)%	(2,250)	(0.6)%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	2,360	0.7%	(1,421)	(0.4)%
Interest expense	(5,684)	(1.6)%	(3,231)	(0.9)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(13,417)	(3.7)%	(6,902)	(2.0)%
INCOME TAX EXPENSE (BENEFIT)	(8,357)	(2.3)%	(3,290)	(0.9)%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(5,060)	(1.4)%	(3,612)	(1.0)%
Loss (income) attributable to non-controlling interests, net of tax	(42)	—%	(3)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(5,102)	(1.4)%	$(3,615)	(1.0)%

	36 Weeks Ended September 10, 2016	% of Total Operating Revenues	36 Weeks Ended September 12, 2015	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$750,693	67.1%	$709,339	67.9%
Program and other fees	207,718	18.6%	171,942	16.4%
Marketing	52,098	4.7%	59,112	5.7%
Product sales	108,719	9.7%	104,251	10.0%
Total operating revenues	1,119,228	100.1%	1,044,644	100.0%
OPERATING EXPENSES:
Partner distribution expense	541,749	48.3%	494,193	47.3%
Processing and services	224,331	20.0%	198,272	19.0%
Sales and marketing	166,176	14.8%	156,653	15.0%
Costs of products sold	103,163	9.2%	97,593	9.3%
General and administrative	70,130	6.3%	62,186	6.0%
Transition and acquisition	4,160	0.4%	6,091	0.6%
Amortization of acquisition intangibles	35,533	3.2%	18,352	1.8%
Change in fair value of contingent consideration	2,100	0.2%	(7,567)	(0.7)%
Total operating expenses	1,147,342	102.4%	1,025,773	98.3%
OPERATING INCOME (LOSS)	(28,114)	(2.5)%	18,871	1.8%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	3,258	0.3%	(1,938)	(0.2)%
Interest expense	(13,868)	(1.2)%	(8,566)	(0.8)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(38,724)	(3.5)%	8,367	0.8%
INCOME TAX EXPENSE (BENEFIT)	(18,884)	(1.7)%	4,435	0.4%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(19,840)	(1.8)%	3,932	0.4%
Loss (income) attributable to non-controlling interests, net of tax	(152)	—%	63	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(19,992)	(1.8)%	$3,995	0.4%
Although our Chief Operating Decision Maker (CODM) reviews information regarding segment profit for our three reportable segments of US Retail, International Retail and Incentives & Rewards, segment profit for US Retail excludes certain sales, marketing and operations personnel costs used by that segment in generating revenues, whereas such costs are included in segment profit for International Retail and Rewards & Incentives. Additionally, US Retail and International Retail utilize shared costs for technology personnel and related depreciation and amortization of developed technology and related hardware, which we do not include in the determination of segment profit, but we do include such costs in the determination of segment profit for Incentives & Rewards (see Note 10—Segment Reporting for additional information). Accordingly, in the following detailed discussions of our operating results, we discuss Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for our three reportable segments and discuss our remaining operating expenses at the consolidated level.

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following tables set forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 12-week and 36-week periods ended September 10, 2016 and September 12, 2015.

	12 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$248,138	$231,492	$16,646	7.2%
Program and other fees	64,857	61,416	3,441	5.6%
Marketing	17,943	16,311	1,632	10.0%
Product sales	30,622	43,446	(12,824)	(29.5)%
Total operating revenues	$361,560	$352,665	$8,895	2.5%
Partner distribution expense	178,363	161,852	16,511	10.2%
Operating revenues, net of Partner distribution expense	$183,197	$190,813	$(7,616)	(4.0)%

	36 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$750,693	$709,339	$41,354	5.8%
Program and other fees	207,718	171,942	35,776	20.8%
Marketing	52,098	59,112	(7,014)	(11.9)%
Product sales	108,719	104,251	4,468	4.3%
Total operating revenues	$1,119,228	$1,044,644	$74,584	7.1%
Partner distribution expense	541,749	494,193	47,556	9.6%
Operating revenues, net of Partner distribution expense	$577,479	$550,451	$27,028	4.9%
US Retail Segment
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our US Retail segment for the 12-week and 36-week periods ended September 10, 2016 and September 12, 2015.

	12 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$197,081	$214,941	$(17,860)	(8.3)%
Partner distribution expense	103,601	101,890	1,711	1.7%
Operating revenues, net of Partner distribution expense	$93,480	$113,051	$(19,571)	(17.3)%
Transaction dollar volume	$1,844,666	$2,040,745	$(196,079)	(9.6)%
Prepaid and processing revenues as a percentage of transaction dollar volume	9.2%	8.5%	0.7%	8.2%
Partner distribution expense as a percentage of prepaid and processing revenues	61.1%	58.6%	2.5%	4.3%

	36 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$652,359	$659,984	$(7,625)	(1.2)%
Partner distribution expense	330,283	313,628	16,655	5.3%
Operating revenues, net of Partner distribution expense	$322,076	$346,356	$(24,280)	(7.0)%
Transaction dollar volume	$5,904,531	$6,310,610	$(406,079)	(6.4)%
Prepaid and processing revenues as a percentage of transaction dollar volume	9.3%	8.6%	0.7%	8.1%
Partner distribution expense as a percentage of prepaid and processing revenues	60.4%	57.9%	2.5%	4.3%
Our Operating revenues, net of partner distribution expense decreased for the third quarter and first 36 weeks of 2016 due to a decrease in Transaction dollar volume and an increase in Partner distribution expense as a percentage of prepaid and processing revenue, partially offset by an increase in Prepaid and processing revenue as a percentage of transaction dollar volume:

•
Transaction dollar volume—On October 1, 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who do not accept EMV chip technology transactions. As a result, some of our non-EMV compliant retail distribution partners have taken restrictive measures around the sale of gift cards, in particular higher denomination open loop gift cards and some closed loop gift cards. These measures include establishing lower limits on credit card purchases of gift cards and removing higher denomination products from displays in impacted markets to mitigate their liability for fraudulent credit card activity in their stores, which decreased our transaction dollar volume. Although EMV implementation at these retail distribution partners is not under our control, based on our most current information provided by such non-EMV compliant retail distribution partners, we expect that our top U.S. distribution partners for our open loop gift products will have completed their EMV implementations in the vast majority of their store locations by the end of October 2016. We expect that the distributions partners would continue to remove the limits and controls implemented by them before they were EMV compliant and finish restoring our products to their displays during our fourth quarter. We expect the negative impact of restricted sales of high-denomination open loop gift cards to continue while they take these steps and message to their customers that such products are once again available for purchase using credit cards. Additionally, we discontinued certain low-margin financial services programs, including certain co-branded GPR products, which also decreased transaction dollar volume. These decreases were partially offset by higher sales of other prepaid products through our retail distribution partner network as well as an increase in sales through our online distribution channels, partially as a result of our acquisition of GiftCards in the first quarter of 2016.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Increased for the third quarter and first 36 weeks of 2016 due to the discontinuation of certain low-margin financial services programs. Additionally, the prepaid and processing revenue rate for open loop gift increased due to i) a higher commissions and fees rate and ii) revenue from interchange and deferred revenue from sales in prior periods that were proportionately higher. The higher commission and fees rate resulted from shift in mix from higher denomination cards to lower denomination cards as a result of the restrictions at non-EMV compliant distribution partners. The increase in the prepaid and processing revenue rate for open loop gift cards was partially offset by a lower program management fees rate that will continue to decrease as a result of a contract amendment with one of our issuing banks based on changing redemption patterns for open loop gift products. The prepaid and processing revenue rate for closed loop gift decreased slightly for the third quarter and first 36 weeks of 2016. Our adoption of ASU 2016-04 in the first 36 weeks of 2016 also did not have a material impact on our prepaid and processing revenue rate for the third quarter and first 36 weeks of 2016 (see Note 1—Recently Issued or Adopted Accounting Pronouncements in the notes to our condensed consolidated financial statements).

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased for the third quarter and first 36 weeks of 2016 due to i) an increase in the proportion of sales through retail distribution partners with higher commission share rates and ii) partially offset by a decrease in the proportion of open loop gift products sold as we share a smaller portion of our total revenues with our retail distribution partners for our program-managed Visa gift products. These impacts were partially offset by an increase in sales through our online distribution channels since we do not incur such expense for sales through our proprietary websites.

Our Operating revenues and Operating revenues, net of Partner distribution expense were also impacted by an increase of $2.7 million in marketing revenue for first 36 weeks of 2016, with minimal impact for the third quarter of 2016, and decreases of $13.6 million and $14.5 million in sales from Cardpool for the third quarter and first 36 weeks of 2016, respectively, due to the reduced number of retail kiosk for acquisition of its inventory.
In the second quarter of 2016, we entered into an agreement with NetSpend, whose GPR card products we already distribute, to exit our U.S program-managed GPR business under the PayPower brand, to assign the PayPower programs with our issuing bank to NetSpend and to provide the fixture space previously provided to PayPower to NetSpend. As a result of these agreements, we recognized a $4 million gain as a reduction in General and administrative expense which was substantially offset by the write-off of certain GPR technology assets. Additionally, we have agreed to provide NetSpend with certain transition services worth approximately $6 million, which we will recognize as revenue or a reduction of expense over the service period during 2016. During the third quarter and first 36 weeks of 2016, we recognized $1.3 million and $1.7 million in revenue, respectively, and $1.4 million and $2.2 million as a reduction in expense, respectively. We do not expect our exit from the program management of GPR cards to have a significant impact on our results of operations.
International Retail
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International Retail segment for the 12-week and 36-week periods ended September 10, 2016 and September 12, 2015.

	12 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$100,069	$83,671	$16,398	19.6%
Partner distribution expense	69,841	56,972	12,869	22.6%
Operating revenues, net of Partner distribution expense	$30,228	$26,699	$3,529	13.2%
Transaction dollar volume	$826,746	$661,890	$164,856	24.9%
Prepaid and processing revenues as a percentage of transaction dollar volume	10.8%	11.2%	(0.4)%	(3.6)%
Partner distribution expense as a percentage of prepaid and processing revenues	78.4%	77.2%	1.2%	1.6%

	36 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$279,311	$251,249	$28,062	11.2%
Partner distribution expense	198,703	169,578	29,125	17.2%
Operating revenues, net of Partner distribution expense	$80,608	$81,671	$(1,063)	(1.3)%
Transaction dollar volume	$2,325,476	$1,966,692	$358,784	18.2%
Prepaid and processing revenues as a percentage of transaction dollar volume	10.9%	11.0%	(0.1)%	(0.9)%
Partner distribution expense as a percentage of prepaid and processing revenues	78.3%	78.0%	0.3%	0.4%
Our Operating revenues, net of Partner distribution expense had a significant impact from pass-through marketing revenues (for which we have offsetting expense in Sales and marketing), which increased $1.7 million for the third quarter 2016 but decreased $9.2 million for the first 36 weeks of 2016. Excluding marketing revenue, Operating revenues, net of Partner distribution expense increased by $1.8 million, or 9.9%, for the third quarter of 2016 and $8.1 million, or 15.8%, for the first 36 weeks of 2016, primarily due to the increase in our Transaction dollar volume, partially offset by a decrease in Prepaid and processing revenue as a percentage of transaction dollar volume and an increase in Partner distribution expense as a percentage of prepaid and processing revenue.

•
Transaction dollar volume—Increased for both the third quarter and first 36 weeks of 2016 primarily due to increases in sales in Canada and Europe, primarily Germany and our acquisition of Didix in the fourth quarter of 2015, and through our sub-distributor relationships in Japan and South Korea, partially offset by decreases in Australia. Transaction dollar volume for the first 36 weeks of 2016 also decreased in Mexico and our sub-distributor relationship in South Africa but increased and remained flat for the third quarter of 2016 for these countries, respectively. On a constant currency basis, transaction dollar volume increased 17.1% and 16.1% for the third quarter and first 36 weeks of 2016, respectively.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—As a result of our adoption of ASU 2016-04, we recognized $1.4 and $4.0 million of breakage revenue in the third quarter and first 36 weeks of 2016, respectively. Excluding this benefit, the prepaid and processing revenue rates were 10.6% and 10.7% for the third quarter and first 36 weeks of 2016, respectively. The prepaid and processing revenue rate decreased due to an increase in the proportion of products sold in Germany which generates a lower prepaid and processing revenue rate.

•
Partner distribution expense as a percentage of prepaid and processing revenues—The adoption of ASU 2016-04 decreased the partner distribution expense rate for both third quarter and first 36 weeks of 2016, since certain cards for which we record breakage revenue are higher margin products. Excluding this benefit, the partner distribution expense rate increased to 79.7% and 79.6% for the third quarter and first 36 weeks of 2016, respectively, due to an increase in the proportion of sales through sub-distributor relationships, primarily Japan (which have higher commission share arrangements but for which we incur minimal other operating expenses), partially offset by increase in proportion of sales in Germany where we have lower commission sharing arrangements.

Changes in product sales had minimal impacts on Operating revenues and Operating revenues, net of Partner distribution expense.

Incentives & Rewards
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 12-week and 36-week periods ended September 10, 2016 and September 12, 2015.

	12 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$64,410	$54,053	$10,357	19.2%
Partner distribution expense	4,921	2,990	1,931	64.6%
Operating revenues net of Partner distribution expense	$59,489	$51,063	$8,426	16.5%
Transaction dollar volume	$540,860	$465,084	$75,776	16.3%
Prepaid and processing revenues as a percentage of transaction dollar volume	10.1%	9.7%	0.4%	4.1%
Partner distribution expense as a percentage of prepaid and processing revenues	9.0%	6.6%	2.4%	36.4%

	36 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
Total operating revenues	$187,558	$133,411	$54,147	40.6%
Partner distribution expense	12,763	10,987	1,776	16.2%
Operating revenues net of Partner distribution expense	$174,795	$122,424	$52,371	42.8%
Transaction dollar volume	$1,540,796	$1,382,941	$157,855	11.4%
Prepaid and processing revenues as a percentage of transaction dollar volume	10.3%	8.8%	1.5%	17.0%
Partner distribution expense as a percentage of prepaid and processing revenues	8.1%	9.0%	(0.9)%	(10.0)%
Our Operating revenues, net of Partner distribution expense increased for the third quarter and first 36 weeks of 2016 primarily due to increases in Prepaid and processing revenue as a percentage of transaction dollar volume and an increase in Transaction dollar volume. The change in Partner distribution expense as a percentage of prepaid and processing revenue had a negative impact for the third quarter of 2016 and a positive impact for the first 36 weeks of 2016:

•
Transaction dollar volume—Increased for the third quarter and first 36 weeks of 2016 due to our acquisition and growth of Achievers in the third quarter of 2015 and increases in e-Commerce sales, primarily due to our acquisition of GiftCards in the first quarter of 2016 and Extrameasures in the second quarter of 2016, partially offset by the loss of certain business clients which had lower margin programs.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—In the first quarter of 2016, we entered into a contractual amendment with one of our issuing banks to settle our right to receive future fees for cards issued under a legacy contract. The amendment resulted in a one-time benefit of $4.3 million which we recognized in Program and other fees. Excluding this benefit, our prepaid and processing revenue rate was 10.0% for the first 36 weeks of 2016, and our prepaid and processing revenue rate increased for both third quarter and first 36 weeks of 2016 due to our acquisition of Achievers, which generates a higher prepaid and processing revenue rate from its software revenue and the loss of certain business clients which had lower margin programs.

•
Partner distribution expense as a percentage of prepaid and processing revenue—Changes in the partner distribution expense rate reflect changes in transaction volume sold through business clients for which we recognize net pricing discounts as an expense.

Our Operating revenues and Operating revenues net of Partner distribution expense also increased for the third quarter and first 36 weeks of 2016 due to increases in product sales of $1.1 million and $18.7 million, respectively, primarily from our acquisition of Achievers.

Operating Expenses
The following tables set forth our consolidated operating expenses for the 12-week and 36-week periods ended September 10, 2016 and September 12, 2015.

	12 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	178,363	161,852	16,511	10.2%
Processing and services	75,090	68,246	6,844	10.0%
Sales and marketing	52,327	49,954	2,373	4.8%
Costs of products sold	29,122	40,577	(11,455)	(28.2)%
General and administrative	22,501	22,136	365	1.6%
Transition and acquisition	2,574	5,275	(2,701)	(51.2)%
Amortization of acquisition intangibles	10,376	6,875	3,501	50.9%
Change in fair value of contingent consideration	1,300	—	1,300	N/M
Total operating expenses	$371,653	$354,915	$16,738	4.7%

	36 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	541,749	494,193	47,556	9.6%
Processing and services	224,331	198,272	26,059	13.1%
Sales and marketing	166,176	156,653	9,523	6.1%
Costs of products sold	103,163	97,593	5,570	5.7%
General and administrative	70,130	62,186	7,944	12.8%
Transition and acquisition	4,160	6,091	(1,931)	(31.7)%
Amortization of acquisition intangibles	35,533	18,352	17,181	93.6%
Change in fair value of contingent consideration	2,100	(7,567)	9,667	N/M
Total operating expenses	$1,147,342	$1,025,773	$121,569	11.9%
Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
Processing and services expenses increased for both third quarter and first 36 weeks of 2016 due to increases in Prepaid and processing revenues of 6.9% and 8.8% for the third quarter and first 36 weeks of 2016, respectively, or 6.3% and 7.7%, respectively, when excluding the revenue benefits from contract amendments and breakage recognized for the adoption of ASU 2016-04. Excluding such benefits, Processing and services expenses as a percentage of Prepaid and processing revenues increased to 24.1% from 23.3% and to 23.6% from 22.5% for the third quarter and first 36 weeks of 2016, respectively, primarily due to increases in employee compensation and depreciation and amortization expenses, reflecting our continued expected growth with the short-term negative impact on revenues derived from our non-EMV compliant retail distribution partners.
The increases of $6.8 million for the third quarter ($26.1 million for the first 36 weeks of 2016) reflect:

•	$1.6 million increase for technology and operations personnel costs ($12.8 million for the first 36 weeks of 2016), including employee and contractor compensation, benefits and travel related costs;

•
$3.7 million increase for our technology infrastructure ($7.9 million for the first 36 weeks of 2016), including depreciation of capitalized software and related hardware, data center lease, hosting and connectivity, activation transaction processing and other equipment costs;

•
$1.3 million increase for our program management services ($3.3 million for the first 36 weeks of 2016), including card production, redemption transaction processing and customer care primarily for our Visa gift and open loop incentive cards, reflecting the increase in open loop cards sold in our Incentives & Rewards segment, partially offset by the decrease in the US Retail segment due to restrictions at our non-EMV compliant retail distribution partners;

•	$1.2 million increase in other net costs ($3.7 million for the first 36 weeks of 2016);

•	$0.5 million decrease in costs for maintaining our distribution network ($1.6 million for the first 36 weeks of 2016), including fulfillment and merchandising expenses.
Sales and Marketing
The changes in Sales and marketing expenses reflect increases in personnel costs, including employee compensation, benefits and travel related costs, as well as changes in program marketing and development expenses, which increased for the third quarter of 2016 but decreased for the first 36 weeks of 2016. Personnel costs increased by $0.5 million and $11.9 million for the third quarter and first 36 weeks of 2016, respectively, primarily from our acquisition of Achievers in the third quarter of 2015 and increases of $0.7 million and $3.1 million, respectively, in stock-based compensation. Program marketing and development expenses increased by $1.9 million for the third quarter, reflecting the increase of $1.6 million in marketing revenue, and such expenses decreased by $4.3 million for the first 36 weeks of 2016, reflecting a decrease of $7.0 million in marketing revenue (including $9.2 million in our International Retail segment). Sales and marketing expenses also reflect increases in other costs of $1.0 million and $3.5 million for the third quarter of 2016 and first 36 weeks of 2016, respectively, partially offset by the reduction in expense from transition services provided to NetSpend of $0.9 million and $1.6 million, respectively.
Costs of Products Sold
Costs of products sold decreased for the third quarter of 2016 due to the decrease in Product sales, primarily due to a decrease in sales from Cardpool, partially offset by an increase in sales for Achievers. Costs of products sold increased for the first 36 weeks of 2016 due to an increase in sales for Achievers, partially offset by a decrease in sales from Cardpool. Gross margin decreased for both third quarter and first 36 weeks of 2016 due to a decrease in the gross margin for Cardpool, partially offset by our acquisition of Achievers in the third quarter of 2015, which generates higher gross margins.
General and Administrative
General and administrative expenses increased primarily due to increases of $1.2 million and $5.8 million for the third quarter and first 36 weeks of 2016, respectively, in personnel costs, including employee compensation, benefits and travel related costs. Other costs decreased $0.3 million for the third quarter of 2016 and increased $3.5 million for the first 36 weeks of 2016. The increases in other costs includes increases of $1.0 million and $3.4 million in rent expense, reflecting our new lease agreement for our corporate offices and our acquisition of Achievers. These expenses were partially offset by $0.5 million and $1.4 million for the third quarter and first 36 weeks of 2016, respectively, for the services and the gain on our U.S GPR business to NetSpend, net of related write-offs of GPR technology assets.
Transition and Acquisition
Transition and acquisition expense for 2016 reflects our on-going acquisition activity, including our acquisitions of GiftCards and NimbleCommerce in the first quarter of 2016, Extrameasures in the second quarter of 2016 and Grass Roots in the fourth quarter. Transition and acquisition expense for 2015 reflects our acquisitions of Achievers in the third quarter of 2015 and Didix early in fourth quarter of 2015.
Amortization of Acquisition Intangibles
Amortization expense increased for both the third quarter and first 36 weeks of 2016 due to continued acquisition activity, including Achievers and Didix in the third quarter of 2015, GiftCards and NimbleCommerce in the first quarter of 2016 and Extrameasures in the second quarter of 2016.

Change in Fair Value of Contingent Consideration
The decrease in the estimated fair value of contingent consideration for the first 36 weeks of 2015 relates to our CardLab contingent consideration liability, reflecting the projected failure of financial targets to be met relating to the launch of incentive programs during the contingent earn-out measurement period. The increase in the estimated fair value of contingent consideration for the third quarter and first 36 weeks of 2016 reflects the accretion of the discount on estimated earnout and improvements on our projections of the earnout.
Other Income (Expense) and Income Tax Expense (Benefit)
The following tables set forth our consolidated other income (expense), and income tax expense (benefit) and effective tax rates for 12-week and 36-week periods ended September 10, 2016 and September 12, 2015

	12 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$2,360	$(1,421)	$3,781	(266.1)%
Interest expense	(5,684)	(3,231)	(2,453)	75.9%
Total other income (expense)	$(3,324)	$(4,652)	$1,328	(28.5)%
INCOME TAX EXPENSE (BENEFIT)	$(8,357)	$(3,290)	$(5,067)	154.0%
EFFECTIVE TAX RATE	62.3%	47.7%	14.6%

	36 weeks ended
	September 10, 2016	September 12, 2015	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$3,258	$(1,938)	$5,196	(268.1)%
Interest expense	(13,868)	(8,566)	(5,302)	61.9%
Total other income (expense)	$(10,610)	$(10,504)	$(106)	1.0%
INCOME TAX EXPENSE (BENEFIT)	$(18,884)	$4,435	$(23,319)	(525.8)%
EFFECTIVE TAX RATE	48.8%	53.0%	(4.2)%
Other Income (Expense)
Interest income and other income (expense), net increased for both the third quarter and first 36 weeks of 2016 primarily due to a $1.9 million from the gain on the sale of our member interest in Visa Europe and foreign exchange gains on intercompany transactions in 2016, as compared to losses in 2015.
Interest expense increased for both the third quarter and first 36 weeks of 2016 due to a higher applicable margin under our Credit Agreement and higher amounts of outstanding debt in 2016 resulting from increases in our term loan and higher use of our revolving line of credit, as well as the issuance of our convertible notes payable in the third quarter of 2016.
Income Tax Expense (Benefit)
Our effective tax rates were 62.3% and 47.7% for the 12 weeks ended September 10, 2016 and September 12, 2015, respectively, and 48.8% and 53.0% for the 36 weeks ended September 10, 2016 and September 12, 2015, respectively. The effective rate for the 12 weeks ended September 10, 2016 was higher due to a discrete tax benefit for a tax return to provision true-up, resulting in an increase to the effective tax rate due to pre-tax loss, and permanent tax adjustments from deemed foreign income and nondeductible acquisition expenses. The effective rate for the 36 weeks ended September 10, 2016 was lower due to a net reduction in 2015 in the value of our deferred tax assets from changes in certain state tax apportionment laws (which resulted in an increase to the effective tax rate for the 36 weeks ended September 12, 2015), partially offset by a discrete tax benefit for a tax return to provision true-up and excess tax benefits for employee stock based compensation, both increasing the effective tax rate due to pre-tax loss.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 36 weeks ended September 10, 2016 and September 12, 2015.

	36 weeks ended
	September 10, 2016	September 12, 2015
	(in thousands)
Net cash used in operating activities	$(639,637)	$(620,899)
Net cash used in investing activities	(177,018)	(154,308)
Net cash provided by financing activities	199,076	85,781
Effect of exchange rate changes on cash and cash equivalents	3,352	(7,467)
Net decrease in cash and cash equivalents	$(614,227)	$(696,893)
Cash Flows from Operating Activities
Our use of cash during both 36 weeks ended September 10, 2016 and September 12, 2015 primarily reflects the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits which are significantly impacted by the portion of gift card sales that occur in late December. Excluding the impact of these settlement related items, net cash provided by operating activities increased by $36.7 million to a source of cash of $78.2 million for the 36 weeks ended September 10, 2016 from a source of cash of $41.5 million for the 36 weeks ended September 12, 2015. This cash reduction reflects:

•
pre-tax income, adjusted for noncash reconciling items (excluding deferred income taxes), decreased $10.7 million, or 11.2%, to $84.9 million from $95.6 million, reflecting higher operating expenses relative to our increase in operating revenues due to the impact on revenue derived at non-EMV compliant retail distribution partners;

•
offset by a decrease of $11.4 million in our income tax payments to $5.0 million in net refunds for the 36 weeks ended September 10, 2016 from $6.4 million payment for the 36 weeks ended September 12, 2015, which include refunds of $0.9 million and $6.3 million for the 36 weeks ended September 10, 2016 and the 36 weeks ended September 12, 2015, respectively, for overpayments for Spin-Off taxes to certain states which we repaid to Safeway and present such repayment in financing activities. Excluding these refunds, our net income tax payments decreased by $16.8 million from a net refund of $4.1 million for the 36 weeks ended September 10, 2016 from a net payment of $12.7 million 36 weeks ended September 12, 2015, due to settlement of income tax receivables from Safeway related to periods before our initial public offering and our use of net operating loss carryforwards.

•
use of cash for non-settlement related operating assets and liabilities totaled $11.8 million and $47.5 million, for the 36 weeks ended September 10, 2016 and September 12, 2015, respectively, reflecting a significantly greater use of cash from accounts receivable for the 36 weeks ended September 12, 2015.

Cash Flows from Investing Activities
The net cash used in investing activities for 36 weeks ended September 10, 2016 totaled $177.0 million, which primarily included $144.3 million for our acquisitions of GiftCards, NimbleCommerce and Extrameasures, and $33.5 million for expenditures for property, equipment and technology. The net cash used in investing activities for the 36 weeks ended September 12, 2015 included $116.4 million related to our acquisitions of Achievers and Didix (as we had remitted the cash consideration of $38.0 million to the exchange agent prior to the end of the third quarter of 2015 but did not close until early fourth quarter) and expenditures for property, equipment and technology of $37.3 million.

Cash Flows from Financing Activities
In January 2016, we exercised our option to draw down an additional $100 million under our term loan, which we used to finance our acquisition of GiftCards. In March 2016, we made our scheduled term loan repayment of $37.5 million. In July 2016, we entered into an amendment and restatement to our Credit Agreement (the Restated Credit Agreement). We repaid all amounts outstanding under our revolving line of credit and $276 million of the $426 million outstanding under our term loan such that $150 million remained outstanding. Additionally, we issued $500 million of aggregate principal amount of 1.50% Convertible Senior Notes due in January 2022. Concurrently with the pricing of the Notes, we purchased call options for our own common stock to hedge the Notes for $75.8 million, sold call options for our own common stock for $47.0 million and repurchased $34.8 million of our common stock. Collectively, these activities, net of debt issuance costs, provided us with $206.7 million during the 36 weeks ended September 10, 2016. Significant additional cash flows from financing activities during the 36 weeks ended September 10, 2016 include repayments $9.0 million for debt assumed from business acquisitions and net proceeds of $2.4 million from employee stock-related activities. For additional information on the terms of these agreements, including the total capacity of our Restated Credit Agreement, repayment terms of Restated Credit Agreement and significant terms of our Convertible Senior Notes, purchased call options and sold call options, see Note 3—Financing.
The net cash provided by financing activities for the 36 weeks ended September 12, 2015 totaled $85.8 million, including a $100.0 million net increase in our revolving line of credit, $11.3 million scheduled repayment of our term loan and repayments of $6.3 million on our notes payable to Safeway related to Spin-Off tax refunds, as described in cash flows from operating activities.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 2, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 10, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 10, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 10, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. We believe that the suit is without merit, and we are vigorously defending ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint.  On July 7, 2015, we filed a motion to dismiss the case in its entirety. On February 26, 2016, the Court granted the motion to dismiss in part, dismissing two claims of the amended complaint. On March 25, 2016, we filed our answer denying the remaining claims and a counterclaim for attorneys’ fees pursuant to the merger agreement contemplating the acquisition of CardLab, Inc. between the parties. On June 22, 2016, the plaintiff filed a motion to dismiss our counterclaim for indemnification. On July 22, 2016, we filed an amended counterclaim in response. The litigation is in the early stage of discovery.
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to indirect or other value added taxes typically on commissions or fees received from non-residents content providers.
ITEM 1A. RISK FACTORS

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock and our 2022 Notes could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business. Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended January 2, 2016, except those set forth below.

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
For examples, payment processors Europay, MasterCard and Visa, or EMV, set a deadline of October 2015 for retailers to install and implement in their point-of-sale systems new terminals that would accept credit and debit cards that have an embedded chip on them. The chip is used in the transaction checkout instead of the magnetic strip and has information about the card holder and a unique transaction identification number that can only be used once. This chip-on-card technology prohibits fraudulent duplication of credit and debit cards and helps eliminate one of the primary sources of fraud at point of sale.

There are significant risks in delayed application of the EMV chip card standards to our retail distribution partners, which may have adverse implications for our business. Namely, if a retailer did not achieve EMV-compliance by October 2015, all liability for payment fraud losses incurred by such retailer shifted from the banks issuing the credit and debit cards to the EMV-non-compliant retailers. In response, some of our EMV-non-compliant retail distribution partners have taken measures in their stores to limit their exposure to liability for fraud losses by limiting or controlling the sales of higher denomination gift cards. While we have been assisting retailers in implementing alternative fraud prevention practices such as identity verification and credit card authentication, the actions taken by retailers to limit their liability for fraud losses during a transition to EMV compliance have had a material adverse impact on our results of operations and financial condition. In addition, consumers may have changed their shopping behavior away from our distribution partners or our products resulting from limits or controls implemented by our distribution partners during their transition to EMV compliance. We cannot guarantee the timing and manner that our distribution partners remove the limits or controls implemented by them during the period before they achieve EMV compliance. Either of these factors could have an adverse impact on our results of operations and financial condition.
Our credit and security agreements with Wells Fargo Bank, National Association, and other financial institutions contain certain restrictions that limit our flexibility in operating our business and, in the event of a default, could have a material adverse impact on our business and results of operations.
On July 27, 2016, we entered into an Amended and Restated Credit Agreement (the Restated Credit Agreement) with the lenders party thereto and Wells Fargo Bank, National Association as administrative agent (the Administrative Agent). The Restated Credit Agreement amends and restates our Credit Agreement dated as of March 28, 2014 with the Administrative Agent and the financial institutions party thereto as lenders. The Restated Credit Agreement provides for the extension of credit in an aggregate principal amount of up to $700 million, consisting of revolving loans in an aggregate principal amount not to exceed $400 million (the Revolving Credit Facility) and term loans in an aggregate principal amount not to exceed $300 million (the Term Loan Facility). We have the ability from time to time to increase the commitments under the Revolving Credit Facility and/or the Term Loan Facility (subject to compliance with specified conditions), with the aggregate amount of all such Revolving Credit Facility and/or Term Loan Facility increases not to exceed an incremental $300 million. The Revolving Credit Facility and the Term Loan Facility are scheduled to mature on July 27, 2021. The Restated Credit Agreement and other related agreements contain customary restrictions on us and our subsidiaries. Subject to a number of important exceptions, these limitations include covenants that limit or restrict us and our subsidiaries from:
•incurring additional indebtedness or modifying subordinated indebtedness;
•granting liens on or with respect to any of our property;
•making investments;
•consolidating or merging with, or acquiring, another business;
•selling or otherwise disposing of our assets;
•paying dividends and making other distributions to our stockholders;
•entering into certain transactions with our affiliates;
•redeeming our stock;
•amending our charter documents;
•changing the nature of our business;
•entering into sale-leaseback agreements; and
•disposing of our interests in certain subsidiaries.

Our obligations under the Restated Credit Agreement are secured by security interests in all of our present and future personal property and those of certain current and future subsidiaries (other than our regulated assets). In addition, the Restated Credit Agreement contains financial covenants that require us to maintain specified financial ratios and satisfy certain financial condition tests. This may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.
The breach of any of these covenants would result in a default under the Restated Credit Agreement. Any default, if not waived, could result in our lenders terminating commitments to make loans or extend other credit to us. In the event of a default, the lenders also could accelerate and declare all or any obligations immediately due, and could take possession of or liquidate collateral. If any of these events occur, we may be unable to refinance the Restated Credit Agreement on favorable terms, if at all, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the termination of the Restated Credit Agreement may adversely affect our ability to maintain our relationships with our content providers or adversely affect our cash flows.

Our debt could adversely impact our operating income and growth prospects and make us vulnerable to adverse economic and industry conditions.
Our indebtedness could make it more challenging for us to obtain additional financing to fund our business strategy, acquisitions, debt service requirements, capital expenditures and working capital. It could also increase our vulnerability to interest rate changes and general adverse economic and industry conditions. This could limit our flexibility in planning for or reacting to changes in our business and our markets and place us at a competitive disadvantage relative to our competitors that have less debt.
Future economic and credit market conditions may limit our access to additional capital, at a time when the Restated Credit Agreement would otherwise permit additional financing, or may preclude our ability to refinance our existing indebtedness. If our lenders suffer from declining financial conditions, their ability to fund their commitments may be adversely affected, in which case we could be required yet unable to obtain replacement financing on similar or acceptable terms, if at all. A deterioration in the credit markets generally could further affect our ability to access sufficient financing or capital. Such limitations could have a material adverse impact on our operations and thus on our operating income, growth prospects and financial condition.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
On July 21, 2016, we completed an offering of $500 million principal amount of our 2022 Notes. The 2022 Notes bear interest at a rate of 1.5% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2017, and mature on January 15, 2022. In addition, on July 27, 2016, we entered into the Restated Credit Agreement for a $700.0 million credit facility, to replace our prior credit facility. Please see the Risk Factor titled “Our credit and security agreements with Wells Fargo Bank, National Association, and other financial institutions contain certain restrictions that limit our flexibility in operating our business and, in the event of a default, could have a material adverse impact on our business and results of operations” for additional information. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes and our Restated Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the 2022 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2022 Notes that could have the effect of diminishing our ability to make payments on the notes when due. Our new credit facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
We may not have the ability to raise the funds necessary to settle conversions of the 2022 Notes or to repurchase the 2022 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2022 Notes.
Holders of our 2022 Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of our notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2022 Notes or make cash payments upon conversions of the 2022 Notes.
The conditional conversion feature of the 2022 Notes, if triggered, may adversely affect our financial condition and operating results.
If the conditional conversion feature of the 2022 Notes is triggered, holders of the notes will be entitled to convert them at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the 2022 Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.
The convertible note hedge and warrant transactions related to our 2022 Notes may affect the value of our common stock.
In connection with the 2022 Notes offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers of the 2022 Notes, which we refer to as the “option counterparties.” The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. We also entered into warrant transactions with the option counterparties. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants.
We are subject to counterparty risk with respect to the convertible note hedge transactions.
We are subject to the risk that the option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. In the past, economic conditions have resulted in the actual or perceived failure or financial difficulties of a number of financial institutions. If the option counterparties become subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such counterparties. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by the option counterparties, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal period during the 12 weeks ended September 10, 2016:

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(5)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 19, 2016 to July 16, 2016	45	(2)	$33.29	—	$—
July 17, 2016 to August 13, 2016	996,400	(3)	$34.97	—	$—
August 14, 2016 to September 10, 2016	—		$—	—	$—
Total	996,445		$—	—	$—
_________________________

(1)
This table does not include shares of Common Stock that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting of restricted stock units or exercise of options or stock appreciation rights.

(2)	The number represents the shares of Common Stock that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting of restricted stock awards.

(3)
In conjunction with the issuance of the 2022 Notes, following a press release announcement of July 20, 2016, we repurchased shares of our common stock for $34.8 million (out of an approved amount of $35 million) at a price per share of $34.97 on July 27, 2016. There will be no further repurchases in connection with this transaction.

(4)	Average price paid per share of Common Stock does not include brokerage commissions.

(5)	The Company does not currently have a share repurchase program.

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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: October 18, 2016

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
4.1	Indenture related to the 1.50% Convertible Senior Notes due 2022, dated as of July 27, 2016, among Blackhawk Network Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35882	4.1	July 28, 2016
4.2	Form of 1.50% Convertible Senior Note due 2022 (included with Exhibit 4.1)	8-K	001-35882	4.2	July 28, 2016
10.1	Letter Agreement, dated July 21, 2016, between the Company and Wells Fargo Bank, National Association, regarding Note Hedge Transaction	8-K	001-35882	10.1	July 28, 2016
10.2	Letter Agreement, dated July 21, 2016, between the Company and Bank of America, N.A., regarding Note Hedge Transaction	8-K	001-35882	10.2	July 28, 2016
10.3	Letter Agreement, dated July 21, 2016, between the Company and Bank of Montreal, regarding Note Hedge Transaction	8-K	001-35882	10.3	July 28, 2016
10.4	Letter Agreement, dated July 21, 2016, between the Company and Wells Fargo Bank, National Association, regarding Warrant Transaction	8-K	001-35882	10.4	July 28, 2016
10.5	Letter Agreement, dated July 21, 2016, between the Company and Bank of America, N.A., regarding Warrant Transaction	8-K	001-35882	10.5	July 28, 2016
10.6	Letter Agreement, dated July 21, 2016, between the Company and Bank of Montreal, regarding Warrant Transaction	8-K	001-35882	10.6	July 28, 2016
10.7	Letter Agreement, dated July 22, 2016, between the Company and Wells Fargo Bank, National Association, regarding Note Hedge Transaction	8-K	001-35882	10.7	July 28, 2016
10.8	Letter Agreement, dated July 22, 2016, between the Company and Bank of America, N.A., regarding Note Hedge Transaction	8-K	001-35882	10.8	July 28, 2016
10.9	Letter Agreement, dated July 22, 2016, between the Company and Bank of Montreal, regarding Note Hedge Transaction	8-K	001-35882	10.9	July 28, 2016
10.10	Letter Agreement, dated July 22, 2016, between the Company and Wells Fargo Bank, National Association, regarding Warrant Transaction	8-K	001-35882	10.10	July 28, 2016
10.11	Letter Agreement, dated July 22, 2016, between the Company and Bank of America, N.A., regarding Warrant Transaction	8-K	001-35882	10.11	July 28, 2016
10.12	Letter Agreement, dated July 22, 2016, between the Company and Bank of Montreal, regarding Warrant Transaction	8-K	001-35882	10.12	July 28, 2016

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.13	Amended and Restated Credit Agreement dated as of July 27, 2016, by and among the Company and the lenders identified on the signature pages thereto, including Wells Fargo Bank, National Association, as both lender and administrative agent	8-K	001-35882	10.1	August 1, 2016
10.14	Reaffirmation Agreement dated as of July 27, 2016, executed by the Company and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent	8-K	001-35882	10.2	August 1, 2016
10.15	First Amendment to Lease Agreement, effective as of September 22, 2016, between Blackhawk Network, Inc. and 6200 Stoneridge Mall Road Investors LLC					X
10.16	Separation Agreement, dated as of October 17, 2016, by and between Blackhawk Network, Inc. and Christopher Crum					X
31.1	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1*	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

______________________

*
The certification attached as Exhibit 32.1 to this Quarterly Report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report), irrespective of any general incorporation language contained in such filing.