Form 10-Q/A
period 2016-06-18
BLACKHAWK NETWORK HOLDINGS, INC
filed 2017-02-24
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 18, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2016 (the “Form 10-Q”). This Amendment is being filed solely to file a revised form of Exhibit 10.1 to the Form 10-Q (certain portions of which are omitted pursuant to a confidential treatment request submitted with the SEC). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q, including the change in our filing status to a large accelerated filer. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after July 28, 2016) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS
A list of exhibits filed with this report or incorporated herein by reference is found in the Index to Exhibits immediately following the signature page of this report and is incorporated into this Item 6 by reference. The list of exhibits under Item 6 of Part II of the Form 10-Q is hereby amended such that Exhibit 10.1 is replaced in its entirety by the document attached as Exhibit 10.1 to this Amendment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: February 24, 2017

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.1†	Amendment No. 4 to Servicing Agreement, dated as of May 6, 2016, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.					X
10.2†#	Amendment No. 5 to Servicing Agreement, dated as of June 16, 2016, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.
31.1	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*#	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and, 18 U.S.C. Section §1350.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase

______________________

#	These exhibits were previously included in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 18, 2016, filed with the Securities and Exchange Commission on July 28, 2016.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
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