Form 10-Q
period 2017-03-25
BLACKHAWK NETWORK HOLDINGS, INC
filed 2017-05-02
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2017, there were 56,330,000 shares of the Registrant’s common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 25, 2017	December 31, 2016	March 26, 2016
ASSETS
Current assets:
Cash and cash equivalents	$214,536	$1,008,125	$212,950
Restricted cash	56,832	10,793	3,189
Settlement receivables, net	319,557	641,691	317,585
Accounts receivable, net	259,138	262,672	224,559
Other current assets	177,463	131,375	100,361
Total current assets	1,027,526	2,054,656	858,644
Property, equipment and technology, net	173,403	172,381	166,223
Intangible assets, net	340,846	350,185	278,734
Goodwill	570,313	570,398	486,472
Deferred income taxes	361,404	362,302	351,161
Other assets	85,647	85,856	80,083
TOTAL ASSETS	$2,559,139	$3,595,778	$2,221,317

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value) (Unaudited)
	March 25, 2017	December 31, 2016	March 26, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$547,179	$1,626,827	$532,419
Consumer and customer deposits	199,822	173,344	97,100
Accounts payable and accrued operating expenses	143,858	153,885	105,492
Deferred revenue	140,834	150,582	110,560
Note payable, current portion	7,390	9,856	155,851
Notes payable to Safeway	2,909	3,163	4,129
Bank line of credit	14,415	—	114,672
Other current liabilities	85,651	51,176	40,583
Total current liabilities	1,142,058	2,168,833	1,160,806
Deferred income taxes	28,200	27,887	19,534
Note payable	130,560	137,984	268,584
Convertible notes payable	431,941	429,026	—
Other liabilities	37,745	39,653	15,062
Total liabilities	1,770,504	2,803,383	1,463,986
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 56,290, 55,667 and 56,131 shares outstanding, respectively	56	56	57
Additional paid-in capital	612,328	608,568	569,728
Accumulated other comprehensive loss	(42,861)	(48,877)	(35,139)
Retained earnings	214,833	228,451	218,258
Total Blackhawk Network Holdings, Inc. equity	784,356	788,198	752,904
Non-controlling interests	4,279	4,197	4,427
Total stockholders’ equity	788,635	792,395	757,331
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,559,139	$3,595,778	$2,221,317
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except for per share amounts)
(Unaudited)

	12 weeks ended
	March 25, 2017	March 26, 2016
OPERATING REVENUES:
Commissions and fees	$255,206	$239,624
Program and other fees	100,910	75,442
Marketing	14,281	13,459
Product sales	36,839	37,937
Total operating revenues	407,236	366,462
OPERATING EXPENSES:
Partner distribution expense	179,476	172,155
Processing and services	102,272	73,941
Sales and marketing	62,785	53,338
Costs of products sold	36,193	35,732
General and administrative	29,025	23,497
Transition and acquisition	451	945
Amortization of acquisition intangibles	13,025	9,898
Change in fair value of contingent consideration	1,040	—
Total operating expenses	424,267	369,506
OPERATING INCOME (LOSS)	(17,031)	(3,044)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	836	412
Interest expense	(6,943)	(4,066)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(23,138)	(6,698)
INCOME TAX EXPENSE (BENEFIT)	(9,775)	(3,237)
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(13,363)	(3,461)
Loss (income) attributable to non-controlling interests, net of tax	(123)	(92)
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(13,486)	$(3,553)
EARNINGS (LOSS) PER SHARE:
Basic	$(0.24)	$(0.06)
Diluted	$(0.24)	$(0.06)
Weighted average shares outstanding—basic	55,904	55,752
Weighted average shares outstanding—diluted	55,904	55,752
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	12 weeks ended
	March 25, 2017	March 26, 2016
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$(13,363)	$(3,461)
Other comprehensive income (loss):
Currency translation adjustments	5,975	5,066
COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(7,388)	1,605
Comprehensive loss (income) attributable to non-controlling interests, net of tax	(82)	(102)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(7,470)	$1,503
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	12 weeks ended
	March 25, 2017	March 26, 2016
OPERATING ACTIVITIES:
Net income (loss) before allocation to non-controlling interests	$(13,363)	$(3,461)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	11,600	9,915
Amortization of intangibles	14,218	11,048
Amortization of deferred program and contract costs	7,397	7,166
Amortization of deferred financing costs and debt discount	3,162	440
Loss on property, equipment and technology disposal/write-down	108	5
Employee stock-based compensation expense	8,401	8,000
Change in fair value of contingent consideration	1,040	—
Other	1,605	34
Changes in operating assets and liabilities:
Settlement receivables	330,177	311,722
Settlement payables	(1,080,989)	(1,072,424)
Accounts receivable, current and long-term	(7,666)	18,053
Other current assets	(2,215)	7,355
Other assets	(3,158)	(4,476)
Consumer and customer deposits	(24,484)	14,690
Accounts payable and accrued operating expenses	(4,218)	(27,404)
Deferred revenue	3,585	(7,745)
Other current and long-term liabilities	(1,403)	(16,332)
Income taxes, net	(9,944)	(4,271)
Net cash (used in) provided by operating activities	(766,147)	(747,685)
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(16,697)	(9,160)
Business acquisitions, net of cash acquired	(10,881)	(113,114)
Investment in unconsolidated entities	(5,200)	—
Net cash (used in) provided by investing activities	(32,778)	(122,274)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	12 weeks ended
	March 25, 2017	March 26, 2016
FINANCING ACTIVITIES:
Repayment of debt assumed in business acquisitions	—	(8,964)
Proceeds from issuance of note payable	—	100,000
Repayment of note payable	(10,000)	(37,500)
Borrowings under revolving bank line of credit	667,936	636,445
Repayments on revolving bank line of credit	(653,521)	(521,773)
Repayment on notes payable to Safeway	(254)	—
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	3,700	432
Other stock-based compensation related	(8,897)	(1,752)
Net cash (used in) provided by financing activities	(1,036)	166,888
Effect of exchange rate changes on cash and cash equivalents	6,372	1,445
Decrease in cash and cash equivalents	(793,589)	(701,626)
Cash and cash equivalents—beginning of period	1,008,125	914,576
Cash and cash equivalents—end of period	$214,536	$212,950

NONCASH FINANCING AND INVESTING ACTIVITIES:
Financing of business acquisition with contingent consideration	$2,000	$—
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Significant Accounting Policies
The Company
Blackhawk Network Holdings, Inc., together with its subsidiaries (“we”, “us”, “our”, the “Company”), is a leading prepaid payment network utilizing proprietary technology to offer consumers and businesses a broad selection of prepaid cards in physical and electronic forms, as well as complementary prepaid products, payment services and incentives solutions. We currently offer our products and/or solutions directly or through commercial relationships in the United States and 25 other countries and can deliver solutions in over 100 countries. Our product offerings include single-use gift cards; loyalty, incentive and reward products and services; prepaid telecom products and prepaid financial services products, including general purpose reloadable (“GPR”) cards, and our reload network (collectively, “prepaid products”). We offer gift cards from leading consumer brands (known as “closed loop”) as well as branded gift and incentive cards from leading payment network card associations such as American Express, Discover, MasterCard and Visa (known as “open loop”) and prepaid telecom products offered by prepaid wireless telecom carriers. We also distribute GPR cards and operate a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards. We distribute these prepaid products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as “retail distribution partners”) in the Americas, Europe, Africa, Australia and Asia and provide these prepaid products and related services to business clients for their loyalty, incentive and reward programs.
Basis of Presentation
The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. We have prepared our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to such rules and regulations. Accordingly, our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2017 (the “Annual Report”). We have prepared our condensed consolidated financial statements on the same basis as our annual audited consolidated financial statements and, in the opinion of management, have reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations for the interim periods presented. Our results for the interim periods are not necessarily reflective of the results to be expected for the year ending December 30, 2017 or for any other interim period or other future year. Our condensed consolidated balance sheet as of December 31, 2016, included herein was derived from our audited consolidated financial statements as of that date but does not include all disclosures required by GAAP for annual financial statements, including notes to the financial statements.
Seasonality
For our retail business, a significant portion of gift card sales occurs in late December each year during the holiday selling season. As a result, we earn a significant portion of our revenues, net income and cash flows during the fourth quarter of each year and remit the majority of the cash, less commissions, to our content providers in January of the following year. The timing of our fiscal year-end, December holiday sales and the related January cash settlement with content providers significantly increases our Cash and cash equivalents, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. The cash settlement with our content providers in January accounts for the majority of the use of cash from operating activities in our condensed consolidated statements of cash flows during our first three fiscal quarters. We also experience an increase in revenues, net income and cash flows during the second quarter of each year, which we primarily attribute to the Mother’s Day, Father’s Day and graduation gifting season and the Easter holiday. Depending on when the Easter holiday occurs, the associated increase is in either the first or second quarter. As a result, quarterly financial results are not necessarily reflective of the results to be expected for the year or any other interim or future period. Seasonality also impacts our incentives businesses, but such impact is smaller in comparison to our retail business.

Recently Issued or Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606), which along with amendments issued in 2015 and 2016, will replace nearly all current U.S. GAAP guidance on this topic with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance is to be applied retrospectively either to each reporting period presented (full retrospective method) or with the cumulative effect of initially applying the guidance at the date of initial application for reporting periods beginning after December 15, 2017. Early adoption is not permitted. We currently anticipate adopting this standard using the full retrospective method in the first quarter of fiscal 2018, and we are currently evaluating the impact of this guidance on our condensed financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. The ASU is to be applied prospectively for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We have early-adopted this standard in the first quarter of 2017, however, it has no impact on our financial statements unless we determine in the future that goodwill is impaired at one of our reporting units.
Significant Accounting Policies
There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in the audited consolidated financial statements and related notes included in the Annual Report.

2. Business Acquisitions
2017 Acquisition
During the current quarter, we completed an acquisition of a rebates and incentives business for total consideration of approximately $19.0 million, which includes $17.0 million cash on hand and approximately $2.0 million related to contingent consideration, which is a cash payment of up to $2.0 million based on the performance of the acquired business through December 31, 2017. In aggregate, $6.1 million cash was acquired, and based on our initial estimates of the purchase price allocation, $9.1 million was attributed to intangible assets, $9.1 million was attributed to goodwill, and $5.3 million was attributed to net tangible liabilities acquired.
We expect to deduct goodwill and identifiable technology and intangible assets for tax purposes, a portion of which will commence upon settlement of contingent consideration and contingent liabilities.
Pro forma results of operations have not been presented because they are not material to the condensed consolidated results of operations.
For the intangible assets acquired during the current quarter, customer relationships have an average useful life of 10 years.
We have not presented separate results of operations since closing or combined pro forma financial information of us and the acquisition since the beginning of fiscal 2016, as results of operations for the acquisition are immaterial.
Acquisition-related expenses totaled $0.2 million, which we include in Transition and acquisition expense.
2016 Acquisitions
There were no measurement period adjustments made during the first quarter of 2017. The measurement period for IMShopping, Inc. and its subsidiary (collectively, “NimbleCommerce”) is now closed.

3. Financing
Credit Agreement
In March 2017, we repaid $10.0 million of the term loan outstanding under our Credit Agreement, as amended and restated (the “Restated Credit Agreement”).
On April 20, 2017, we borrowed an additional $50.0 million of term loans under the Restated Credit Agreement. The terms of the new term loans are substantially similar to the outstanding term loan.
The following table presents the amounts due by maturity date of our term loan and convertible notes as of the date we drew down the additional $50.0 million (in thousands):

As of April 20, 2017
2018	$10,000
2019	10,000
2020	20,000
2021	150,000
2022	500,000
Total long-term debt	$690,000
On April 25, 2017, we entered into a First Amendment to the Restated Credit Agreement to extend our term loan commitments to January 12, 2018 and made certain modifications to the financial and other covenants to add operating flexibility, including modification of the leverage covenant and increasing the dollar limitation on dividends, stock repurchases and other restricted payments under certain conditions.
As a result of the covenants in our Restated Credit Agreement which require us to maintain certain leverage ratios of total debt to adjusted EBITDA (as defined in the Restated Credit Agreement), and depending on our levels of adjusted EBITDA, we are limited in our ability to incur additional indebtedness either under the Restated Credit Agreement or through other debt facilities. These limitations also affect the amount of capital we can allocate to acquisitions, internal capital developments and capital returned to stockholders.

4. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair values of these assets and liabilities as of March 25, 2017, December 31, 2016 and March 26, 2016 (in thousands):

	March 25, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$4,073	$—	$—	$4,073
Liabilities
Contingent consideration	$—	$—	$21,096	$21,096

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$300,015	$—	$—	$300,015
Liabilities
Contingent consideration	$—	$—	$23,752	$23,752

	March 26, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$5,100	$—	$—	$5,100
Liabilities
Contingent consideration	$—	$—	$—	$—
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper.
During the 12 weeks ended March 25, 2017, there were no transfers between levels.
Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing. Level 3 includes the estimated fair value of our contingent consideration liabilities.
Term loan —As of March 25, 2017, using Level 2 inputs, we estimate the fair value of our term loan to be approximately $140.0 million.
Convertible notes payable—As of March 25, 2017, using Level 2 inputs, we estimate the fair value of our convertible notes payable to be approximately $520.0 million.
Contingent Consideration—We estimate the fair value of the contingent consideration based on our estimates of the probability of achieving the relevant targets and discount rates reflecting the risk of meeting these targets.
The changes in fair value of contingent consideration for the 12 weeks ended March 25, 2017 and March 26, 2016 are as follows (in thousands):

	12 weeks ended
	March 25, 2017	March 26, 2016

Balance, beginning of period	$23,752	$—
Addition from acquisition (see Note 2—Business Acquisitions)	2,000	—
Change in fair value of contingent consideration	1,040	—
Settlements	(5,696)	—
Balance, end of period	$21,096	$—
We present the change in the fair value of contingent consideration in Change in fair value of contingent consideration and as a noncash adjustment to net income in our condensed consolidated statements of cash flows. The increase in fair value reflects the passage of time on the contingent consideration. As of March 25, 2017, related to our acquisition of 888extramoney.com LLC (“Extrameasures”), $5.7 million was estimated to be payable for achieving relevant targets during the first earn-out year, and we estimated the fair value of the remaining contingent consideration based on our estimates of the amounts payable for and probability of achieving the relevant targets and a discount rate of 17%. A significant increase (decrease) in our estimates of the amounts payable for and probability of achieving the relevant targets or a significant decrease (increase) in the discount rate could materially increase (decrease) the estimated fair value of contingent consideration.

5. Consolidated Financial Statement Details
The following tables represent the components of Other current assets, Other assets, Other current liabilities and Other liabilities as of March 25, 2017, December 31, 2016 and March 26, 2016 consisted of the following (in thousands):

	March 25, 2017	December 31, 2016	March 26, 2016
Other current assets:
Inventory	$48,683	$43,950	$40,506
Deferred expenses	16,556	22,148	11,833
Income tax receivables	22,960	13,599	18,259
Other	44,313	51,678	29,763
Assets held for sale	44,951	—	—
Total other current assets	$177,463	$131,375	$100,361
Other assets:
Deferred program and contract costs	$43,677	$48,066	$46,103
Other receivables	1,475	2,713	3,239
Income taxes receivable	2,358	2,358	6,155
Deferred financing costs	2,552	2,688	1,888
Other	35,585	30,031	22,698
Total other assets	$85,647	$85,856	$80,083
Other current liabilities:
Payroll and related liabilities	$28,198	$24,944	$23,444
Income taxes payable	3,860	4,199	1,822
Acquisition liability	9,047	6,672	—
Other payables and accrued liabilities	9,836	15,361	15,317
Liabilities held for sale	34,710	—	—
Total other current liabilities	$85,651	$51,176	$40,583
Other liabilities:
Acquisition liability	$17,744	$17,080	$—
Income taxes payable	7,056	6,957	4,839
Deferred income and other liabilities	12,945	15,616	10,223
Total other liabilities	$37,745	$39,653	$15,062

Assets held for sale
During the first quarter of 2017, management approved a plan to sell all assets and liabilities related to The Grass Roots Group Holdings Limited and its subsidiaries (collectively, “Grass Roots”) Meetings & Events (“M&E”) business. It is probable that such sale will occur within one year. As a result, beginning from the time the plan was approved, each of the relevant asset and liability balances will be accounted for as held for sale and measured at the lower of its carrying value or fair value less cost to sell. Based on the purchase price allocation performed in the fourth quarter of 2016, we believe that the carrying value of all the relevant assets and liabilities does not exceed fair value less cost to sell.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the M&E business as of March 25, 2017 (in thousands):

March 25, 2017

Accounts receivable, net	$14,677
Other current assets	11,478
Property, equipment and technology, net	992
Goodwill	11,267
Intangible assets, net	5,483
Deferred income taxes	1,054
Total assets held for sale	$44,951

Settlement payables	$11,141
Accounts payable and accrued operating expenses	4,243
Consumer and customer deposits	1,712
Other current liabilities	3,536
Deferred revenue	13,965
Deferred income taxes	113
Total liabilities held for sale	$34,710
During the first quarter of 2017, the M&E business incurred a pre-tax loss of $0.2 million during the period it was accounted for as asset held for sale.
6. Goodwill

We have assigned goodwill to our U.S. Retail, International and Incentives & Rewards segments. To date, we have not recorded any impairment charges against or disposed of any reporting units with goodwill. During the first quarter of 2017, as a result of changes in reporting financial results to our Chief Operating Decision Maker (“CODM”), we concluded that we would report the international incentives businesses within the International reportable segment. Accordingly, we re-allocated a portion of the goodwill from the historical Incentives & Rewards segment to the International segment based on their relative fair values. A summary of changes in goodwill during the 12 weeks ended March 25, 2017 is as follows (in thousands):

	March 25, 2017
	U.S. Retail	Incentives & Rewards	International	Total
Balance, beginning of period	$99,685	$366,508	$104,205	$570,398
Re-allocation of goodwill to International	—	(7,152)	7,152	—
Acquisition (see Note 2—Business Acquisitions)	—	9,098	—	9,098
Asset held for sale (see Note 5—Consolidated Financial Statement Details)	—	—	(11,267)	(11,267)
Foreign currency translation adjustments	—	103	1,981	2,084
Balance, end of period	$99,685	$368,557	$102,071	$570,313

7. Stock-Based Compensation

During the 12 weeks ended March 25, 2017, our Board of Directors granted 876,001 restricted stock units and 200,700 performance stock units.

The following table presents total stock-based compensation expense according to the income statement line in our condensed consolidated statements of income (loss) for the 12 weeks ended March 25, 2017 and March 26, 2016 (in thousands):

	12 weeks ended
	March 25, 2017	March 26, 2016
Processing and services	$1,702	$1,409
Sales and marketing	2,812	2,814
Cost of products sold	17	16
General and administrative	3,870	3,761
Total stock-based compensation expense	$8,401	$8,000

8. Income Taxes
Our effective tax rates were 42.2% and 48.3% for the 12 weeks ended March 25, 2017 and March 26, 2016, respectively. The effective rate for the 12 weeks ended March 25, 2017 was lower primarily due to a decreased rate benefit for excess tax benefits of employee stock-based compensation as a result of higher pre-tax loss for the 12 weeks ended March 25, 2017.

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
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to indirect taxes typically on commissions or fees we receive from non-resident content providers. After the application of third party indemnities, our present exposure is approximately $5.6 million, primarily in a single jurisdiction. If we were to be assessed for this exposure, we believe it is probable that we will prevail.

10. Segment Reporting
Our three reportable segments are U.S. Retail, International and Incentives & Rewards. During the first quarter of 2017, as a result of changes in reporting financial results to our CODM, we concluded that we would report the international incentives businesses within the International reportable segment. We also determined that it would be appropriate to allocate all costs that have been previously reported within Corporate and Unallocated: i) account management and marketing personnel, ii) the substantial majority of our technology personnel and related depreciation and amortization of technology and related hardware, iii) accounting, finance, legal, human resources and other administrative functions and iv) noncash charges including amortization of acquisition intangibles, stock-based compensation and change in fair value of contingent consideration, to the respective reportable segments.
We do not assess performance based on assets and do not provide information on the assets of our reportable segments to our CODM. The key metrics used by our CODM to assess segment performance include Operating revenues, Operating revenues, net of Partner distribution expense and segment profit.
The following tables present the key metrics used by our CODM for the evaluation of segment performance, including certain significant noncash charges (consisting of certain depreciation and amortization of property, equipment and technology and distribution partner stock-based compensation expense) which have been deducted from the segment profit amounts shown below, and reconciliations of these amounts to our condensed consolidated financial statements (in thousands):

	12 weeks ended
	March 25, 2017
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$207,638	$63,225	$136,373	$407,236
Partner distribution expense	101,713	4,086	73,677	179,476
Operating revenues, net of Partner distribution expense	105,925	59,139	62,696	227,760
Other operating expenses	108,287	67,182	69,322	244,791
Segment profit (loss) / Operating income (loss)	$(2,362)	$(8,043)	$(6,626)	(17,031)
Other income (expense)				(6,107)
Loss before income tax expense				$(23,138)
Noncash charges	$14,084	$15,598	$7,593

	12 weeks ended
	March 26, 2016
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$216,271	$61,276	$88,915	$366,462
Partner distribution expense	105,684	2,792	63,679	172,155
Operating revenues, net of Partner distribution expense	110,587	58,484	25,236	194,307
Other operating expenses	102,062	63,971	31,318	197,351
Segment profit (loss) / Operating income (loss)	$8,525	$(5,487)	$(6,082)	(3,044)
Other income (expense)				(3,654)
Income (loss) before income tax expense				$(6,698)
Noncash charges	$12,085	$16,448	$3,515

11. Earnings Per Share
The following table provides reconciliations of net income (loss) and shares used in calculating basic earnings (loss) per share (“EPS”) to those used in calculating diluted EPS (in thousands, except per share amounts):

	12 weeks ended
	March 25, 2017		March 26, 2016
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(13,486)	$(13,486)	$(3,553)	$(3,553)
Distributed and undistributed earnings allocated to participating securities	—	—	(15)	(15)
Net income (loss) attributable to common stockholders	$(13,486)	$(13,486)	$(3,568)	$(3,568)
Weighted-average common shares outstanding	55,904	55,904	55,752	55,752
Common share equivalents		—		—
Weighted-average shares outstanding		55,904		55,752
Earnings (loss) per share	$(0.24)	$(0.24)	$(0.06)	$(0.06)
The weighted-average common shares outstanding for diluted EPS for the 12 weeks ended March 25, 2017 and March 26, 2016, excluded approximately 5,307,000 and 5,110,000, respectively, of total potential common stock outstanding because the effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the Quarterly Report) and our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017 (the Annual Report). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” of our Annual Report and “Special Note regarding Forward-Looking Statements” section and the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Special Note regarding Forward Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by words or phrases such as “guidance,” “believes,” “expects,” “intends,” “can,” “could,” “may,” “anticipates,” “estimates,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” “continuing,” “ongoing,” and similar words or phrases and the negative of such words and phrases. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which are, in many instances, beyond our control, and which could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements. Such risks and uncertainties include the following:
•our ability to grow adjusted operating revenues as anticipated,
•our ability to grow at historic rates or at all,
•the consequences should we lose one or more of our top distribution partners or fail to attract new distribution partners to our network or if the financial performance of our distribution partners’ businesses decline,
•our reliance on our content providers, the demand for their products and our exclusivity arrangements with them,
•our reliance on relationships with card issuing banks,
•the consequences to our future growth if our distribution partners fail to actively and effectively promote our products and services,
•the ability of our distribution partners to consistently and effectively lift the restrictive measures they may have taken prior to implementing new systems to comply with Europay, MasterCard and Visa (“EMV”) requirements,
•changes in consumer behavior away from our distribution partners or our products resulting from limits or controls implemented by our distribution partners during their transition to EMV compliance,
•our ability to successfully integrate our acquisitions,
•our ability to generate adequate taxable income to enable us to fully utilize our deferred income tax assets,
•changes in applicable tax law that preclude us from fully utilizing our deferred income tax assets,
•the requirement that we comply with applicable laws and regulations, including increasingly stringent anti-money laundering rules and regulations, and
•other risks and uncertainties described in our reports and filings with the Securities and Exchange Commission, including the risks and uncertainties set forth in Item 1A under the heading Risk Factors in our Annual Report, this Quarterly Report and other subsequent periodic reports we file with the Securities and Exchange Commission.
Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Quarterly Results of Operations and Seasonality
For our retail business, a significant portion of gift card sales occurs in late December each year during the holiday selling season. As a result, we earn a significant portion of our revenues, net income and cash flows during the fourth quarter of each year and remit the majority of the cash, less commissions, to our content providers in January of the following year. The timing of our fiscal year-end, December holiday sales and the related January cash settlement with content providers significantly increases our Cash and cash equivalents, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. The cash settlement with our content providers in January accounts for the majority of the use of cash from operating activities in our condensed consolidated statements of cash flows during our first three fiscal quarters. We also experience an increase in revenues, net income and cash flows during the second quarter of each year, which we primarily attribute to the Mother’s Day, Father’s Day and graduation gifting season and the Easter holiday. Depending on when the Easter holiday occurs, the associated increase is in either the first or second quarter. As a result, quarterly financial results are not necessarily reflective of the results to be expected for the year or any other interim or future period. Seasonality also impacts our incentives businesses, but such impact is smaller in comparison to our retail business.

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance, a reconciliation of Commissions and fees and Program and other fees to Prepaid and processing revenues and a reconciliation of Total operating revenues to Adjusted operating revenues for the 12 weeks ended March 25, 2017 and March 26, 2016:

	12 weeks ended
	March 25, 2017	March 26, 2016
	(in thousands, except percentages and per share amounts)
Prepaid and processing revenues	$356,116	$315,066
Partner distribution expense as a % of prepaid and processing revenues	50.4%	54.6%
Prepaid and processing revenues:
Commissions and fees	$255,206	$239,624
Program and other fees	100,910	75,442
Prepaid and processing revenues	$356,116	$315,066
Total operating revenues	$407,236	$366,462
Revenue adjustment from purchase accounting (2)	1,984	3,770
Marketing revenue and other pass-through revenue	(16,980)	(13,459)
Partner distribution expense	(179,476)	(172,155)
Adjusted operating revenues (1)	$212,764	$184,618

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
Prepaid and Processing Revenues—Represents the total amount of Commissions and fees and Program and other fees recognized during the period. Our prepaid product revenues vary among our various product offerings: content provider commissions from closed loop gift and prepaid telecom cards; program management fees, interchange and other fees included in Program and other fees in addition to the consumer and client purchase fees included in Commissions and fees from open loop gift cards and incentive and reward products and services; for our employee engagement businesses, the gross billings are recorded as deferred revenue and recognized as the products are delivered or services are rendered, and we only include the portion of revenue related to software in Program and other fees in this metric, as we present revenue from the redemption of employee rewards in Product sales.
Partner Distribution Expense as a Percentage of Prepaid and Processing Revenues—Represents partner distribution expense divided by Prepaid and processing revenues during the period. Partner Distribution Expense represents the expense recognized for the portion of content provider commissions and purchase or load fees shared with our retail distribution partners (known as distribution partner commissions), as well as other compensation we pay our retail business partners and certain business clients, including certain program development payments to our retail distribution partners, compensation for the distribution of our open loop products and expense recognized for equity awards issued to certain retail distribution partners. We present this expense as a percentage of prepaid and processing revenues to present the overall portion of our revenues from the sale of our prepaid products and services that we share with our retail distribution partners and business clients. The substantial majority of this expense is distribution partner commissions which are based on a percentage of the gross content provider commissions and consumer purchase fees. These percentages are individually negotiated with our retail distribution partners and are independent of the commission rates negotiated between us and our content providers. Partner distribution expense percentage is affected by changes in the proportion of sales i) among our various products (as we share significantly lower amounts of revenues included in Program and other fees generated by our open loop gift, open loop incentive and financial services products), ii) among our various regions (as commission share percentages differ from region to region, particularly those with sub-distributor relationships) and iii) among retail distribution partners (as the commission share percentage is individually negotiated with each retail distribution partner).
Adjusted Operating Revenues—We regard Adjusted operating revenues as a useful measure of operational and financial performance of the business. Adjusted operating revenues are prepared and presented to offset the distribution commissions paid and other compensation to our distribution partners and business clients, to remove marketing revenues and other pass-through revenues which have offsetting marketing expenses included in Sales and marketing expense and to remove the impact of the step down in basis of deferred revenue from its book value to its fair value in purchase accounting. Our Adjusted operating revenues may not be comparable to similarly titled measures of other organizations because other organizations may not calculate these measures in the same manner as we do. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.
We believe Adjusted operating revenues is useful to evaluate our operating performance for the following reasons:

•	adjusting our operating revenues for distribution commissions paid and other compensation to our retail distribution partners and business clients is useful to understanding our operating margin;

•	adjusting our operating revenues for marketing and other pass-through revenue, which has offsetting expense, is useful for understanding our operating margin;

•
in a business combination, a company records an adjustment to reduce the carrying value of deferred revenue to its fair value and reduces the company’s revenues from what it would have recorded otherwise, and as such we do not believe is indicative of our core operating performance.

Transaction Dollar Volume—For our incentives and rewards businesses, transaction dollar volume generally do not correlate with the amount of revenues recognized in the same period. Due to the growth of our incentives businesses worldwide, we no longer monitor this metric at the reportable segment level for Incentives & Rewards and International. Transaction dollar volume remains a key operating statistic for our U.S. Retail segment as discussed in our Results of Operations.

Results of Operations
Comparison of the 12 Weeks ended March 25, 2017 and March 26, 2016.
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week periods ended March 25, 2017 and March 26, 2016 (the first quarter of 2017 and first quarter of 2016, respectively).
The following tables set forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income (loss) for the first quarter of 2017 and first quarter of 2016.

	12 weeks ended March 25, 2017	% of Total Operating Revenues	12 weeks ended March 26, 2016	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$255,206	62.7%	$239,624	65.4%
Program and other fees	100,910	24.8%	75,442	20.6%
Marketing	14,281	3.5%	13,459	3.6%
Product sales	36,839	9.0%	37,937	10.4%
Total operating revenues	407,236	100.0%	366,462	100.0%
OPERATING EXPENSES:
Partner distribution expense	179,476	44.1%	172,155	47.0%
Processing and services	102,272	25.1%	73,941	20.2%
Sales and marketing	62,785	15.4%	53,338	14.6%
Costs of products sold	36,193	8.9%	35,732	9.8%
General and administrative	29,025	7.1%	23,497	6.4%
Transition and acquisition	451	0.1%	945	0.3%
Amortization of acquisition intangibles	13,025	3.2%	9,898	2.7%
Change in fair value of contingent consideration	1,040	0.3%	—	—%
Total operating expenses	424,267	104.2%	369,506	100.8%
OPERATING INCOME (LOSS)	(17,031)	(4.2)%	(3,044)	(0.8)%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	836	0.2%	412	0.1%
Interest expense	(6,943)	(1.7)%	(4,066)	(1.1)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(23,138)	(5.7)%	(6,698)	(1.8)%
INCOME TAX EXPENSE (BENEFIT)	(9,775)	(2.4)%	(3,237)	(0.9)%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(13,363)	(3.3)%	(3,461)	(0.9)%
Loss (income) attributable to non-controlling interests, net of tax	(123)	—%	(92)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(13,486)	(3.3)%	$(3,553)	(1.0)%
We identify our reportable segments based on how we manage our operations and how our Chief Operating Decision Maker (“CODM”) reviews financial information. Our reportable segments are described below:

•	U.S. Retail - sale of prepaid cards to consumers in the U.S. through our physical retail distribution partners as well as through our various online distribution channels.

•
Incentives & Rewards - our incentives businesses in the U.S., which provide software, services and prepaid products to business clients for their loyalty, incentive and reward programs, as well as our Achievers business in Canada.

•	International - our retail and incentives businesses outside of the United States, except for our Achievers business in Canada, which is reported in the Incentives & Rewards segment.

Further information regarding our reportable segments can be found in Note 10—Segment Reporting.
Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following tables set forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 12-week periods ended March 25, 2017 and March 26, 2016.

	12 weeks ended
	March 25, 2017	March 26, 2016	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$255,206	$239,624	$15,582	6.5%
Program and other fees	100,910	75,442	25,468	33.8%
Marketing	14,281	13,459	822	6.1%
Product sales	36,839	37,937	(1,098)	(2.9)%
Total operating revenues	$407,236	$366,462	$40,774	11.1%
Partner distribution expense	179,476	172,155	7,321	4.3%
Operating revenues, net of Partner distribution expense	$227,760	$194,307	$33,453	17.2%
U.S. Retail Segment
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our U.S. Retail segment for the 12-week periods ended March 25, 2017 and March 26, 2016.

	12 weeks ended
	March 25, 2017	March 26, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$207,638	$216,271	$(8,633)	(4.0)%
Partner distribution expense	101,713	105,684	(3,971)	(3.8)%
Operating revenues, net of Partner distribution expense	$105,925	$110,587	$(4,662)	(4.2)%
Transaction dollar volume (1)	$1,797,721	$1,938,411	$(140,690)	(7.3)%
Prepaid and processing revenues	$178,370	$181,832	$(3,462)	(1.9)%
Prepaid and processing revenues as a percentage of transaction dollar volume (2)	9.9%	9.4%	0.5%	5.3%
Partner distribution expense as a percentage of prepaid and processing revenues	57.0%	58.1%	(1.1)%	(1.9)%

(1)
Transaction dollar volume represents the total dollar amount of value loaded onto any of our prepaid products. The dollar amount and volume of card sales and rebates processed directly affect the amount of our revenues and direct costs. We measure and monitor Transaction dollar volume by retail distribution partner channel and content provider program.

(2)
Prepaid and processing revenues as a percentage of transaction dollar volume—Represents the total amount of Commissions and fees and Program and other fees recognized during the period as a percentage of Transaction dollar volume for the same period. Our prepaid product revenues vary among our various product offerings: closed loop gift and prepaid telecom cards generate the highest rates due to the content provider commissions; open loop gift cards also generate high rates due to program management fees, interchange and other fees included in Program and other fees in addition to the consumer purchase fees included in Commissions and fees; financial services products generate the lowest rates due to higher average transaction values. This metric helps us understand and manage overall margins from our product offerings.

•
Transaction dollar volume—On October 1, 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who do not accept EMV chip technology transactions. During 2016, our non-EMV compliant distribution partners placed restrictions on the sale of open loop gift cards and some close loop gift cards until they completed their EMV implementation. Although by the end of 2016, most of our distribution partner store locations were EMV compliant and had lifted those restrictions, the negative impact of restricted sales on such products has continued in the first quarter while our distribution partners take steps and message to their customers that such products are once again available for purchase. Additionally, we discontinued certain low-margin financial services programs, including certain co-branded GPR products, which decreased transaction dollar volume. These decreases were partially offset by higher sales through our online distribution channels.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Increased due to the discontinuation of certain low-margin financial services programs. Additionally, the prepaid and processing revenue rate for open loop gift increased due to higher commissions and fees rates, which resulted from a shift in mix from higher denomination cards to lower denomination cards due to the restrictions at non-EMV compliant distribution partners. The increase in the prepaid and processing revenue rate for open loop gift cards was partially offset by a lower program management fee rate that will continue to decrease as a result of a contract amendment with MetaBank, our primary issuing bank, based on changing redemption patterns for open loop gift products.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased due to an increase in the proportion of products sold for which we share a smaller portion of our total revenues with our retail distribution partners; as well as an increase in sales through our online distribution channels where we do not incur such expense for sales through our proprietary websites.

Our Operating revenues, net of Partner distribution expense were also impacted by a decrease of $4.9 million in sales from Cardpool primarily due to lower sales volume.
Incentives & Rewards
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 12-week periods ended March 25, 2017 and March 26, 2016.

	12 weeks ended
	March 25, 2017	March 26, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$63,225	$61,276	$1,949	3.2%
Partner distribution expense	4,086	2,792	1,294	46.3%
Operating revenues, net of Partner distribution expense	$59,139	$58,484	$655	1.1%
Prepaid and processing revenues	$49,255	$51,726	$(2,471)	(4.8)%
Partner distribution expense as a percentage of prepaid and processing revenues	8.3%	5.4%	2.9%	53.7%

•
Prepaid and processing revenues—In the first quarter of 2016, we entered into a contractual amendment with one of our issuing banks to settle our right to receive future fees for cards issued under a legacy contract with one of our acquired entities. The amendment resulted in a one-time benefit of $4.3 million which we recognized in Program and other fees. During the first quarter of 2017, we also realigned certain businesses previously reported in the Incentives & Rewards segment; those certain businesses are now reported in the U.S. Retail and International segments, reflecting a $4.5 million decrease in prepaid and processing revenues. These decreases are partially offset by higher prepaid and processing revenues from 888extramoney.com LLC (“Extrameasures”), which we acquired during the second quarter of 2016 and growth in our employee engagement business.

•
Partner distribution expense as a percentage of prepaid and processing revenue—Increased due to higher proportion of sales through business clients for which we recognize net pricing discounts as an expense.

Our Operating revenues and Operating revenues net of Partner distribution expense also increased for the first quarter due to an increase in product sales of $4.5 million.

International
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International segment for the 12-week periods ended March 25, 2017 and March 26, 2016.

	12 weeks ended
	March 25, 2017	March 26, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$136,373	$88,915	$47,458	53.4%
Partner distribution expense	73,677	63,679	9,998	15.7%
Operating revenues, net of Partner distribution expense	$62,696	$25,236	$37,460	148.4%
Prepaid and processing revenues	$128,491	$81,508	$46,983	57.6%
Partner distribution expense as a percentage of prepaid and processing revenues	57.3%	78.1%	(20.8)%	(26.6)%

•
Prepaid and processing revenues—Our acquisition of The Grass Roots Group Holdings Limited and its subsidiaries (collectively, “Grass Roots”) in the fourth quarter of 2016 accounted for a $30.1 million increase to our prepaid and processing revenues for the first quarter of 2017. Prepaid and processing revenues also increased $15.3 million due to increased sales volume in all regions, primarily Germany, Mexico and from our sub-distributor relationships in Japan and South Korea. In addition, as we realigned certain businesses between our segments beginning the first quarter of 2017, the results for the International segment also includes $1.6 million prepaid and processing revenues of certain businesses previously reported in the Incentives & Rewards segment.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased due to our acquisitions, which have minimal partner distribution expense along with a decrease in proportion of sales through our sub-distributor relationships, primarily Japan (which have higher commission share arrangements but for which we incur minimal other operating expenses).

Changes in product sales had minimal impact on Operating revenues and Operating revenues, net of Partner distribution expense.
Operating Expenses
The following tables set forth our consolidated operating expenses for the 12-week periods ended March 25, 2017 and March 26, 2016.

	12 weeks ended
	March 25, 2017	March 26, 2016	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	$179,476	$172,155	$7,321	4.3%
Processing and services	102,272	73,941	28,331	38.3%
Sales and marketing	62,785	53,338	9,447	17.7%
Costs of products sold	36,193	35,732	461	1.3%
General and administrative	29,025	23,497	5,528	23.5%
Transition and acquisition	451	945	(494)	(52.3)%
Amortization of acquisition intangibles	13,025	9,898	3,127	31.6%
Change in fair value of contingent consideration	1,040	—	1,040	N/M
Total operating expenses	$424,267	$369,506	$54,761	14.8%

Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
Processing and services expenses as a percentage of Prepaid and processing revenues increased from 23.5% to 28.7%, primarily due to our acquisition of Grass Roots in the fourth quarter of 2016. The $28.3 million increase for the first quarter of 2017 includes increases of $19.7 million costs from our acquisition of Grass Roots in the fourth quarter of 2016, of which $12.6 million was related to the Meetings & Events business (see Note 5—Consolidated Financial Statement Details—Assets held for sale); $3.3 million for technology and infrastructure, including depreciation of capitalized software, activation transaction processing and other equipment costs; $1.8 million for our program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift and open loop incentive cards; $2.6 million in merchant service fees due to increased e-commerce sales and $0.9 million in other costs.
Sales and Marketing
The increase in Sales and marketing expenses is primarily due to a $4.4 million increase in personnel costs mainly from our acquisition of Grass Roots, along with $5.0 million in higher program marketing expenses, including costs related to our Visa 5% cash back program.
Costs of Products Sold
Costs of products sold increased due to a $4.4 million increase which is consistent with the increase in product sales in our incentives business, partially offset by a decrease of $3.9 million in Cardpool costs. Gross margin decreased for the first quarter primarily due to decreases in the gross margin for Cardpool.
General and Administrative
General and administrative expenses increased primarily due to $5.0 million in higher personnel costs, including employee compensation, benefits and travel related costs as the result of increased headcount from acquisitions. General and administrative expenses also increased $0.5 million due to higher rent expense, reflecting our new lease agreement for our corporate offices along with higher costs from recent acquisitions.
Transition and Acquisition
Transition and acquisition expenses include legal, tax, audit and valuation professional services related to acquisitions, severance resulting from integration of acquisitions and certain employment compensation payments that we recognize in our post combination financial statements. In the first quarter of 2017, we incurred such expenses related to our acquisition made in the first quarter of 2017 as well as on-going acquisition activity related to our 2016 acquisitions.
Amortization of Acquisition Intangibles
Amortization expense increased in the first quarter due to the addition of intangibles from our various acquisitions in 2016.
Change in Fair Value of Contingent Consideration
The change in the fair value of contingent consideration relates to our Extrameasures acquisition in 2016. The increase in fair value reflects the passage of time on the contingent consideration.

Other Income (Expense) and Income Tax Expense (Benefit)
The following tables set forth our consolidated other income (expense), and income tax expense (benefit) and effective tax rates for 12-week periods ended March 25, 2017 and March 26, 2016:

	12 weeks ended
	March 25, 2017	March 26, 2016	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$836	$412	$424	102.9%
Interest expense	(6,943)	(4,066)	(2,877)	70.8%
Total other income (expense)	$(6,107)	$(3,654)	$(2,453)	67.1%
INCOME TAX EXPENSE (BENEFIT)	$(9,775)	$(3,237)	$(6,538)	202.0%
EFFECTIVE TAX RATE	42.2%	48.3%	(6.1)%
Other Income (Expense)
Interest income and other income (expense), net increased for the first quarter primarily due to higher interest received for investments as well as lower foreign exchange losses in the first quarter of 2017 as compared to first the quarter of 2016.
Interest expense includes interest charged under our Restated Credit Agreement and convertible notes (see Note 3—Financing in the notes to our condensed financial statements), the amortization of deferred financing costs and the discount on our term loan and convertible notes. Interest expense in the first quarter of 2017 totaled $6.9 million including $1.7 million for our convertible debt, $2.0 million for our credit facility and $3.2 million for amortization of financing costs and debt discount. Interest expense in the first quarter of 2016 totaled $4.1 million, including $3.6 million for our credit facility and $0.5 million for amortization of financing costs and debt discount. The increase in interest expense was due to overall higher level of borrowings, as driven by our acquisition activity.
Income Tax Expense (Benefit)
Our effective tax rates were 42.2% and 48.3% for the 12 weeks ended March 25, 2017 and March 26, 2016, respectively. The effective rate for the 12 weeks ended March 25, 2017 was lower primarily due to a decreased rate benefit for excess tax benefits of employee stock-based compensation as a result of higher pre-tax loss for the 12 weeks ended March 25, 2017.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 12 weeks ended March 25, 2017 and March 26, 2016.

	12 weeks ended
	March 25, 2017	March 26, 2016
	(in thousands)
Net cash (used in) provided by operating activities	$(766,147)	$(747,685)
Net cash (used in) provided by investing activities	(32,778)	(122,274)
Net cash (used in) provided by financing activities	(1,036)	166,888
Effect of exchange rate changes on cash and cash equivalents	6,372	1,445
Net decrease in cash and cash equivalents	$(793,589)	$(701,626)
Cash Flows from Operating Activities
Our use of cash during both 12 weeks ended March 25, 2017 and March 26, 2016 primarily reflects the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits which are significantly impacted by the portion of gift card sales that occur in late December. Excluding the impact of these settlement related items, net cash provided by operating activities during the 12 weeks ended March 25, 2017 increased by $10.8 million compared to the 12 weeks ended March 26, 2016. This increase in cash reflects:

•
cash used in non-settlement related operating assets and liabilities totaled $15.1 million and $30.5 million, for the 12 weeks ended March 25, 2017 and March 26, 2016, respectively, reflecting a larger reduction of our operating liabilities during the 12 weeks ended March 26, 2016;

•	a decrease of $1.2 million in our net income tax payments for the 12 weeks ended March 25, 2017 compared to the 12 weeks ended March 26, 2016;

•
partially offset by pre-tax income, adjusted for noncash reconciling items (excluding deferred income taxes), which decreased $5.5 million, from $29.9 million to $24.4 million, reflecting higher operating expenses relative to our increase in operating revenues due to the impact on revenue derived at non-EMV compliant retail distribution partners.

Cash Flows from Investing Activities
The net cash used in investing activities for the 12 weeks ended March 25, 2017 totaled $32.8 million, which primarily included $10.9 million for the acquisition of a company in the rebates and incentives business, and $16.7 million for expenditures for property, equipment and technology. The net cash used in investing activities for the 12 weeks ended March 26, 2016 totaled $122.3 million included $113.1 million related to our acquisitions of GiftCards and NimbleCommerce and expenditures for property, equipment and technology of $9.2 million.
Cash Flows from Financing Activities
The net cash used by financing activities for the 12 weeks ended March 25, 2017 totaled $1.0 million, primarily driven by a net increase of $14.4 million in our bank line of credit. This is partially offset by our repayment of $10.0 million of the term loan outstanding under our Restated Credit Agreement (see Note 3—Financing in the notes to our condensed consolidated financial statements). We also had a net cash outflow of $5.2 million related to the exercise and settlement of employee stock awards.
The net cash provided by financing activities for the 12 weeks ended March 26, 2016 totaled $166.9 million, primarily driven by the $100 million draw down on our term loan and net increase of $114.7 million in our bank line of credit. These were offset by repayments of $37.5 million and $9.0 million for term loan and debt assumed in our acquisitions of GiftCards and NimbleCommerce.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 25, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 25, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 25, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended on December 31, 2016. There have been no material changes to our risk factors since our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal period during the 12 weeks ended March 25, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 28, 2017	315	$37.47	—	$—
January 29, 2017 to February 25, 2017	217	$36.50	—	$—
February 26, 2017 to March 25, 2017	332	$35.50	—	$—
Total	864	$36.47	—	$—
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

In October 2016, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $100 million of the Company’s outstanding common stock over a period of up to two (2) years. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, or as otherwise may be determined by the authorized officers of the Company, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases are based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate the company to acquire any specific number of shares in any period. As of March 25, 2017, the Company had not made any purchases under the program.

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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: May 2, 2017

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.1	Cooperation Agreement, dated March 16, 2017, by and between JANA Partners LLC and Blackhawk Network Holdings, Inc.	8-K	001-35882	10.1	March 20, 2017
10.2†	Amendment No. 7 to Servicing Agreement, dated as of March 24, 2017, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.					X
31.1	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

______________________

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
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