Form 10-Q
period 2017-06-17
BLACKHAWK NETWORK HOLDINGS, INC
filed 2017-07-26
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 17, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 19, 2017, there were 56,655,000 shares of the Registrant’s common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 17, 2017	December 31, 2016	June 18, 2016
ASSETS
Current assets:
Cash and cash equivalents	$295,071	$1,008,125	$263,988
Restricted cash	67,322	10,793	2,500
Settlement receivables, net	401,758	641,691	340,925
Accounts receivable, net	262,616	262,672	226,929
Other current assets	180,925	131,375	103,061
Total current assets	1,207,692	2,054,656	937,403
Property, equipment and technology, net	174,314	172,381	165,246
Intangible assets, net	327,763	350,185	302,435
Goodwill	572,855	570,398	511,808
Deferred income taxes	361,584	362,302	349,286
Other assets	82,223	85,856	67,597
TOTAL ASSETS	$2,726,431	$3,595,778	$2,333,775

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value) (Unaudited)
	June 17, 2017	December 31, 2016	June 18, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$622,653	$1,626,827	$607,463
Consumer and customer deposits	226,727	173,344	132,662
Accounts payable and accrued operating expenses	146,893	153,885	97,717
Deferred revenue	151,037	150,582	111,941
Note payable, current portion	9,890	9,856	156,091
Notes payable to Safeway	4,201	3,163	3,753
Bank line of credit	—	—	100,000
Other current liabilities	91,101	51,176	48,259
Total current liabilities	1,252,502	2,168,833	1,257,886
Deferred income taxes	28,877	27,887	20,168
Note payable	177,924	137,984	268,571
Convertible notes payable	434,855	429,026	—
Other liabilities	27,672	39,653	24,196
Total liabilities	1,921,830	2,803,383	1,570,821
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 56,623, 55,667 and 56,289 shares outstanding, respectively	56	56	56
Additional paid-in capital	626,693	608,568	581,712
Accumulated other comprehensive loss	(34,893)	(48,877)	(32,065)
Retained earnings	208,513	228,451	208,895
Total Blackhawk Network Holdings, Inc. equity	800,369	788,198	758,598
Non-controlling interests	4,232	4,197	4,356
Total stockholders’ equity	804,601	792,395	762,954
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,726,431	$3,595,778	$2,333,775
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except for per share amounts)
(Unaudited)

	12 weeks ended		24 weeks ended
	June 17, 2017	June 18, 2016	June 17, 2017	June 18, 2016
OPERATING REVENUES:
Commissions and fees	$282,633	$262,931	$537,839	$502,555
Program and other fees	107,914	67,419	208,824	142,861
Marketing	24,825	20,696	39,106	34,155
Product sales	47,774	40,160	84,613	78,097
Total operating revenues	463,146	391,206	870,382	757,668
OPERATING EXPENSES:
Partner distribution expense	201,525	191,231	381,001	363,386
Processing and services	107,680	76,875	209,952	150,816
Sales and marketing	77,722	60,511	140,507	113,849
Costs of products sold	44,541	38,309	80,734	74,041
General and administrative	25,563	22,557	54,588	46,054
Transition and acquisition	905	641	1,356	1,586
Amortization of acquisition intangibles	13,648	15,259	26,673	25,157
Change in fair value of contingent consideration	(4,037)	800	(2,997)	800
Total operating expenses	467,547	406,183	891,814	775,689
OPERATING INCOME (LOSS)	(4,401)	(14,977)	(21,432)	(18,021)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	667	486	1,503	898
Interest expense	(7,051)	(4,118)	(13,994)	(8,184)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(10,785)	(18,609)	(33,923)	(25,307)
INCOME TAX EXPENSE (BENEFIT)	(4,591)	(7,290)	(14,366)	(10,527)
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(6,194)	(11,319)	(19,557)	(14,780)
Loss (income) attributable to non-controlling interests, net of tax	(157)	(18)	(280)	(110)
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(6,351)	$(11,337)	$(19,837)	$(14,890)
EARNINGS (LOSS) PER SHARE:
Basic	$(0.11)	$(0.20)	$(0.35)	$(0.27)
Diluted	$(0.11)	$(0.20)	$(0.35)	$(0.27)
Weighted average shares outstanding—basic	56,448	56,134	56,176	55,944
Weighted average shares outstanding—diluted	56,448	56,134	56,176	55,944
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	12 weeks ended		24 weeks ended
	June 17, 2017	June 18, 2016	June 17, 2017	June 18, 2016
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$(6,194)	$(11,319)	$(19,557)	$(14,780)
Other comprehensive income (loss):
Currency translation adjustments	7,764	2,985	13,739	8,051
COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	1,570	(8,334)	(5,818)	(6,729)
Comprehensive loss (income) attributable to non-controlling interests, net of tax	47	71	(35)	(31)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$1,617	$(8,263)	$(5,853)	$(6,760)
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	24 weeks ended
	June 17, 2017	June 18, 2016
OPERATING ACTIVITIES:
Net income (loss) before allocation to non-controlling interests	$(19,557)	$(14,780)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	25,020	21,684
Amortization of intangibles	29,160	27,459
Amortization of deferred program and contract costs	14,044	12,544
Amortization of deferred financing costs and debt discount	6,344	880
Loss on property, equipment and technology disposal/write-down	606	3,094
Employee stock-based compensation expense	16,451	16,572
Change in fair value of contingent consideration	(2,997)	800
Other	(68)	(3,011)
Changes in operating assets and liabilities:
Settlement receivables	252,160	293,441
Settlement payables	(1,010,431)	(1,005,723)
Accounts receivable, current and long-term	(10,664)	16,964
Other current assets	3,579	16,914
Other assets	(5,357)	(2,544)
Consumer and customer deposits	764	31,974
Accounts payable and accrued operating expenses	2,098	(33,574)
Deferred revenue	4,356	493
Other current and long-term liabilities	14,670	(21,742)
Income taxes, net	(14,467)	(4,722)
Net cash (used in) provided by operating activities	(694,289)	(643,277)
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(30,178)	(20,281)
Business acquisitions, net of cash acquired	(10,260)	(144,477)
Investment in unconsolidated entities	(5,601)	—
Change in restricted cash	(10,580)	689
Other	(4,487)	(2,500)
Net cash (used in) provided by investing activities	(61,106)	(166,569)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	24 weeks ended
	June 17, 2017	June 18, 2016
FINANCING ACTIVITIES:
Payments for acquisition liability	(5,503)	—
Repayment of debt assumed in business acquisitions	(300)	(8,964)
Proceeds from issuance of note payable	50,000	100,000
Repayment of note payable	(10,000)	(37,500)
Payments of financing costs	(619)	—
Borrowings under revolving bank line of credit	1,198,597	1,502,675
Repayments on revolving bank line of credit	(1,198,597)	(1,402,675)
Repayment on notes payable to Safeway	(254)	(376)
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	10,371	3,452
Other stock-based compensation related	(9,705)	(2,002)
Net cash (used in) provided by financing activities	33,990	154,610
Effect of exchange rate changes on cash and cash equivalents	8,351	4,648
Decrease in cash and cash equivalents	(713,054)	(650,588)
Cash and cash equivalents—beginning of period	1,008,125	914,576
Cash and cash equivalents—end of period	$295,071	$263,988

NONCASH FINANCING AND INVESTING ACTIVITIES:
Financing of business acquisition with contingent consideration	$1,640	$20,100
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

Recently Issued or Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606), which along with amendments issued in 2015 and 2016, will replace nearly all current U.S. GAAP guidance on this topic with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance is to be applied retrospectively either to each reporting period presented (full retrospective method) or with the cumulative effect of initially applying the guidance at the date of initial application for reporting periods beginning after December 15, 2017. Early adoption is not permitted. We will adopt this standard using the full retrospective method in the first quarter of fiscal 2018, and we are currently evaluating the impact of this guidance on our condensed financial statements.
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
Significant Accounting Policies
Except for goodwill as stated above, there have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in the audited consolidated financial statements and related notes included in the Annual Report.

2. Business Acquisitions
2017 Acquisition
During the first quarter of 2017, we completed an acquisition of a rebates and incentives business for total consideration of approximately $18.0 million, which includes $16.4 million cash on hand and approximately $1.6 million related to contingent consideration, which is a cash payment of up to $2.0 million based on the performance of the acquired business through December 31, 2017. In aggregate, $6.1 million cash was acquired, and based on our initial estimate of the purchase price allocation, $7.8 million was attributed to intangible assets, $9.9 million was attributed to goodwill, and $5.8 million was attributed to net tangible liabilities acquired.
For the intangible assets acquired, customer relationships have an average useful life of 7 years.
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
2016 Acquisitions
During the second quarter of 2017, we recorded a measurement period adjustment for The Grass Roots Group Holdings Limited and its subsidiaries (collectively, “Grass Roots”), which increased the purchase price by $0.8 million, increased accounts receivables by $0.4 million, decreased consumer and customer deposits by $1.8 million and decreased goodwill by $1.4 million. We also recorded a measurement period adjustment for Spafinder Wellness, Inc. and its subsidiaries (collectively, “Spafinder”), which increased goodwill by $0.3 million and decreased inventory by $0.3 million. The measurement periods for IMShopping, Inc. and its subsidiary (collectively, “NimbleCommerce”) and 888extramoney.com LLC (“Extrameasures”) were closed in the first and second quarter of 2017, respectively.
The measurement period for our acquisitions of Grass Roots, Spafinder and Samba Days Experience Group Ltd. and certain of its subsidiaries remains open with respect to intangibles and deferred taxes.

3. Financing
Credit Agreement
In March 2017, we repaid $10.0 million of the term loan outstanding under our Credit Agreement, as amended and restated (the “Restated Credit Agreement”).
On April 20, 2017, we borrowed an additional $50.0 million of term loan under the Restated Credit Agreement. The terms of the new term loan are substantially similar to the outstanding term loan.
On April 25, 2017, we entered into an amendment to the Restated Credit Agreement to extend the term loan commitments provided by the lenders under our Restated Credit Agreement to January 12, 2018 and made certain modifications to the financial and other covenants to add operating flexibility, including modification of the leverage covenant and increasing the dollar limitation on dividends, stock repurchases and other restricted payments under certain conditions.
The following table presents the amounts due by maturity date of our term loan and convertible notes as of June 17, 2017 (in thousands):

June 17, 2017
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

4. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair values of these assets and liabilities as of June 17, 2017, December 31, 2016 and June 18, 2016 (in thousands):

	June 17, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$4,092	$—	$—	$4,092
Liabilities
Contingent consideration	$—	$—	$16,892	$16,892

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$300,015	$—	$—	$300,015
Liabilities
Contingent consideration	$—	$—	$23,752	$23,752

	June 18, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$11,100	$—	$—	$11,100
Liabilities
Contingent consideration	$—	$—	$20,900	$20,900
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable.
During the 24 weeks ended June 17, 2017, there were no transfers between levels.
Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing. Level 3 includes the estimated fair value of our contingent consideration liabilities.
Term loan —As of June 17, 2017, using Level 2 inputs, we estimate the fair value of our term loan (classified as Note payable on the balance sheet) to be approximately $190.0 million.
Convertible notes payable—As of June 17, 2017, using Level 2 inputs, we estimate the fair value of our convertible notes payable to be approximately $541.9 million.
Contingent consideration—We estimate the fair value of the contingent consideration based on our estimates of the probability of achieving the relevant targets and discount rates reflecting the risk of meeting these targets. The changes in fair value of contingent consideration for the 24 weeks ended June 17, 2017 and June 18, 2016 are as follows (in thousands):

	24 weeks ended
	June 17, 2017	June 18, 2016
Balance, beginning of period	$23,752	$—
Addition from acquisition (see Note 2—Business Acquisitions)	1,640	20,100
Change in fair value of contingent consideration	(2,997)	800
Settlement	(5,503)	—
Balance, end of period	$16,892	$20,900
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
The issuance and increase in fair value of contingent consideration during 2016 was related to our acquisition of Extrameasures. During the 24 weeks ended June 17, 2017, we paid out $5.5 million for achieving relevant targets during the first earn-out year, and we estimated the fair value of the remaining contingent consideration based on our estimates of the amounts payable for and probability of achieving the relevant targets and a discount rate of 17%.

5. Consolidated Financial Statement Details
The following tables represent the components of Other current assets, Other assets, Other current liabilities and Other liabilities as of June 17, 2017, December 31, 2016 and June 18, 2016 consisted of the following (in thousands):

	June 17, 2017	December 31, 2016	June 18, 2016
Other current assets:
Inventory	$42,616	$43,950	$34,154
Deferred expenses	18,931	22,148	12,656
Income tax receivables	30,134	13,599	25,639
Other	48,874	51,678	30,612
Assets held for sale	40,370	—	—
Total other current assets	$180,925	$131,375	$103,061
Other assets:
Deferred program and contract costs	$39,097	$48,066	$43,527
Other receivables	1,622	2,713	2,810
Income taxes receivable	2,270	2,358	—
Deferred financing costs	2,756	2,688	1,675
Other	36,478	30,031	19,585
Total other assets	$82,223	$85,856	$67,597
Other current liabilities:
Payroll and related liabilities	$28,309	$24,944	$24,336
Income taxes payable	5,000	4,199	2,333
Acquisition liability	7,352	6,672	10,850
Other payables and accrued liabilities	11,582	15,361	10,740
Liabilities held for sale	38,858	—	—
Total other current liabilities	$91,101	$51,176	$48,259
Other liabilities:
Acquisition liability	$9,540	$17,080	$10,050
Income taxes payable	7,130	6,957	6,186
Deferred income and other liabilities	11,002	15,616	7,960
Total other liabilities	$27,672	$39,653	$24,196

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

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the M&E business as of June 17, 2017 (in thousands):

June 17, 2017
Accounts receivable, net	$16,174
Other current assets	4,657
Property, equipment and technology, net	927
Intangible assets, net	5,607
Goodwill	11,924
Deferred income taxes	1,081
Total assets held for sale	$40,370

Settlement payables	$7,838
Consumer and customer deposits	1,754
Accounts payable and accrued operating expenses	8,454
Deferred revenue	4,695
Other current liabilities	16,004
Deferred income taxes	113
Total liabilities held for sale	$38,858
During the first two quarters of 2017, the M&E business recorded pre-tax income of $0.6 million during the period it was accounted for as an asset held for sale.
6. Goodwill

We have assigned goodwill to our U.S. Retail, Incentives & Rewards and International segments. To date, we have not recorded any impairment charges against or disposed of any reporting units with goodwill. During the first quarter of 2017, as a result of changes in reporting financial results to our Chief Operating Decision Maker (“CODM”), we concluded that we would report the international incentives businesses within the International reportable segment. Accordingly, we re-allocated a portion of the goodwill from the historical Incentives & Rewards segment to the International segment based on their relative fair values. As we continue to develop our e-commerce strategy, we also re-allocated a portion of the e-commerce goodwill from U.S. Retail to Incentives & Rewards to align with the way our business is managed. A summary of changes in goodwill during the 24 weeks ended June 17, 2017 is as follows (in thousands):

	June 17, 2017
	U.S. Retail	Incentives & Rewards	International	Total
Balance, beginning of period	$99,685	$366,508	$104,205	$570,398
Re-allocation of goodwill to International	—	(7,152)	7,152	—
Re-allocation of e-commerce goodwill	(10,505)	10,505	—	—
Acquisition (see Note 2—Business Acquisitions)	—	9,919	—	9,919
Measurement period of adjustments for 2016 acquisitions	338	—	(1,384)	(1,046)
Asset held for sale (see Note 5—Consolidated Financial Statement Details)	—	—	(11,924)	(11,924)
Foreign currency translation adjustments	—	386	5,122	5,508
Balance, end of period	$89,518	$380,166	$103,171	$572,855

7. Stock-Based Compensation

During the 24 weeks ended June 17, 2017, our Board of Directors granted 992,669 restricted stock units and 200,700 performance stock units.

The following table presents total stock-based compensation expense according to the income statement line in our condensed consolidated statements of income (loss) for the 24 weeks ended June 17, 2017 and June 18, 2016 (in thousands):

	12 weeks ended		24 weeks ended
	June 17, 2017	June 18, 2016	June 17, 2017	June 18, 2016
Processing and services	$1,798	$1,522	$3,500	$2,964
Sales and marketing	2,884	3,027	5,696	5,841
Cost of products sold	4	42	21	58
General and administrative	3,364	3,981	7,234	7,709
Total stock-based compensation expense	$8,050	$8,572	$16,451	$16,572

8. Income Taxes
Our effective tax rates were 42.6% and 39.2% for the 12 weeks ended June 17, 2017 and June 18, 2016, respectively, and 42.3% and 41.6% for the 24 weeks ended June 17, 2017 and June 18, 2016, respectively. The effective rate for the 12 weeks and 24 weeks ended June 17, 2017 was higher primarily due to excess tax benefits of employee stock-based compensation.

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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. We believe that the suit is without merit, and are vigorously defending ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint. On July 7, 2015, we filed a motion to dismiss the case in its entirety. On February 26, 2016, the Court granted the motion to dismiss in part, dismissing two claims of the amended complaint. On March 25, 2016 we filed our answer denying the remaining claims and a counterclaim for attorneys’ fees pursuant to the merger agreement between the parties. On June 22, 2016, the plaintiff filed a motion to dismiss our counterclaim for indemnification. On July 22, 2016, we filed an amended counterclaim in response. On August 5, 2016, the plaintiff filed a reply. On May 11, 2017, the parties updated the Court regarding the status of the case. We believe the likelihood of loss is remote.
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to indirect taxes typically on commissions or fees we receive from non-resident content providers. After the application of third party indemnities, our present exposure is approximately $4.9 million, primarily in a single jurisdiction. If we were to be assessed for this exposure, we believe it is probable that we will prevail.

10. Segment Reporting
Our three reportable segments are U.S. Retail, Incentives & Rewards and International. During the first quarter of 2017, as a result of changes in reporting financial results to our CODM, we concluded that we would report the international incentives businesses within the International reportable segment. We also determined that it would be appropriate to allocate all costs that have been previously reported within Corporate and Unallocated: i) account management and marketing personnel, ii) the substantial majority of our technology personnel and related depreciation and amortization of technology and related hardware, iii) accounting, finance, legal, human resources and other administrative functions and iv) noncash charges including amortization of acquisition intangibles, stock-based compensation and change in fair value of contingent consideration, to the respective reportable segments.
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

	12 weeks ended
	June 17, 2017
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$237,705	$80,702	$144,739	$463,146
Partner distribution expense	124,763	6,650	70,112	201,525
Operating revenues, net of Partner distribution expense	112,942	74,052	74,627	261,621
Other operating expenses	111,697	76,325	78,000	266,022
Segment profit (loss) / Operating income (loss)	$1,245	$(2,273)	$(3,373)	$(4,401)
Other income (expense)				(6,384)
Income (loss) before income tax expense				$(10,785)
Noncash charges	$13,660	$11,869	$8,696

	12 weeks ended
	June 18, 2016
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$237,608	$61,119	$92,479	$391,206
Partner distribution expense	120,795	5,218	65,218	191,231
Operating revenues, net of Partner distribution expense	116,813	55,901	27,261	199,975
Other operating expenses	112,701	68,678	33,573	214,952
Segment profit (loss) / Operating income (loss)	$4,112	$(12,777)	$(6,312)	$(14,977)
Other income (expense)				(3,632)
Income (loss) before income tax expense				$(18,609)
Noncash charges	$13,727	$22,041	$5,595

	24 weeks ended
	June 17, 2017
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$445,343	$143,927	$281,112	$870,382
Partner distribution expense	226,476	10,736	143,789	381,001
Operating revenues, net of Partner distribution expense	218,867	133,191	137,323	489,381
Other operating expenses	220,610	142,748	147,455	510,813
Segment profit (loss) / Operating income (loss)	$(1,743)	$(9,557)	$(10,132)	$(21,432)
Other income (expense)				(12,491)
Income (loss) before income tax expense				$(33,923)
Noncash charges	$27,277	$27,699	$16,524

	24 weeks ended
	June 18, 2016
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$453,104	$120,773	$183,791	$757,668
Partner distribution expense	226,354	8,049	128,983	363,386
Operating revenues, net of Partner distribution expense	226,750	112,724	54,808	394,282
Other operating expenses	214,444	130,141	67,718	412,303
Segment profit (loss) / Operating income (loss)	$12,306	$(17,417)	$(12,910)	$(18,021)
Other income (expense)				(7,286)
Income (loss) before income tax expense				$(25,307)
Noncash charges	$25,243	$38,301	$9,865

11. Earnings Per Share
The following table provides reconciliations of net income (loss) and shares used in calculating basic earnings (loss) per share (“EPS”) to those used in calculating diluted EPS (in thousands, except per share amounts):

	12 weeks ended
	June 17, 2017		June 18, 2016
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(6,351)	$(6,351)	$(11,337)	$(11,337)
Distributed and undistributed earnings allocated to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders	$(6,351)	$(6,351)	$(11,337)	$(11,337)
Weighted-average common shares outstanding	56,448	56,448	56,134	56,134
Common share equivalents		—		—
Weighted-average shares outstanding		56,448		56,134
Earnings (loss) per share	$(0.11)	$(0.11)	$(0.20)	$(0.20)

	24 weeks ended
	June 17, 2017		June 18, 2016
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(19,837)	$(19,837)	$(14,890)	$(14,890)
Distributed and undistributed earnings allocated to participating securities	—	—	(15)	(15)
Net income (loss) attributable to common stockholders	$(19,837)	$(19,837)	$(14,905)	$(14,905)
Weighted-average common shares outstanding	56,176	56,176	55,944	55,944
Common share equivalents		—		—
Weighted-average shares outstanding		56,176		55,944
Earnings (loss) per share	$(0.35)	$(0.35)	$(0.27)	$(0.27)
The weighted-average common shares outstanding for diluted EPS for the 12 weeks ended June 17, 2017 and June 18, 2016, excluded approximately 5,046,000 and 5,694,000, respectively, and for the 24 weeks ended June 17, 2017 and June 18, 2016, excluded approximately 5,177,000 and 5,407,000, respectively, of total potential common stock outstanding because the effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the Quarterly Report) and our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on February 27, 2017 (the Annual Report). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” of our Annual Report and “Special Note regarding Forward-Looking Statements” section and the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Special Note regarding Forward Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by words or phrases such as “guidance,” “believes,” “expects,” “intends,” “forecasts,” “can,” “could,” “may,” “anticipates,” “estimates,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” “outlook,” “continuing,” “ongoing,” and similar words or phrases and the negative of such words and phrases. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which are, in many instances, beyond our control, and which could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements. Such risks and uncertainties include the following:
•our ability to grow adjusted operating revenues as anticipated,
•our ability to grow at historic rates or at all,
•the consequences should we lose one or more of our top distribution partners, fail to maintain existing relationships with our distribution partners or fail to attract new distribution partners to our network or if the financial performance of our distribution partners’ businesses decline,
•our reliance on our content providers, the demand for their products and our exclusivity arrangements with them,
•our reliance on relationships with card issuing banks,
•the consequences to our future growth if our distribution partners fail to actively and effectively promote our products and services,
•changes in consumer behavior away from our distribution partners or our products resulting from limits or controls implemented by our distribution partners during their transition to comply with Europay, MasterCard and Visa (“EMV”) requirements,
•our ability to successfully integrate our acquisitions,
•our ability to generate adequate taxable income to enable us to fully utilize our deferred income tax assets,
•changes in applicable tax law that preclude us from fully utilizing our deferred income tax assets,
•the requirement that we comply with applicable laws and regulations, including increasingly stringent anti-money laundering rules and regulations, and
•other risks and uncertainties described in our reports and filings with the SEC, including the risks and uncertainties set forth in Item 1A under the heading Risk Factors in our Annual Report, this Quarterly Report and other subsequent periodic reports we file with the SEC.
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

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance, a reconciliation of Commissions and fees and Program and other fees to Prepaid and processing revenues and a reconciliation of Total operating revenues to Adjusted operating revenues for the 12 and 24 weeks ended June 17, 2017 and June 18, 2016:

	12 weeks ended		24 weeks ended
	June 17, 2017	June 18, 2016	June 17, 2017	June 18, 2016

	(in thousands, except percentages and per share amounts)
Prepaid and processing revenues	$390,547	$330,350	$746,663	$645,416
Partner distribution expense as a % of prepaid and processing revenues	51.6%	57.9%	51.0%	56.3%
Prepaid and processing revenues:
Commissions and fees	$282,633	$262,931	$537,839	$502,555
Program and other fees	107,914	67,419	208,824	142,861
Prepaid and processing revenues	$390,547	$330,350	$746,663	$645,416
Total operating revenues	$463,146	$391,206	$870,382	$757,668
Revenue adjustment from purchase accounting (2)	1,505	4,439	3,489	8,209
Marketing revenue and other pass-through revenue	(27,653)	(20,696)	(44,633)	(34,155)
Partner distribution expense	(201,525)	(191,231)	(381,001)	(363,386)
Adjusted operating revenues (1)	$235,473	$183,718	$448,237	$368,336

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

Results of Operations
Comparison of the 12 and 24 Weeks ended June 17, 2017 and June 18, 2016
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week and 24-week periods ended June 17, 2017 and June 18, 2016 (the second quarter of 2017 and second quarter of 2016, respectively).
The following tables set forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income (loss) for the second quarter of 2017 and second quarter of 2016.

	12 weeks ended June 17, 2017	% of Total Operating Revenues	12 weeks ended June 18, 2016	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$282,633	61.0%	$262,931	67.2%
Program and other fees	107,914	23.3%	67,419	17.2%
Marketing	24,825	5.4%	20,696	5.3%
Product sales	47,774	10.3%	40,160	10.3%
Total operating revenues	463,146	100.0%	391,206	100.0%
OPERATING EXPENSES:
Partner distribution expense	201,525	43.5%	191,231	48.9%
Processing and services	107,680	23.3%	76,875	19.6%
Sales and marketing	77,722	16.8%	60,511	15.5%
Costs of products sold	44,541	9.6%	38,309	9.8%
General and administrative	25,563	5.5%	22,557	5.7%
Transition and acquisition	905	0.2%	641	0.2%
Amortization of acquisition intangibles	13,648	3.0%	15,259	3.9%
Change in fair value of contingent consideration	(4,037)	(0.9)%	800	0.2%
Total operating expenses	467,547	101.0%	406,183	103.8%
OPERATING INCOME (LOSS)	(4,401)	(1.0)%	(14,977)	(3.8)%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	667	0.2%	486	0.1%
Interest expense	(7,051)	(1.5)%	(4,118)	(1.1)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(10,785)	(2.3)%	(18,609)	(4.8)%
INCOME TAX EXPENSE (BENEFIT)	(4,591)	(1.0)%	(7,290)	(1.9)%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(6,194)	(1.3)%	(11,319)	(2.9)%
Loss (income) attributable to non-controlling interests, net of tax	(157)	(0.1)%	(18)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(6,351)	(1.4)%	$(11,337)	(2.9)%

	24 weeks ended June 17, 2017	% of Total Operating Revenues	24 weeks ended June 18, 2016	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$537,839	61.8%	$502,555	66.3%
Program and other fees	208,824	24.0%	142,861	18.9%
Marketing	39,106	4.5%	34,155	4.5%
Product sales	84,613	9.7%	78,097	10.3%
Total operating revenues	870,382	100.0%	757,668	100.0%
OPERATING EXPENSES:
Partner distribution expense	381,001	43.8%	363,386	47.9%
Processing and services	209,952	24.1%	150,816	19.9%
Sales and marketing	140,507	16.1%	113,849	15.0%
Costs of products sold	80,734	9.3%	74,041	9.8%
General and administrative	54,588	6.3%	46,054	6.1%
Transition and acquisition	1,356	0.1%	1,586	0.2%
Amortization of acquisition intangibles	26,673	3.1%	25,157	3.3%
Change in fair value of contingent consideration	(2,997)	(0.3)%	800	0.1%
Total operating expenses	891,814	102.5%	775,689	102.3%
OPERATING INCOME (LOSS)	(21,432)	(2.5)%	(18,021)	(2.4)%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	1,503	0.2%	898	0.1%
Interest expense	(13,994)	(1.6)%	(8,184)	(1.1)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(33,923)	(3.9)%	(25,307)	(3.3)%
INCOME TAX EXPENSE (BENEFIT)	(14,366)	(1.7)%	(10,527)	(1.4)%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(19,557)	(2.2)%	(14,780)	(2.0)%
Loss (income) attributable to non-controlling interests, net of tax	(280)	(0.1)%	(110)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(19,837)	(2.3)%	$(14,890)	(2.0)%
We identify our reportable segments based on how we manage our operations and how our Chief Operating Decision Maker (“CODM”) reviews financial information. Our reportable segments are described below:

•	U.S. Retail - sale of prepaid cards to consumers in the U.S. through our physical retail distribution partners as well as through our various online distribution channels.

•
Incentives & Rewards - our incentives businesses in the U.S., which provide software, services and prepaid products to business clients for their loyalty, incentive and reward programs, our e-commerce incentives business, as well as our Achievers business in Canada.

•	International - our retail and incentives businesses outside of the United States, except for our Achievers business in Canada, which is reported in the Incentives & Rewards segment.
Further information regarding our reportable segments can be found in Note 10—Segment Reporting.

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following tables set forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 12-week and 24-week periods ended June 17, 2017 and June 18, 2016.

	12 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$282,633	$262,931	$19,702	7.5%
Program and other fees	107,914	67,419	40,495	60.1%
Marketing	24,825	20,696	4,129	20.0%
Product sales	47,774	40,160	7,614	19.0%
Total operating revenues	$463,146	$391,206	$71,940	18.4%
Partner distribution expense	201,525	191,231	10,294	5.4%
Operating revenues, net of Partner distribution expense	$261,621	$199,975	$61,646	30.8%

	24 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$537,839	$502,555	$35,284	7.0%
Program and other fees	208,824	142,861	65,963	46.2%
Marketing	39,106	34,155	4,951	14.5%
Product sales	84,613	78,097	6,516	8.3%
Total operating revenues	$870,382	$757,668	$112,714	14.9%
Partner distribution expense	381,001	363,386	17,615	4.8%
Operating revenues, net of Partner distribution expense	$489,381	$394,282	$95,099	24.1%
U.S. Retail
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our U.S. Retail segment for the 12-week and 24-week periods ended June 17, 2017 and June 18, 2016.

	12 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$237,705	$237,608	$97	—%
Partner distribution expense	124,763	120,795	3,968	3.3%
Operating revenues, net of Partner distribution expense	$112,942	$116,813	$(3,871)	(3.3)%
Transaction dollar volume (1)	$2,263,834	$2,088,959	$174,875	8.4%
Prepaid and processing revenues	$205,032	$194,140	$10,892	5.6%
Prepaid and processing revenues as a percentage of transaction dollar volume (2)	9.1%	9.3%	(0.2)%	(2.2)%
Partner distribution expense as a percentage of prepaid and processing revenues	60.9%	62.2%	(1.3)%	(2.1)%

	24 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$445,343	$453,104	$(7,761)	(1.7)%
Partner distribution expense	226,476	226,354	122	0.1%
Operating revenues, net of Partner distribution expense	$218,867	$226,750	$(7,883)	(3.5)%
Transaction dollar volume (1)	$4,061,555	$4,005,505	$56,050	1.4%
Prepaid and processing revenues	$383,402	$375,194	$8,208	2.2%
Prepaid and processing revenues as a percentage of transaction dollar volume (2)	9.4%	9.4%	—%	—%
Partner distribution expense as a percentage of prepaid and processing revenues	59.1%	60.3%	(1.2)%	(2.0)%

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

•
Transaction dollar volume—On October 1, 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who do not accept EMV chip technology transactions. During 2016, our non-EMV compliant distribution partners placed restrictions on the sale of open loop gift cards and some closed loop gift cards until they completed their EMV implementation. By the end of 2016, most of our distribution partner store locations were EMV compliant and had lifted those restrictions. In 2017, the negative impact of restricted sales has gradually decreased, and by the second quarter of 2017, sales volumes at our distribution partner store locations have recovered to expected levels, which are reflected in higher transaction dollar volume in the second quarter and first 24 weeks of 2017. In addition, sales from our online distribution channels have increased in the second quarter and first 24 weeks of 2017. These increases were partially offset by the discontinuation of certain low-margin financial services programs, including certain co-branded GPR products, which decreased transaction dollar volume.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased for the second quarter of 2017 due to a lower prepaid and processing revenue rate for open loop gift cards, which resulted from a shift in mix from lower denomination cards to higher denomination cards due to the reduction of the impact from EMV restrictions. Prepaid and processing revenues as a percentage of transaction dollar volume was also impacted by lower program management fees due to lower contractual rates with our primary issuing bank. Prepaid and processing revenues as a percentage of transaction dollar volume for the first 24 weeks of 2017 did not change compared to the same period in 2016 primarily due to the increased sales of higher-margin products, offset by a lower prepaid and processing revenue rate for open loop gift cards and increased sales of lower-margin closed gift products.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased due to increased sales of products for which we incur lower partner distribution expense, as well as an increase in sales through our online distribution channels where we do not incur such expense for sales through our proprietary websites.

Our Operating revenues, net of Partner distribution expense were also impacted by a decrease of $11.4 million and $16.3 million for the second quarter and first 24 weeks of 2017, respectively, in sales from Cardpool. In our Annual Report for the year ended December 31, 2016, we reported that the Cardpool reporting unit had an elevated risk of goodwill impairment due to its exposure to lowered expectations of sales volume related to the card exchange business and lower operating margins. As of December 31, 2016, the fair value of the Cardpool reporting unit exceeded its carrying value by $3.4 million, or 6.9%. During the second quarter of 2017, Cardpool’s operating results were lower than expected due to certain technology implementation issues which we believe have since been resolved. We re-evaluated our forecast for Cardpool and lowered its forecasted revenue growth for the remainder of 2017 and 2018 as a result of changes in expectations regarding our sales pipeline. We reviewed our goodwill impairment assessment for Cardpool as of June 17, 2017 and determined that, while the excess has decreased by approximately $2.0 million, fair value still exceeded its carrying value. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for indicators of goodwill impairment.
Incentives & Rewards
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 12-week and 24-week periods ended June 17, 2017 and June 18, 2016.

	12 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$80,702	$61,119	$19,583	32.0%
Partner distribution expense	6,650	5,218	1,432	27.4%
Operating revenues, net of Partner distribution expense	$74,052	$55,901	$18,151	32.5%
Prepaid and processing revenues	$54,979	$51,388	$3,591	7.0%
Partner distribution expense as a percentage of prepaid and processing revenues	12.1%	10.2%	1.9%	18.6%

	24 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$143,927	$120,773	$23,154	19.2%
Partner distribution expense	10,736	8,049	2,687	33.4%
Operating revenues, net of Partner distribution expense	$133,191	$112,724	$20,467	18.2%
Prepaid and processing revenues	$104,235	$101,857	$2,378	2.3%
Partner distribution expense as a percentage of prepaid and processing revenues	10.3%	7.9%	2.4%	30.4%

•
Prepaid and processing revenues—In the second quarter of 2017, we entered into a contractual amendment with one of our issuing banks to standardize fees across different products. The amendment resulted in a one-time benefit of $0.9 million in the second quarter of 2017. Excluding this benefit, prepaid and processing revenues increased by $2.7 million for the second quarter of 2017 primarily driven by the growth in our employee engagement business. Prepaid and processing revenues grew $2.4 million for the first 24 weeks of 2017, primarily due to $4.9 million increase in the employee engagement business, $1.1 million increase due to growth in our rebate and incentive processing business, $0.9 million increase related to the contractual amendment entered into during the second quarter of 2017, offset by a one-time benefit of $4.3 million in the first 24 weeks of 2016 as a result of a contractual amendment with one of our issuing banks.

•
Partner distribution expense as a percentage of prepaid and processing revenue—Increased due to higher proportion of sales through business clients for which we recognize net pricing discounts as an expense.

Our Operating revenues and Operating revenues net of Partner distribution expense also increased for the second quarter and first 24 weeks of 2017 due to an increase in product sales of $16.0 million and $20.8 million for the second quarter and first 24 weeks of 2017, respectively, due to the growth in our incentives loyalty programs.

International
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International segment for the 12-week and 24-week periods ended June 17, 2017 and June 18, 2016.

	12 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$144,739	$92,479	$52,260	56.5%
Partner distribution expense	70,112	65,218	4,894	7.5%
Operating revenues, net of Partner distribution expense	$74,627	$27,261	$47,366	173.8%
Prepaid and processing revenues	$130,536	$84,822	$45,714	53.9%
Partner distribution expense as a percentage of prepaid and processing revenues	53.7%	76.9%	(23.2)%	(30.2)%

	24 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$281,112	$183,791	$97,321	53.0%
Partner distribution expense	143,789	128,983	14,806	11.5%
Operating revenues, net of Partner distribution expense	$137,323	$54,808	$82,515	150.6%
Prepaid and processing revenues	$259,027	$168,365	$90,662	53.8%
Partner distribution expense as a percentage of prepaid and processing revenues	55.5%	76.6%	(21.1)%	(27.5)%

•
Prepaid and processing revenues—Our acquisition of The Grass Roots Group Holdings Limited and its subsidiaries (collectively, “Grass Roots”) in the fourth quarter of 2016 accounted for a $37.4 million and $67.6 million increase to our prepaid and processing revenues for the second quarter and the first 24 weeks of 2017, respectively, of which $20.3 million for the second quarter and $35.4 million for the first 24 weeks of 2017 related to the Meetings & Events business (see Note 5—Consolidated Financial Statement Details—Assets held for sale). Prepaid and processing revenues also increased $8.3 million and $23.1 million for the second quarter and first 24 weeks of 2017, respectively, due to increased sales volume in all regions, primarily Germany, Mexico and from our sub-distributor relationships, primarily in Japan.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased mainly due to our acquisition of Grass Roots, which did not incur any partner distribution expense. Excluding Grass Roots, our partner distribution expense as a percentage of prepaid and processing revenue decreased from 76.9% to 75.1% for the second quarter and from 76.6% to 75.0% for the first 24 weeks of 2017. The decrease for both the second quarter and first 24 weeks of 2017 is due to higher sales of products which have minimal partner distribution expense along with a decrease in proportion of sales through our sub-distributor relationships, primarily in Japan (which have higher commission share arrangements but for which we incur minimal other operating expenses).

Operating revenues and Operating revenues, net of Partner distribution expense were also impacted by an increase in marketing revenue of $4.9 million and $6.5 million, for the second quarter and first 24 weeks of 2017, respectively, mainly due to activity in Japan.

Operating Expenses
The following tables set forth our consolidated operating expenses for the 12-week and 24-week periods ended June 17, 2017 and June 18, 2016.

	12 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	$201,525	$191,231	$10,294	5.4%
Processing and services	107,680	76,875	30,805	40.1%
Sales and marketing	77,722	60,511	17,211	28.4%
Costs of products sold	44,541	38,309	6,232	16.3%
General and administrative	25,563	22,557	3,006	13.3%
Transition and acquisition	905	641	264	41.2%
Amortization of acquisition intangibles	13,648	15,259	(1,611)	(10.6)%
Change in fair value of contingent consideration	(4,037)	800	(4,837)	N/M
Total operating expenses	$467,547	$406,183	$61,364	15.1%

	24 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	$381,001	$363,386	$17,615	4.8%
Processing and services	209,952	150,816	59,136	39.2%
Sales and marketing	140,507	113,849	26,658	23.4%
Costs of products sold	80,734	74,041	6,693	9.0%
General and administrative	54,588	46,054	8,534	18.5%
Transition and acquisition	1,356	1,586	(230)	(14.5)%
Amortization of acquisition intangibles	26,673	25,157	1,516	6.0%
Change in fair value of contingent consideration	(2,997)	800	(3,797)	N/M
Total operating expenses	$891,814	$775,689	$116,125	15.0%

Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
Processing and services expenses as a percentage of Prepaid and processing revenues increased from 23.3% to 27.6% for the second quarter and from 23.4% to 28.1% for the first 24 weeks of 2017 primarily due to our acquisition of Grass Roots in the fourth quarter of 2016. Processing and services expenses increased by $30.8 million for the second quarter ($59.1 million for the first 24 weeks) of 2017 primarily due to costs related to Grass Roots in the amount of $23.7 million for the second quarter ($43.4 million for the first 24 weeks) of 2017, of which $16.7 million for the second quarter ($29.3 million for the first 24 weeks) of 2017 was related to the Meetings & Events business (see Note 5—Consolidated Financial Statement Details—Assets held for sale). Excluding Grass Roots, Processing and services expenses were impacted by $2.3 million increase for the second quarter ($5.7 million for the first 24 weeks) of 2017 for technology and infrastructure, including depreciation of capitalized software, activation transaction processing and other equipment; $2.3 million increase for the second quarter ($2.7 million for the first 24 weeks) of 2017 for technology and operations personnel including employee and contractor compensation, benefits and travel related costs; $1.3 million increase for the second quarter ($3.1 million for the first 24 weeks) of 2017 for program management and maintaining our distribution network including launch costs for Target Corporation as a new distribution partner; and $1.2 million increase for the second quarter ($4.3 million for the first 24 weeks) of 2017 for merchant services and other costs.
Sales and Marketing
Sales and marketing expenses increased by $17.2 million and $26.7 million for the second quarter and first 24 weeks of 2017, respectively. Grass Roots contributed $7.9 million and $13.6 million of the increase in those respective periods. Excluding Grass Roots, the increase in Sales and marketing expenses is primarily due to $8.3 million and $13.8 million in higher program marketing expenses, including costs related to our Visa 5% cash back program.
Costs of Products Sold
Costs of products sold increased by $17.4 million and $19.8 million in product costs related to our incentives business and card services for the second quarter and first 24 weeks of 2017, respectively, reflecting the increase in product sales in our incentives business. The increase is partially offset by decreases in Cardpool costs of $9.0 million and $12.9 million for the second quarter and first 24 weeks of 2017, respectively, reflecting lower sales from Cardpool. Gross margin increased for the second quarter of 2017 primarily due to increases in the gross margin for both our card services and incentives and loyalty programs, but gross margin decreased for the first 24 weeks of 2017 due to the negative impact from Cardpool.
General and Administrative
General and administrative expenses increased primarily due to increases of $1.1 million for the second quarter and $6.1 million the first 24 weeks of 2017 related to higher personnel costs, including employee compensation, benefits and travel related costs, as a result of increased headcount from acquisitions. General and administrative expenses also increased $1.0 million for the second quarter and $1.6 million for the first 24 weeks of 2017 due to higher rent expense, professional services and other costs. In addition, in the second quarter of 2016, we had a one-time gain of $0.8 million from the sale of our U.S. GPR business under the PayPower brand, net of related write-offs of GPR technology assets.
Transition and Acquisition
Transition and acquisition expenses include legal, tax, audit and valuation professional services related to acquisitions, severance resulting from integration of acquisitions and certain employment compensation payments that we recognize in our post combination financial statements. In the second quarter and first 24 weeks of 2017, we incurred such expenses related to our acquisition made in the first quarter of 2017 as well as on-going acquisition activity.
Amortization of Acquisition Intangibles
Amortization expense increased in the second quarter and the first 24 weeks of 2017 due to the addition of intangibles from our various acquisitions in 2016.
Change in Fair Value of Contingent Consideration
The change in the fair value of contingent consideration relates to our Extrameasures acquisition in 2016. Changes in contingent liabilities result from changes in time value of money and changes in expectations related to the meeting of financial targets.

Other Income (Expense) and Income Tax Expense (Benefit)
The following tables set forth our consolidated other income (expense), and income tax expense (benefit) and effective tax rates for 12-week and 24-week periods ended June 17, 2017 and June 18, 2016:

	12 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$667	$486	$181	37.2%
Interest expense	(7,051)	(4,118)	(2,933)	71.2%
Total other income (expense)	$(6,384)	$(3,632)	$(2,752)	75.8%
INCOME TAX EXPENSE (BENEFIT)	$(4,591)	$(7,290)	$2,699	(37.0)%
EFFECTIVE TAX RATE	42.6%	39.2%	3.4%

	24 weeks ended
	June 17, 2017	June 18, 2016	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$1,503	$898	$605	67.4%
Interest expense	(13,994)	(8,184)	(5,810)	71.0%
Total other income (expense)	$(12,491)	$(7,286)	$(5,205)	71.4%
INCOME TAX EXPENSE (BENEFIT)	$(14,366)	$(10,527)	$(3,839)	36.5%
EFFECTIVE TAX RATE	42.3%	41.6%	0.7%
Other Income (Expense)
Interest income and other income (expense), net increased for the second quarter and the first 24 weeks of 2017 primarily due to higher interest received for investments as well as lower foreign exchange losses compared to the second quarter and the first 24 weeks of 2016.
Interest expense includes interest charged under our Restated Credit Agreement and convertible notes (see Note 3—Financing in the notes to our condensed financial statements), the amortization of deferred financing costs and the discount on our term loan and convertible notes. In the second quarter of 2017, interest expense for our credit facility and convertible notes increased by $0.2 million and amortization expense increased by $2.7 million. For the first 24 weeks of 2017, interest expense for our credit facility and convertible notes increased by $0.4 million and amortization expense increased by $5.5 million. The increase in interest expense for our credit facility was primarily due to overall higher level of borrowings, as driven by our acquisition activity; the increase in amortization expense was driven by the increase in deferred financing costs and debt discounts when we issued the convertible notes during the third quarter of 2016.
Income Tax Expense (Benefit)
Our effective tax rates were 42.6% and 39.2% for the 12 weeks ended June 17, 2017 and June 18, 2016, respectively, and 42.3% and 41.6% for the 24 weeks ended June 17, 2017 and June 18, 2016, respectively. The effective rate for the 12 weeks and 24 weeks ended June 17, 2017 was higher primarily due to excess tax benefits of employee stock-based compensation.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 24 weeks ended June 17, 2017 and June 18, 2016.

	24 weeks ended
	June 17, 2017	June 18, 2016
	(in thousands)
Net cash (used in) provided by operating activities	$(694,289)	$(643,277)
Net cash (used in) provided by investing activities	(61,106)	(166,569)
Net cash (used in) provided by financing activities	33,990	154,610
Effect of exchange rate changes on cash and cash equivalents	8,351	4,648
Decrease in cash and cash equivalents	$(713,054)	$(650,588)
Cash Flows from Operating Activities
Our use of cash during both 24 weeks ended June 17, 2017 and June 18, 2016 primarily reflects the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits which are significantly impacted by the portion of gift card sales that occur in late December. Excluding the impact of these settlement related items, net cash provided by operating activities during the 24 weeks ended June 17, 2017 increased by $26.2 million compared to the 24 weeks ended June 18, 2016. This increase in cash primarily reflects:

•
an increase of $32.2 million cash provided by non-settlement related operating assets and liabilities for the 24 weeks ended June 17, 2017 compared to the 24 weeks ended June 18, 2016, due to an increase in our operating liabilities; partially offset by

•
a decrease of $6.7 million cash provided by income tax related receivables and payables for the 24 weeks ended June 17, 2017 compared to the 24 weeks ended June 18, 2016, due to a non-recurring income tax refund of $7.5 million received in the 24 weeks ended June 18, 2016.

Cash Flows from Investing Activities
The net cash used in investing activities for the 24 weeks ended June 17, 2017 totaled $61.1 million, which primarily included $30.2 million for expenditures for property, equipment and technology, $10.6 million for a restricted cash deposit, $10.3 million for the acquisition of a company in the rebates and incentives business and $5.6 million investment in equity ventures. The net cash used in investing activities for the 24 weeks ended June 18, 2016 totaled $166.6 million, which primarily included $144.5 million for our acquisitions of GiftCards, NimbleCommerce and Extrameasures and $20.3 million for expenditures for property, equipment and technology.
Cash Flows from Financing Activities
The net cash provided by financing activities for the 24 weeks ended June 17, 2017 totaled $34.0 million, primarily driven by an additional $50.0 million draw down on our term loan under our Restated Credit Agreement, as amended (see Note 3—Financing in the notes to our condensed consolidated financial statements), and $10.4 million net proceeds from employee stock-related activities, partially offset by our term loan repayment of $10.0 million, $9.7 million related to the exercise and settlement of employee stock awards and $5.5 million payment of contingent consideration related to the Extrameasures acquisition.
The net cash provided by financing activities for the 24 weeks ended June 18, 2016 totaled $154.6 million, primarily driven by the $100.0 million draw down on our term loan and net increase of $100.0 million in our bank line of credit. These were offset by repayments of $37.5 million for our term loan and $9.0 million for debt assumed in our acquisitions of GiftCards and NimbleCommerce.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 17, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 17, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 17, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 30, 2015, Greg Haney in his capacity as Seller Representative for CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851). The complaint generally alleges that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. We believe that the suit is without merit, and we are vigorously defending ourselves against these claims. On June 8, 2015, we filed a motion to dismiss the complaint. On June 22, 2015, the plaintiff filed an amended complaint.  On July 7, 2015, we filed a motion to dismiss the case in its entirety. On February 26, 2016, the Court granted the motion to dismiss in part, dismissing two claims of the amended complaint. On March 25, 2016, we filed our answer denying the remaining claims and a counterclaim for attorneys’ fees pursuant to the merger agreement contemplating the acquisition of CardLab, Inc. between the parties. On June 22, 2016, the plaintiff filed a motion to dismiss our counterclaim for indemnification. On July 22, 2016, we filed an amended counterclaim in response. On August 5, 2016, the plaintiff filed a reply. On May 11, 2017, the parties updated the Court regarding the status of the case.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal period during the 12 weeks ended June 17, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 26, 2017 to April 22, 2017	8,916	$38.70	—	$—
April 23, 2017 to May 20, 2017	—	$—	—	$—
May 21, 2017 to June 17, 2017	—	$—	—	$—
Total	8,916	$38.70	—	$—
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

In October 2016, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $100 million of the Company’s outstanding common stock over a period of up to two (2) years. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, or as otherwise may be determined by the authorized officers of the Company, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases are based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate the company to acquire any specific number of shares in any period. As of June 17, 2017, the Company had not made any purchases under the program.

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

Blackhawk Network Holdings, Inc.

/s/ Jerry Ulrich
Jerry Ulrich
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: July 26, 2017

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.1	June 9, 2017
3.2	Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.2	June 9, 2017
10.1	First Amendment to Credit Agreement dated as of April 25, 2017, by and among Blackhawk Network Holdings, Inc., as borrower, the financial institutions signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.1	April 27, 2017
10.2+	Separation Agreement, effective as of May 8, 2017, by and between Blackhawk Network, Inc. and Jerry Ulrich.	8-K	001-35882	10.1	May 22, 2017
10.3+	Second Amendment to Blackhawk Network Holdings, Inc. 2013 Equity Incentive Award Plan.	DEF 14A	001-35882	Annex A	April 20, 2017
10.4	Second Amendment to Lease Agreement, effective as of April 21, 2017, by and between 6200 Stoneridge Mall Road Investors LLC and Blackhawk Network, Inc.					X
31.1	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

______________________

+	Indicates a management contract or compensatory plan.
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