Form 10-Q
period 2017-09-09
BLACKHAWK NETWORK HOLDINGS, INC
filed 2017-10-17
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 9, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 10, 2017, there were 56,813,300 shares of the Registrant’s common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 9, 2017	December 31, 2016	September 10, 2016
ASSETS
Current assets:
Cash and cash equivalents	$304,904	$1,008,125	$300,349
Restricted cash	66,509	10,793	2,500
Settlement receivables, net	429,494	641,691	275,471
Accounts receivable, net	226,126	262,672	199,552
Other current assets	191,691	131,375	123,919
Total current assets	1,218,724	2,054,656	901,791
Property, equipment and technology, net	180,554	172,381	168,865
Intangible assets, net	418,046	350,185	293,034
Goodwill	656,266	570,398	508,607
Deferred income taxes	351,760	362,302	352,683
Other assets	86,610	85,856	69,039
TOTAL ASSETS	$2,911,960	$3,595,778	$2,294,019

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value) (Unaudited)
	September 9, 2017	December 31, 2016	September 10, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$646,160	$1,626,827	$522,133
Consumer and customer deposits	267,642	173,344	115,085
Accounts payable and accrued operating expenses	142,029	153,885	103,920
Deferred revenue	151,425	150,582	113,867
Note payable, current portion	9,890	9,856	9,846
Notes payable to Safeway	4,201	3,163	3,239
Bank line of credit	115,000	—	—
Other current liabilities	74,804	51,176	48,630
Total current liabilities	1,411,151	2,168,833	916,720
Deferred income taxes	30,516	27,887	19,930
Note payable	178,048	137,984	137,848
Convertible notes payable	437,769	429,026	425,833
Other liabilities	26,644	39,653	25,429
Total liabilities	2,084,128	2,803,383	1,525,760
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 56,777, 55,667 and 55,368 shares outstanding, respectively	57	56	55
Additional paid-in capital	638,008	608,568	594,739
Accumulated other comprehensive loss	(14,934)	(48,877)	(34,398)
Retained earnings	200,484	228,451	203,791
Total Blackhawk Network Holdings, Inc. equity	823,615	788,198	764,187
Non-controlling interests	4,217	4,197	4,072
Total stockholders’ equity	827,832	792,395	768,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,911,960	$3,595,778	$2,294,019
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except for per share amounts)
(Unaudited)

	12 weeks ended		36 weeks ended
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
OPERATING REVENUES:
Commissions and fees	$269,737	$248,138	$807,576	$750,693
Program and other fees	95,592	64,857	304,416	207,718
Marketing	14,348	17,943	53,454	52,098
Product sales	39,582	30,622	124,195	108,719
Total operating revenues	419,259	361,560	1,289,641	1,119,228
OPERATING EXPENSES:
Partner distribution expense	196,633	178,363	577,634	541,749
Processing and services	93,877	75,818	303,829	226,634
Sales and marketing	58,711	52,327	199,218	166,176
Costs of products sold	37,148	29,122	117,882	103,163
General and administrative	24,122	21,773	78,710	67,827
Transition and acquisition	665	2,574	2,021	4,160
Amortization of acquisition intangibles	13,904	10,376	40,577	35,533
Change in fair value of contingent consideration	(2,100)	1,300	(5,097)	2,100
Goodwill impairment	9,000	—	9,000	—
Total operating expenses	431,960	371,653	1,323,774	1,147,342
OPERATING INCOME (LOSS)	(12,701)	(10,093)	(34,133)	(28,114)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	631	2,360	2,134	3,258
Interest expense	(7,374)	(5,684)	(21,368)	(13,868)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(19,444)	(13,417)	(53,367)	(38,724)
INCOME TAX EXPENSE (BENEFIT)	(11,858)	(8,357)	(26,224)	(18,884)
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(7,586)	(5,060)	(27,143)	(19,840)
Loss (income) attributable to non-controlling interests, net of tax	(180)	(42)	(460)	(152)
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(7,766)	$(5,102)	$(27,603)	$(19,992)
EARNINGS (LOSS) PER SHARE:
Basic	$(0.14)	$(0.09)	$(0.49)	$(0.36)
Diluted	$(0.14)	$(0.09)	$(0.49)	$(0.36)
Weighted average shares outstanding—basic	56,709	55,668	56,355	55,851
Weighted average shares outstanding—diluted	56,709	55,668	56,355	55,851
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	12 weeks ended		36 weeks ended
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$(7,586)	$(5,060)	$(27,143)	$(19,840)
Other comprehensive income (loss):
Currency translation adjustments	19,764	(2,504)	33,503	5,547
COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	12,178	(7,564)	6,360	(14,293)
Comprehensive loss (income) attributable to non-controlling interests, net of tax	15	129	(20)	98
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$12,193	$(7,435)	$6,340	$(14,195)
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	36 weeks ended
	September 9, 2017	September 10, 2016
OPERATING ACTIVITIES:
Net income (loss) before allocation to non-controlling interests	$(27,143)	$(19,840)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	37,518	33,096
Goodwill impairment	9,000	—
Amortization of intangibles	44,416	38,988
Amortization of deferred program and contract costs	21,706	18,805
Amortization of deferred financing costs and debt discount	9,546	2,984
Loss on property, equipment and technology disposal/write-down	660	2,758
Employee stock-based compensation expense	24,560	24,865
Change in fair value of contingent consideration	(5,097)	2,100
Other	(3,388)	38
Changes in operating assets and liabilities:
Settlement receivables	233,441	359,398
Settlement payables	(1,003,220)	(1,091,151)
Accounts receivable, current and long-term	35,179	44,585
Other current assets	16,807	3,940
Other assets	(12,172)	(9,299)
Consumer and customer deposits	12,330	13,963
Accounts payable and accrued operating expenses	(17,426)	(28,775)
Deferred revenue	4,948	2,703
Other current and long-term liabilities	5,334	(24,912)
Income taxes, net	(28,276)	(13,883)
Net cash (used in) provided by operating activities	(641,277)	(639,637)
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(43,484)	(33,522)
Business acquisitions, net of cash acquired	(170,773)	(144,284)
Investment in unconsolidated entities	(5,801)	(3,901)
Change in restricted cash	2,500	689
Other	(3,245)	4,000
Net cash (used in) provided by investing activities	(220,803)	(177,018)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	36 weeks ended
	September 9, 2017	September 10, 2016
FINANCING ACTIVITIES:
Payments for acquisition liability	(5,503)	—
Repayment of debt assumed in business acquisitions	(8,585)	(8,964)
Proceeds from issuance of note payable	50,000	250,000
Repayment of note payable	(10,000)	(463,750)
Payments of financing costs	(1,025)	(15,926)
Borrowings under revolving bank line of credit	1,771,381	1,959,749
Repayments on revolving bank line of credit	(1,656,381)	(1,959,749)
Proceeds from convertible debt	—	500,000
Payments for note hedges	—	(75,750)
Proceeds from warrants	—	47,000
Repayment on notes payable to Safeway	(254)	(890)
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	13,286	4,491
Other stock-based compensation related	(10,157)	(2,135)
Repurchase of common stock	—	(34,845)
Other	—	(155)
Net cash (used in) provided by financing activities	142,762	199,076
Effect of exchange rate changes on cash and cash equivalents	16,097	3,352
Decrease in cash and cash equivalents	(703,221)	(614,227)
Cash and cash equivalents—beginning of period	1,008,125	914,576
Cash and cash equivalents—end of period	$304,904	$300,349

NONCASH FINANCING AND INVESTING ACTIVITIES:
Financing of business acquisition with contingent consideration	$1,640	$20,100
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

Recently Issued or Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, replaces nearly all current U.S. GAAP guidance on this topic with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. This new guidance provides a five-step analysis in determining when and how revenue is recognized. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
We will adopt this new guidance using the full retrospective method in the first quarter of fiscal 2018 to restate each prior reporting period presented. While we are continuing to evaluate the impacts of this new guidance on our consolidated financial statements, including disclosures, we have identified the following areas that will be affected by the adoption of this new standard:
Revenue
Content Provider Commissions—Under the new guidance, we will continue to recognize content provider commissions as revenue at the time of card activation, as our performance obligation to the content provider is complete. However, the actual revenue recognition treatment required under the new guidance may be dependent on contract-specific terms and, therefore, may vary in some instances.
Consumer Purchase Fees and Program Management Fees—Under the new guidance, we consider the transaction price for our open loop gift cards, including our Visa gift card, to include consumer purchase fees and program management fees.  Under the new guidance, we have identified three performance obligations - distribution-and-activation, redemption service and customer care. Revenue from Consumer Purchase Fees and Program Management Fees, included within Commissions and fees and Program and other fees, respectively, related to our Visa gift cards will predominantly be recognized as revenue at the time of card activation when our distribution-and-activation obligation is complete. The remainder will be recognized over the estimated period of card redemption as redemption service and customer care obligations are performed.  Under current GAAP, we defer these revenues and recognize them based on the redemption pattern of the card. Interchange revenue will be recognized over the period of card redemption as we track and redeem cards, similar to our current revenue recognition.  Additionally, revenue from program management fees related to our proprietary Visa gift cards issued by MetaBank will be based on a blended rate over the appropriate periods as required by the contract-specific terms compared to a contractually stated rate under the current accounting policy. Although we expect the blended rate to be lower than the contract rate initially, the economics of the arrangement will be the same over the long term.  Under current GAAP, we defer consumer purchase fees and program management fees related to our Visa gift cards in Deferred revenue and recognize revenue ratably in proportion to the historical redemption patterns of the card portfolio over the estimated life of the card. There may be changes to the classification of program management fees and breakage revenue from Program and other fees to Commission and fees within Total Operating Revenue.
Rebate Processing Fees—While we expect the recognition of revenue for rebates fulfilled by checks or closed loop cards to remain unchanged under the new guidance, the new guidance will require us to recognize revenue for rebates fulfilled with open loop incentive cards when we fulfill the cards to the end consumer versus ratably in proportion to historical redemption patterns as our performance obligation for rebate processing is complete at time of fulfillment.
Incentive Merchandise Rewards—The adoption of the new guidance is expected to classify certain incentive merchandise rewards costs as a reduction to revenue versus a cost of products sold. Under the new accounting guidance, these costs will only be recorded as a cost of product sold if it is determined that we control the goods or services before they are transferred to the customer. In doing so, we will evaluate (i) if we are primarily responsible for fulfilling the promise to provide the good or service; (ii) if we have inventory risk before the good or service has been transferred to customer or after transfer of control to the customer; and (iii) if we have discretion in establishing the price for the good or service.

Operating Expenses
Partner Distribution Expense—Under the new guidance, partner distribution expense for Visa gift and open loop incentive cards will predominantly be recognized at the time of card activation when our distribution-and-activation obligation is complete. The remainder will be recognized over the estimated period of card redemption.  Under current GAAP, we defer these expenses and amortize them based on the redemption pattern of the card.
Processing and Services—Under the new guidance, processing and services costs, card production and upfront transaction processing fees for the Visa gift card and open loop incentive cards will predominantly be recognized at the time of card activation when our distribution-and-activation obligation is complete. The remainder will be recognized over the estimated period of card redemption.  Under current GAAP, these costs are deferred and expensed based on the same redemption pattern as the related revenue.
Sales and Marketing—The accounting for the recognition of costs related to obtaining customer contracts under the new guidance is different from our current capitalization policy. The adoption of the new guidance will result in additional capitalized commissions which will be amortized over a longer term than our current policy.
As part of our assessment and implementation plan, we are also evaluating and making changes to our policies, procedures and internal controls. We continue to evaluate the impact of this new guidance on the Company, including any impacts on purchase accounting or intangibles assets from our recent acquisitions. We expect to continue providing relevant information prior to adoption.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. The ASU is to be applied prospectively for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We have early adopted this standard in the first quarter of 2017 to reduce the complexity of calculating goodwill impairment. During the third quarter of 2017, we recognized a $9.0 million goodwill impairment charge related to our Cardpool reporting unit, reducing the carrying value of goodwill to $31.5 million. See Note 6—Goodwill for additional information on this charge.
Significant Accounting Policies
Except for Cardpool goodwill as stated above, there have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in the audited consolidated financial statements and related notes included in the Annual Report.

2. Business Acquisitions
2017 Acquisitions
CashStar
On August 29, 2017, we acquired CashStar, Inc. and its subsidiaries (collectively “CashStar”), for $166.0 million in cash. CashStar provides a digital commerce platform for the sales, marketing and distribution of digital and physical gift cards. This acquisition strengthens our position in the emerging digital gift card market and establishes our Company as a leading provider in the fast-growing, first-party digital gift card market. We financed the purchase using cash on hand and approximately $110 million of borrowings under our Restated Credit Agreement (See Note 3—Financing). We accounted for this acquisition as a business combination.

The following table presents our initial estimates of the purchase price allocation. We may make adjustments to these amounts through the measurement period as we finalize information regarding our forecasts, valuation assumptions and income taxes (in thousands):

Cash and cash equivalents	$14,469
Restricted cash	7,820
Settlement receivables, net	2,815
Identifiable technology and intangible assets	89,132
Goodwill	95,387
Other tangible assets, net	1,570
Settlement payables	(7,852)
Consumer and customer deposits	(11,779)
Accounts payable and accrued operating expenses	(7,025)
Debt assumed	(8,285)
Deferred income taxes	(10,256)
Total purchase consideration	$165,996
Deferred income taxes include $32.7 million of deferred tax liabilities for nondeductible amortization of identifiable technology and intangible assets, $20.2 million of deferred tax assets for net operating loss carryforwards, and $2.2 million for other deferred tax assets, net.
At closing, we repaid the assumed debt, which we present in financing activities in our condensed consolidated statements of cash flows. We also paid $3.2 million of CashStar's transaction expenses included above within accounts payable and accrued operating expenses, which we present in operating activities in our condensed consolidated statements of cash flows.
Goodwill represents the value of the future cash flows from new customers and the value of the assembled workforce. Goodwill is not expected to be deductible for income tax purposes.
The following table summarizes the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Customer relationships	$87,132	5 years
Technology	2,000	1.5 years
Total identifiable technology and intangible assets	$89,132
Customer relationships represent the estimated fair value of the underlying relationships and agreements with CashStar's business clients. Technology consists of CashStar's internally-developed software.
Pro forma financial information
The following table summarizes the combined pro forma results of operations of us and CashStar as though we have been combined as of the beginning of fiscal 2016 (in thousands, except per share amounts):

	36 weeks ended
	September 9, 2017	September 10, 2016
	(Unaudited)
Total revenues	$1,317,226	$1,139,796
Net loss attributable to Blackhawk Network Holdings, Inc.	$(35,782)	$(30,846)
Pro forma EPS—Basic	$(0.63)	$(0.55)
Pro forma EPS—Diluted	$(0.63)	$(0.55)

The pro forma financial information includes adjustments to reclassify acquisition-related costs from 2017 to 2016, to amortize technology and intangible assets starting at the beginning of 2016, to reflect the impact on revenue resulting from the step-down in basis of deferred revenue from its book value to its fair value as of the beginning of 2016 and to increase interest expense assuming the related financing had been applied to the beginning of 2016. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.
We have not presented separate results of operations since closing of us and the acquisition since the beginning of fiscal 2016, as results of operations for the acquisition are immaterial.
Acquisition-related expenses totaled $0.4 million, which we report in Transition and acquisition expense.
Other Acquisitions
During the first quarter of 2017, we completed an acquisition of a rebates and incentives business. During the third quarter of 2017, we acquired certain assets of a full-service recognition and reward provider with operations primarily in Australia.
The purchase consideration for these acquisitions totaled approximately $30.1 million, which includes $27.6 million cash on hand and approximately $1.6 million related to contingent consideration, which is a cash payment of up to $2.0 million based on the performance of the acquired business through December 31, 2017, and $0.9 million relating to working capital adjustments. In aggregate, $8.3 million cash was acquired, and based on our initial estimate of the purchase price allocation, $15.5 million was attributed to intangible assets, $13.1 million was attributed to goodwill, and $6.8 million was attributed to net tangible liabilities acquired.
For the intangible assets acquired, customer relationships have an average useful life ranging from 7 to 10 years.
We expect to deduct $9.9 million of goodwill and $7.8 million of identifiable technology and intangible assets for tax purposes, a portion of which will commence upon settlement of contingent consideration and contingent liabilities.
We have not presented separate results of operations since closing or combined pro forma financial information of us and these acquisitions since the beginning of fiscal 2016, as results of operations for these acquisitions are immaterial.
Acquisition-related expenses totaled $0.4 million, which we report in Transition and acquisition expense.
2016 Acquisitions
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
The acquisition was funded using a combination of cash on hand and borrowings under our Credit Agreement. The purchase consideration included £87.2 million, or $110.8 million, in cash and an additional £6.7 million, or $8.5 million, related to the Grass Roots Employee Benefit Trust (“GREBT”), which we include in our consolidated financial statements. At closing, we paid $0.6 million for transaction expenses.
During the second quarter of 2017, we recorded a measurement period adjustment for Grass Roots, which increased the purchase price by $0.8 million, increased accounts receivables by $0.4 million, decreased consumer and customer deposits by $1.8 million and decreased goodwill by $1.4 million.
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

On August 28, 2017, we entered into the second amendment to the Restated Credit Agreement which, among other things, modified the definition of Consolidated EBITDA.   As a result, we can access an increased portion of the available lending commitments to fund permitted acquisitions and for other corporate purposes under the Restated Credit Agreement.

The following table presents the amounts due by maturity date of our term loan and convertible notes as of September 9, 2017 (in thousands):

September 9, 2017
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

4. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair values of these assets and liabilities as of September 9, 2017, December 31, 2016 and September 10, 2016 (in thousands):

	September 9, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$75	$—	$—	$75
Liabilities
Contingent consideration	$—	$—	$14,792	$14,792

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$300,015	$—	$—	$300,015
Liabilities
Contingent consideration	$—	$—	$23,752	$23,752

	September 10, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$5,112	$—	$—	$5,112
Liabilities
Contingent consideration	$—	$—	$22,200	$22,200
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
During the 36 weeks ended September 9, 2017, there were no transfers between levels.
Term loan —As of September 9, 2017, using Level 2 inputs, we estimate the fair value of our term loan (classified as Note payable on the balance sheet) to be approximately $190.0 million.
Convertible notes payable—As of September 9, 2017, using Level 2 inputs, we estimate the fair value of our convertible notes payable to be approximately $565.0 million.
Contingent consideration—We estimate the fair value of the contingent consideration based on our estimates of the probability of achieving the relevant targets and discount rates reflecting the risk of meeting these targets. The changes in fair value of contingent consideration for the 36 weeks ended September 9, 2017 and September 10, 2016 are as follows (in thousands):

	36 weeks ended
	September 9, 2017	September 10, 2016
Balance, beginning of period	$23,752	$—
Additions from acquisitions (see Note 2—Business Acquisitions)	1,640	20,100
Change in fair value of contingent consideration	(5,097)	2,100
Settlement	(5,503)	—
Balance, end of period	$14,792	$22,200
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

The issuance and increase in fair value of contingent consideration during 2016 was related to our acquisition of Extrameasures. During the 36 weeks ended September 9, 2017, we paid out $5.5 million for achieving relevant targets during the first earn-out year, and we estimated the fair value of the remaining contingent consideration based on our estimates of the amounts payable for and probability of achieving the relevant targets and a discount rate of 17%.

5. Consolidated Financial Statement Details
The following tables represent the components of Other current assets, Other assets, Other current liabilities and Other liabilities as of September 9, 2017, December 31, 2016 and September 10, 2016 consisted of the following (in thousands):

	September 9, 2017	December 31, 2016	September 10, 2016
Other current assets:
Inventory	$40,124	$43,950	$35,634
Deferred expenses	19,194	22,148	12,099
Income tax receivables	41,393	13,599	38,427
Other	44,159	51,678	37,759
Assets held for sale	46,821	—	—
Total other current assets	$191,691	$131,375	$123,919
Other assets:
Deferred program and contract costs	$38,820	$48,066	$44,388
Other receivables	1,646	2,713	1,390
Income tax receivables	2,270	2,358	—
Deferred financing costs	2,999	2,688	2,871
Other	40,875	30,031	20,390
Total other assets	$86,610	$85,856	$69,039
Other current liabilities:
Payroll and related liabilities	$28,920	$24,944	$25,425
Income taxes payable	4,994	4,199	3,158
Acquisition liability	5,983	6,672	11,250
Other payables and accrued liabilities	10,509	15,361	8,797
Liabilities held for sale	24,398	—	—
Total other current liabilities	$74,804	$51,176	$48,630
Other liabilities:
Contingent consideration	$9,800	$17,080	$10,950
Income taxes payable	4,595	6,957	6,213
Deferred income and other liabilities	12,249	15,616	8,266
Total other liabilities	$26,644	$39,653	$25,429

Assets held for sale

During the third quarter of 2017, the Company recorded an impairment charge to reduce the carrying value of the Cardpool reporting unit to its estimated fair value. See Note 6—Goodwill for additional information on this charge.

On October 9, 2017, subsequent to the end of the third quarter of 2017, the Board of Directors approved management’s plan to sell the Cardpool gift card exchange business. As we begin to actively market the Cardpool business, we may identify specific assets and liabilities to be retained by the Company. It is probable that such sale will occur within one year. As a result, beginning from the time the plan was approved, Cardpool’s assets and liabilities will be accounted for as held for sale and measured at the lower of its carrying value or fair value less cost to sell. If it is determined, as a result of our selling efforts, that the carrying value of the net assets to be sold is higher than the expected selling price less the costs to sell, additional impairment charges will be recorded.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities as of September 9, 2017 related to the Cardpool business (in thousands):

September 9, 2017
Other current assets	$5,708
Property, equipment and technology, net	7,097
Goodwill	31,491
Intangible assets, net	431
Total assets	$44,727

Accounts payable and accrued operating expenses	$1,479
Other current liabilities	503
Deferred revenue	167
Total liabilities	$2,149
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
The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the M&E business as of September 9, 2017 (in thousands):

September 9, 2017
Accounts receivable, net	$9,737
Other current assets	3,002
Property, equipment and technology, net	490
Intangible assets, net	6,173
Goodwill	26,303
Deferred income taxes	1,116
Total assets held for sale	$46,821

Settlement payables	$7,061
Consumer and customer deposits	1,812
Accounts payable and accrued operating expenses	3,135
Deferred revenue	1,784
Other current liabilities	10,493
Deferred income taxes	113
Total liabilities held for sale	$24,398
During the first three quarters of 2017, the M&E business recorded pre-tax income of $1.6 million during the period it was accounted for as an asset held for sale.
6. Goodwill

We have assigned goodwill to our U.S. Retail, Incentives & Rewards and International segments. During the first quarter of 2017, as a result of changes in reporting financial results to our Chief Operating Decision Maker (“CODM”), we concluded that we would report the international incentives businesses within the International reportable segment. Accordingly, we re-allocated a portion of the goodwill from the Incentives & Rewards segment to the International segment based on their relative fair values. As we continue to develop our e-commerce strategy, we also re-allocated a portion of the e-commerce goodwill from U.S. Retail to Incentives & Rewards to align with the way our business is managed.

We had performed our annual review of goodwill balances for impairment as of September 11, 2016. For the Cardpool reporting unit, we performed both a qualitative and quantitative assessment of goodwill impairment and determined that Cardpool had an elevated risk of goodwill impairment due to its exposure to lowered expectations of sales volume related to the card exchange business and lower operating margins. Based on this assessment, the fair value of the Cardpool reporting unit exceeded its carrying value by $3.4 million, or 6.9%.
Subsequent to the annual goodwill impairment assessment performed in the fourth quarter of 2016, we continued to monitor the actual performance of Cardpool and determined the fair value of Cardpool was not less than its carrying value for the first and second quarter of fiscal 2017. During the third quarter of 2017, we determined that there were indicators present to suggest that it was more likely than not that the fair value of the Cardpool reporting unit was less than its carrying amount. The significant changes for the Cardpool reporting unit, subsequent to the annual goodwill impairment test performed in the fourth quarter of 2016, included a decline in forecasted operating revenues, operating income and cash flows. To test for impairment, we estimated the fair value of the Cardpool reporting unit under the income approach, discounting estimated future cash flows using a weighted-average cost of capital, based on a rate of return available from similar, alternative investments and reflecting the inherent risks associated with the estimated cash flows. To reduce the carrying value to its estimated fair value, we recorded an impairment charge of $9.0 million during the third quarter of 2017, reducing the carrying value of Cardpool goodwill to $31.5 million.
On October 9, 2017, subsequent to the end of the third quarter of 2017, the Board of Directors approved management’s plan to sell the Cardpool gift card exchange business. If it is determined, as a result of our selling efforts, that the carrying value of the net assets to be sold is higher than the expected selling price less the costs to sell, additional impairment charges will be recorded. See Note 5 —Consolidated Financial Statement Details for additional information.
A summary of changes in goodwill during the 36 weeks ended September 9, 2017 is as follows (in thousands):

	September 9, 2017
	U.S. Retail	Incentives & Rewards	International	Total
Balance, beginning of period	$99,685	$366,508	$104,205	$570,398
Goodwill impairment	(9,000)	—	—	(9,000)
Re-allocation of international Incentives goodwill	—	(7,152)	7,152	—
Re-allocation of e-commerce goodwill	(10,505)	10,505	—	—
Acquisitions (see Note 2—Business Acquisitions)	—	105,306	3,153	108,459
Measurement period of adjustments for 2016 acquisitions	338	—	(1,384)	(1,046)
Asset held for sale (see Note 5—Consolidated Financial Statement Details)	—	—	(26,303)	(26,303)
Foreign currency translation adjustments	—	2,344	11,414	13,758
Balance, end of period	$80,518	$477,511	$98,237	$656,266

7. Stock-Based Compensation

During the 36 weeks ended September 9, 2017, our Board of Directors granted 1,024,169 restricted stock units and 200,700 performance stock units.

The following table presents total stock-based compensation expense according to the income statement line in our condensed consolidated statements of income (loss) for the 12 weeks ended and 36 weeks ended September 9, 2017 and September 10, 2016 (in thousands):

	12 weeks ended		36 weeks ended
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
Processing and services	$1,681	$1,401	$5,181	$4,365
Sales and marketing	2,705	2,759	8,401	8,600
Cost of products sold	14	31	35	89
General and administrative	3,709	4,102	10,943	11,811
Total stock-based compensation expense	$8,109	$8,293	$24,560	$24,865

8. Income Taxes
Our effective tax rates were 61.0% and 62.3% for the 12 weeks ended September 9, 2017 and September 10, 2016, respectively, and 49.1% and 48.8% for the 36 weeks ended September 9, 2017 and September 10, 2016, respectively. The decrease in the effective tax rate for the 12 weeks ended September 9, 2017 compared to the 12 weeks ended September 10, 2016 was primarily due to prior year discrete tax benefit for a tax return to provision true-up, compared to a current year discrete tax benefit related to an uncertain tax position. The increase in the effective tax rate for the 36 weeks ended September 9, 2017 compared to the 36 weeks ended September 10, 2016 was primarily due to a current year discrete tax benefit related to an uncertain tax position and excess tax benefits of employee stock-based compensation (both increasing the effective tax rate due to pre-tax loss), compared to a prior year discrete tax benefit for a tax return to provision true-up.

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
On March 30, 2015, Greg Haney in his capacity as representative of the selling stockholders of CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (the “Court”) (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851).  The complaint generally alleged that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. On August 8, 2017, the parties agreed to dismiss the action in its entirety with prejudice. Accordingly, the parties filed a Stipulation of Dismissal, which was granted on August 15, 2017, dismissing all claims with prejudice.
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to value added or other indirect taxes typically on commissions or fees we receive from non-resident content providers. After the application of third party indemnities, our present exposure is approximately $5.1 million, primarily in a single jurisdiction. If we were to be assessed for this exposure, we believe it is probable that we will prevail.

10. Segment Reporting
Our three reportable segments are U.S. Retail, Incentives & Rewards and International. During the first quarter of 2017, as a result of changes in reporting financial results to our CODM, we concluded that we would report the international incentives businesses within the International reportable segment. We also determined that it would be appropriate to allocate all costs that have been previously reported within Corporate and Unallocated: i) account management and marketing personnel, ii) the substantial majority of our technology personnel and related depreciation and amortization of technology and related hardware, iii) accounting, finance, legal, compliance, human resources and other administrative functions and iv) noncash charges including amortization of acquisition intangibles, stock-based compensation and change in fair value of contingent consideration, to the respective reportable segments.
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

	12 weeks ended
	September 9, 2017
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$204,420	$80,671	$134,168	$419,259
Partner distribution expense	115,565	5,521	75,547	196,633
Operating revenues, net of Partner distribution expense	88,855	75,150	58,621	222,626
Other operating expenses	100,527	76,382	58,418	235,327
Segment profit (loss) / Operating income (loss)	$(11,672)	$(1,232)	$203	$(12,701)
Other income (expense)				(6,743)
Income (loss) before income tax expense				$(19,444)
Noncash charges	$22,324	$12,953	$8,377

	12 weeks ended
	September 10, 2016
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$195,878	$63,803	$101,879	$361,560
Partner distribution expense	103,473	4,996	69,894	178,363
Operating revenues, net of Partner distribution expense	92,405	58,807	31,985	183,197
Other operating expenses	89,768	65,981	37,541	193,290
Segment profit (loss) / Operating income (loss)	$2,637	$(7,174)	$(5,556)	$(10,093)
Other income (expense)				(3,324)
Income (loss) before income tax expense				$(13,417)
Noncash charges	$10,070	$22,148	$4,402

	36 weeks ended
	September 9, 2017
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$649,763	$224,598	$415,280	$1,289,641
Partner distribution expense	342,041	16,257	219,336	577,634
Operating revenues, net of Partner distribution expense	307,722	208,341	195,944	712,007
Other operating expenses	321,138	219,130	205,872	746,140
Segment profit (loss) / Operating income (loss)	$(13,416)	$(10,789)	$(9,928)	$(34,133)
Other income (expense)				(19,234)
Income (loss) before income tax expense				$(53,367)
Noncash charges	$49,600	$40,652	$24,902

	36 weeks ended
	September 10, 2016
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$648,982	$184,576	$285,670	$1,119,228
Partner distribution expense	329,827	13,045	198,877	541,749
Operating revenues, net of Partner distribution expense	319,155	171,531	86,793	577,479
Other operating expenses	304,212	196,122	105,259	605,593
Segment profit (loss) / Operating income (loss)	$14,943	$(24,591)	$(18,466)	$(28,114)
Other income (expense)				(10,610)
Income (loss) before income tax expense				$(38,724)
Noncash charges	$35,313	$60,449	$14,267

11. Earnings Per Share
The following table provides reconciliations of net income (loss) and shares used in calculating basic earnings (loss) per share (“EPS”) to those used in calculating diluted EPS (in thousands, except per share amounts):

	12 weeks ended
	September 9, 2017		September 10, 2016
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(7,766)	$(7,766)	$(5,102)	$(5,102)
Distributed and undistributed earnings allocated to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders	$(7,766)	$(7,766)	$(5,102)	$(5,102)
Weighted-average common shares outstanding	56,709	56,709	55,668	55,668
Common share equivalents		—		—
Weighted-average shares outstanding		56,709		55,668
Earnings (loss) per share	$(0.14)	$(0.14)	$(0.09)	$(0.09)

	36 weeks ended
	September 9, 2017		September 10, 2016
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(27,603)	$(27,603)	$(19,992)	$(19,992)
Distributed and undistributed earnings allocated to participating securities	—	—	(15)	(15)
Net income (loss) attributable to common stockholders	$(27,603)	$(27,603)	$(20,007)	$(20,007)
Weighted-average common shares outstanding	56,355	56,355	55,851	55,851
Common share equivalents		—		—
Weighted-average shares outstanding		56,355		55,851
Earnings (loss) per share	$(0.49)	$(0.49)	$(0.36)	$(0.36)
The weighted-average common shares outstanding for diluted EPS for the 12 weeks ended September 9, 2017 and September 10, 2016, excluded approximately 4,770,000 and 6,266,000, respectively, and for the 36 weeks ended September 9, 2017 and September 10, 2016, excluded approximately 5,041,000 and 5,971,000, respectively, of total potential common stock outstanding because the effect would have been anti-dilutive.

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
Special Note regarding Forward Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by words or phrases such as “guidance,” “believes,” “expects,” “intends,” “forecasts,” “can,” “could,” “may,” “anticipates,” “estimates,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” “outlook,” “continuing,” “ongoing,” “on track” and similar words or phrases and the negative of such words and phrases. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which are, in many instances, beyond our control, and which could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements. Such risks and uncertainties include the following:
•our ability to grow adjusted operating revenues and net income as anticipated,
•our ability to grow at historic rates or at all,
•the consequences should we lose one or more of our top distribution partners, fail to maintain or renew existing relationships with our distribution partners on the same or similar economic terms or fail to attract new distribution partners to our network or if the financial performance of our distribution partners’ businesses decline,
•our reliance on our content providers, the demand for their products and our exclusivity arrangements with them,
•our reliance on relationships with card issuing banks,
•the consequences to our future growth if our distribution partners fail to actively and effectively promote our products and services,
•changes in consumer behavior away from our distribution partners or our products resulting from limits or controls implemented by our distribution partners during their transition to comply with Europay, MasterCard and Visa (“EMV”) requirements,
•our ability to successfully integrate our acquisitions,
•our ability to generate adequate taxable income to enable us to fully utilize our tax benefits,
•changes in applicable tax law that preclude us from fully utilizing our tax benefits,
•the requirement that we comply with applicable laws and regulations, including increasingly stringent anti-money laundering rules and regulations, and
•other risks and uncertainties described in our reports and filings with the SEC, including the risks and uncertainties set forth in Item 1A under the heading Risk Factors in our Annual Report on the Form 10-K for the year ended December 31, 2016, this Quarterly Report on Form 10-Q and other subsequent periodic reports we file with the SEC.
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

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance, a reconciliation of Commissions and fees and Program and other fees to Prepaid and processing revenues and a reconciliation of Total operating revenues to Adjusted operating revenues for the 12 and 36 weeks ended September 9, 2017 and September 10, 2016:

	12 weeks ended		36 weeks ended
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016

	(in thousands, except percentages and per share amounts)
Prepaid and processing revenues	$365,329	$312,995	$1,111,992	$958,411
Partner distribution expense as a % of prepaid and processing revenues	53.8%	57.0%	51.9%	56.5%
Prepaid and processing revenues:
Commissions and fees	$269,737	$248,138	$807,576	$750,693
Program and other fees	95,592	64,857	304,416	207,718
Prepaid and processing revenues	$365,329	$312,995	$1,111,992	$958,411
Total operating revenues	$419,259	$361,560	$1,289,641	$1,119,228
Revenue adjustment from purchase accounting (2)	965	3,666	4,454	11,875
Marketing revenue and other pass-through revenue	(15,336)	(17,943)	(59,969)	(52,098)
Partner distribution expense	(196,633)	(178,363)	(577,634)	(541,749)
Adjusted operating revenues (1)	$208,255	$168,920	$656,492	$537,256

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

Results of Operations
Comparison of the 12 and 36 Weeks ended September 9, 2017 and September 10, 2016
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week and 36-week periods ended September 9, 2017 and September 10, 2016 (the third quarter of 2017 and third quarter of 2016, respectively).
The following tables set forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income (loss) for the third quarter of 2017 and third quarter of 2016.

	12 weeks ended September 9, 2017	% of Total Operating Revenues	12 weeks ended September 10, 2016	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$269,737	64.3%	$248,138	68.6%
Program and other fees	95,592	22.8%	64,857	17.9%
Marketing	14,348	3.4%	17,943	5.0%
Product sales	39,582	9.5%	30,622	8.5%
Total operating revenues	419,259	100.0%	361,560	100.0%
OPERATING EXPENSES:
Partner distribution expense	196,633	46.9%	178,363	49.2%
Processing and services	93,877	22.3%	75,818	21.0%
Sales and marketing	58,711	14.0%	52,327	14.5%
Costs of products sold	37,148	8.9%	29,122	8.1%
General and administrative	24,122	5.8%	21,773	6.0%
Transition and acquisition	665	0.2%	2,574	0.7%
Amortization of acquisition intangibles	13,904	3.3%	10,376	2.9%
Change in fair value of contingent consideration	(2,100)	(0.5)%	1,300	0.4%
Goodwill impairment	9,000	2.1%	—	—%
Total operating expenses	431,960	103.0%	371,653	102.8%
OPERATING INCOME (LOSS)	(12,701)	(3.0)%	(10,093)	(2.8)%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	631	0.2%	2,360	0.7%
Interest expense	(7,374)	(1.8)%	(5,684)	(1.6)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(19,444)	(4.6)%	(13,417)	(3.7)%
INCOME TAX EXPENSE (BENEFIT)	(11,858)	(2.8)%	(8,357)	(2.3)%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(7,586)	(1.8)%	(5,060)	(1.4)%
Loss (income) attributable to non-controlling interests, net of tax	(180)	(0.1)%	(42)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(7,766)	(1.9)%	$(5,102)	(1.4)%

	36 weeks ended September 9, 2017	% of Total Operating Revenues	36 weeks ended September 10, 2016	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$807,576	62.6%	$750,693	67.1%
Program and other fees	304,416	23.6%	207,718	18.6%
Marketing	53,454	4.2%	52,098	4.6%
Product sales	124,195	9.6%	108,719	9.7%
Total operating revenues	1,289,641	100.0%	1,119,228	100.0%
OPERATING EXPENSES:
Partner distribution expense	577,634	44.8%	541,749	48.4%
Processing and services	303,829	23.6%	226,634	20.2%
Sales and marketing	199,218	15.4%	166,176	14.8%
Costs of products sold	117,882	9.1%	103,163	9.2%
General and administrative	78,710	6.1%	67,827	6.1%
Transition and acquisition	2,021	0.2%	4,160	0.4%
Amortization of acquisition intangibles	40,577	3.1%	35,533	3.2%
Change in fair value of contingent consideration	(5,097)	(0.4)%	2,100	0.2%
Goodwill impairment	9,000	0.7%	—	—
Total operating expenses	1,323,774	102.6%	1,147,342	102.5%
OPERATING INCOME (LOSS)	(34,133)	(2.6)%	(28,114)	(2.5)%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	2,134	0.2%	3,258	0.3%
Interest expense	(21,368)	(1.7)%	(13,868)	(1.3)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(53,367)	(4.1)%	(38,724)	(3.5)%
INCOME TAX EXPENSE (BENEFIT)	(26,224)	(2.0)%	(18,884)	(1.7)%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(27,143)	(2.1)%	(19,840)	(1.8)%
Loss (income) attributable to non-controlling interests, net of tax	(460)	—%	(152)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(27,603)	(2.1)%	$(19,992)	(1.8)%
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

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following tables set forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 12-week and 36-week periods ended September 9, 2017 and September 10, 2016.

	12 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$269,737	$248,138	$21,599	8.7%
Program and other fees	95,592	64,857	30,735	47.4%
Marketing	14,348	17,943	(3,595)	(20.0)%
Product sales	39,582	30,622	8,960	29.3%
Total operating revenues	$419,259	$361,560	$57,699	16.0%
Partner distribution expense	196,633	178,363	18,270	10.2%
Operating revenues, net of Partner distribution expense	$222,626	$183,197	$39,429	21.5%

	36 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$807,576	$750,693	$56,883	7.6%
Program and other fees	304,416	207,718	96,698	46.6%
Marketing	53,454	52,098	1,356	2.6%
Product sales	124,195	108,719	15,476	14.2%
Total operating revenues	$1,289,641	$1,119,228	$170,413	15.2%
Partner distribution expense	577,634	541,749	35,885	6.6%
Operating revenues, net of Partner distribution expense	$712,007	$577,479	$134,528	23.3%
U.S. Retail
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our U.S. Retail segment for the 12-week and 36-week periods ended September 9, 2017 and September 10, 2016.

	12 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$204,420	$195,878	$8,542	4.4%
Partner distribution expense	115,565	103,473	12,092	11.7%
Operating revenues, net of Partner distribution expense	$88,855	$92,405	$(3,550)	(3.8)%
Transaction dollar volume (1)	$2,052,745	$1,816,665	$236,080	13.0%
Prepaid and processing revenues	$186,187	$168,242	$17,945	10.7%
Prepaid and processing revenues as a percentage of transaction dollar volume (2)	9.1%	9.3%	(0.2)%	(2.2)%
Partner distribution expense as a percentage of prepaid and processing revenues	62.1%	61.5%	0.6%	1.0%

	36 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$649,763	$648,982	$781	0.1%
Partner distribution expense	342,041	329,827	12,214	3.7%
Operating revenues, net of Partner distribution expense	$307,722	$319,155	$(11,433)	(3.6)%
Transaction dollar volume (1)	$6,114,300	$5,822,170	$292,130	5.0%
Prepaid and processing revenues	$569,588	$543,437	$26,151	4.8%
Prepaid and processing revenues as a percentage of transaction dollar volume (2)	9.3%	9.3%	—%	—%
Partner distribution expense as a percentage of prepaid and processing revenues	60.1%	60.7%	(0.6)%	(1.0)%

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

•
Transaction dollar volume—On October 1, 2015, the payment industry shifted liability for certain debit and credit card transactions to retailers who do not accept EMV chip technology transactions. During 2016, our non-EMV compliant distribution partners placed restrictions on the sale of open loop gift cards and some closed loop gift cards until they completed their EMV implementation. By the end of 2016, most of our distribution partner locations were EMV compliant and had lifted those restrictions. In 2017, the negative impact of restricted sales has gradually decreased which is reflected in higher transaction dollar volume in the third quarter and first 36 weeks of 2017. These increases were partially offset by the discontinuation of certain low-margin financial services programs, including certain co-branded general-purpose reloadable (“GPR”) cards.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—Decreased for the third quarter of 2017 due to a lower prepaid and processing revenue rate for open loop gift products, which resulted from a shift in mix from lower denomination cards to higher denomination cards due to the reduction of the impact from EMV restrictions. Prepaid and processing revenues as a percentage of transaction dollar volume was also impacted by a lower program management fee rate that will continue to decrease as a result of a contract amendment with MetaBank, our primary issuing bank, based on changing redemption patterns for open loop products. Prepaid and processing revenues as a percentage of transaction dollar volume for the first 36 weeks of 2017 did not change compared to the same period in 2016 primarily due to increased sales of higher-margin products and the discontinuation of certain low-margin financial services programs, offset by a lower prepaid and processing revenue rate for open loop gift cards and increased sales of lower-margin closed gift products.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Partner distribution expense as a percentage of prepaid and processing revenues increased for the third quarter of 2017 due to an increase in the proportion of closed loop sales through retail distribution partners with higher commission share rates.  This impact was partially offset by higher sales of open loop gift cards which have a lower partner distribution expense as a percentage of prepaid and processing revenues.  For the first 36 weeks of 2017, partner distribution expense as a percentage of prepaid and processing  revenues decreased due to higher sales of open loop gift cards as well as an increase in sales through our online distribution channels which we do not incur partner distribution expense.  This decrease was partially offset by a higher partner distribution expense as a percentage of prepaid and processing revenues on sales of our closed loop gift cards.  The Company has recently experienced increasing competitive pressures in some U.S. retail markets which are expected to result in higher partner distribution expense as a percentage of prepaid and processing revenues.
Our Operating revenues, net of Partner distribution expense were also impacted by a decrease of $7.2 million and $23.5 million for the third quarter and first 36 weeks of 2017, respectively, in sales from Cardpool. In the third quarter of 2017, we recorded a goodwill impairment charge of $9.0 million related to our Cardpool reporting unit, reducing the carrying value of Cardpool goodwill to $31.5 million. See Note 6—Goodwill and Critical Accounting Policies and Estimates for additional information on this charge.
Incentives & Rewards
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 12-week and 36-week periods ended September 9, 2017 and September 10, 2016.

	12 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$80,671	$63,803	$16,868	26.4%
Partner distribution expense	5,521	4,996	525	10.5%
Operating revenues, net of Partner distribution expense	$75,150	$58,807	$16,343	27.8%
Prepaid and processing revenues	$55,359	$54,071	$1,288	2.4%
Partner distribution expense as a percentage of prepaid and processing revenues	10.0%	9.2%	0.8%	8.7%

	36 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$224,598	$184,576	$40,022	21.7%
Partner distribution expense	16,257	13,045	3,212	24.6%
Operating revenues, net of Partner distribution expense	$208,341	$171,531	$36,810	21.5%
Prepaid and processing revenues	$159,594	$155,927	$3,667	2.4%
Partner distribution expense as a percentage of prepaid and processing revenues	10.2%	8.4%	1.8%	21.4%

•
Prepaid and processing revenues—Prepaid and processing revenues increased $1.3 million in the third quarter of 2017, driven by the growth in our employee engagement business. Prepaid and processing revenues grew $3.7 million for the first 36 weeks of 2017 primarily due to an increase of $5.9 million in our employee engagement business and an increase of $2.1 million in our rebate and incentives processing business. This increase was partially offset by a one-time benefit of $4.3 million in the first 36 weeks of 2016 as a result of a contractual amendment with one of our issuing banks that did not repeat in 2017.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased for the third quarter and first 36 weeks of 2017 due to higher proportion of sales through business clients for which we recognize net pricing discounts as an expense.

Our Operating revenues and Operating revenues net of Partner distribution expense also increased for the third quarter and first 36 weeks of 2017 due to an increase in product sales of $15.3 million and $36.1 million for the third quarter and first 36 weeks of 2017, respectively, from the growth in our employee engagement business and loyalty programs.

International
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International segment for the 12-week and 36-week periods ended September 9, 2017 and September 10, 2016.

	12 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$134,168	$101,879	$32,289	31.7%
Partner distribution expense	75,547	69,894	5,653	8.1%
Operating revenues, net of Partner distribution expense	$58,621	$31,985	$26,636	83.3%
Prepaid and processing revenues	$123,783	$90,682	$33,101	36.5%
Partner distribution expense as a percentage of prepaid and processing revenues	61.0%	77.1%	(16.1)%	(20.9)%

	36 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
Total operating revenues	$415,280	$285,670	$129,610	45.4%
Partner distribution expense	219,336	198,877	20,459	10.3%
Operating revenues, net of Partner distribution expense	$195,944	$86,793	$109,151	125.8%
Prepaid and processing revenues	$382,810	$259,047	$123,763	47.8%
Partner distribution expense as a percentage of prepaid and processing revenues	57.3%	76.8%	(19.5)%	(25.4)%

•
Prepaid and processing revenues—Our acquisition of The Grass Roots Group Holdings Limited and its subsidiaries (collectively, “Grass Roots”) in the fourth quarter of 2016 accounted for increases of $21.7 million and $89.3 million in prepaid and processing revenues for the third quarter and the first 36 weeks of 2017, respectively, of which $7.5 million for the third quarter and $42.9 million for the first 36 weeks of 2017 related to the Meetings & Events business (see Note 5—Consolidated Financial Statement Details—Assets held for sale). Prepaid and processing revenues also increased $11.4 million for the third quarter of 2017 due to increased sales volume in all regions, primarily Germany, South Korea, Brazil and Australia. Prepaid and processing revenues increased $35.2 million for the first 36 weeks of 2017, due to increased sales volume in all regions, primarily Germany, South Korea, Mexico and Australia.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased mainly due to our acquisition of Grass Roots, which did not incur any partner distribution expense. Excluding Grass Roots, our partner distribution expense as a percentage of prepaid and processing revenue decreased from 77.1% to 74.0% for the third quarter and from 77.1% to 74.7% for the first 36 weeks of 2017. The decrease for both the third quarter and first 36 weeks of 2017 is due to higher sales of products which have lower partner distribution expense along with a decrease in proportion of sales through our sub-distributor relationships, primarily in Japan (for which we share a higher portion of commission but for which we incur minimal other operating expenses).

Operating revenues and Operating revenues, net of Partner distribution expense were also impacted by a decrease in marketing revenue of $1.9 million for the third quarter of 2017 and an increase of $4.7 million, for the first 36 weeks of 2017, mainly due to activity in Japan and Australia.

Operating Expenses
The following tables set forth our consolidated operating expenses for the 12-week and 36-week periods ended September 9, 2017 and September 10, 2016.

	12 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	$196,633	$178,363	$18,270	10.2%
Processing and services	93,877	75,818	18,059	23.8%
Sales and marketing	58,711	52,327	6,384	12.2%
Costs of products sold	37,148	29,122	8,026	27.6%
General and administrative	24,122	21,773	2,349	10.8%
Transition and acquisition	665	2,574	(1,909)	(74.2)%
Amortization of acquisition intangibles	13,904	10,376	3,528	34.0%
Change in fair value of contingent consideration	(2,100)	1,300	(3,400)	N/M
Goodwill impairment	9,000	—	9,000	N/M
Total operating expenses	$431,960	$371,653	$60,307	16.2%

	36 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	$577,634	$541,749	$35,885	6.6%
Processing and services	303,829	226,634	77,195	34.1%
Sales and marketing	199,218	166,176	33,042	19.9%
Costs of products sold	117,882	103,163	14,719	14.3%
General and administrative	78,710	67,827	10,883	16.0%
Transition and acquisition	2,021	4,160	(2,139)	(51.4)%
Amortization of acquisition intangibles	40,577	35,533	5,044	14.2%
Change in fair value of contingent consideration	(5,097)	2,100	(7,197)	N/M
Goodwill impairment	9,000	—	9,000	N/M
Total operating expenses	$1,323,774	$1,147,342	$176,432	15.4%

Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
Processing and services expenses as a percentage of Prepaid and processing revenues increased from 24.2% to 25.7% for the third quarter and from 23.6% to 27.3% for the first 36 weeks of 2017 primarily due to our acquisition of Grass Roots in the fourth quarter of 2016. Processing and services expenses increased by $18.1 million for the third quarter ($77.2 million for the first 36 weeks) of 2017 primarily due to costs related to Grass Roots in the amount of $10.4 million for the third quarter ($53.8 million for the first 36 weeks) of 2017, of which $3.7 million for the third quarter ($33.0 million for the first 36 weeks) of 2017 was related to the Meetings & Events business (see Note 5—Consolidated Financial Statement Details—Assets held for sale). Excluding Grass Roots, Processing and services expenses were impacted by a $0.7 million decrease for the third quarter (a $4.9 million increase for the first 36 weeks) of 2017 in technology and infrastructure expenses, including depreciation of capitalized software and other equipment; a $0.4 million increase for the third quarter ($3.2 million for the first 36 weeks) of 2017 for technology and operations personnel including employee and contractor compensation, benefits and travel related costs; a $3.0 million increase for the third quarter ($6.0 million for the first 36 weeks) of 2017 for program management and maintaining our distribution network; and a $5.0 million increase for the third quarter ($9.3 million for the first 36 weeks) of 2017 for merchant services, processing and other costs.
Sales and Marketing
Sales and marketing expenses increased by $6.4 million and $33.0 million for the third quarter and first 36 weeks of 2017, respectively. Grass Roots contributed $5.2 million and $18.8 million of the increase in those respective periods. Excluding Grass Roots, the increase in Sales and marketing expenses reflects increases in personnel costs, including employee compensation, benefit and travel related costs, as well as changes in program marketing and development expenses which decreased by $0.2 million for the third quarter but increased by $13.6 million for the first 36 weeks of 2017 due to higher program marketing expenses, including costs related to our Visa 5% cash back program.
Costs of Products Sold
Costs of products sold increased by $8.0 million and $14.7 million for the third quarter and first 36 weeks of 2017. Product costs related to our incentives business and card services increased by $13.4 million and $32.6 million for the third quarter and first 36 weeks of 2017, respectively, reflecting the increase in product sales in our incentives business. The increase is partially offset by decreases in Cardpool costs of $4.9 million and $17.8 million for the third quarter and first 36 weeks of 2017, respectively, reflecting lower sales from Cardpool. Gross margin increased for the third quarter and first 36 weeks of 2017 primarily due to increases in the gross margin for both our card services, incentives and loyalty programs, offset by the decrease in the gross margin of our Cardpool product.
General and Administrative
General and administrative expenses increased by $2.3 million and $10.9 million for the third quarter and first 36 weeks of 2017, respectively. Grass Roots contributed $1.3 million and $5.5 million of the increase in those respective periods. Excluding Grass Roots, the increase in General and administrative for the third quarter of 2017 is primarily due to a one-time gain in the third quarter of 2016 of $0.8 million from the sale of our U.S. GPR business under the PayPower brand, net of related write-offs of GPR technology assets. Excluding Grass Roots, the remaining $5.4 million increase for the first 36 weeks was primarily due to an increase of $3.2 million related to higher personnel costs, including employee compensation, benefits and travel related costs, as a result of increased headcount from acquisitions, $1.4 million due to higher rent expense, professional services and other costs and the one-time net gain of $0.8 million from the sale of our U.S. GPR business, as previously discussed.
Transition and Acquisition
Transition and acquisition expenses include legal, tax, audit and valuation professional services related to acquisitions, severance resulting from integration of acquisitions and certain employment compensation payments that we recognize in our post combination financial statements. Such expenses were lower in the third quarter and first 36 weeks of 2017 compared to the same periods of 2016 because of lower acquisition activity. (see Note 2—Business Acquisitions).
Amortization of Acquisition Intangibles
Amortization expense increased in the third quarter and the first 36 weeks of 2017 due to the addition of finite lived intangibles from our various acquisitions in 2016 and 2017.

Change in Fair Value of Contingent Consideration
The change in the fair value of contingent consideration relates to our Extrameasures acquisition in 2016. Changes in contingent liabilities result from changes in time value of money and changes in expectations related to meeting of financial targets.
Goodwill and other asset impairments
In the third quarter of 2017, we recorded an estimated goodwill impairment charge of $9 million related to our Cardpool reporting unit. See Note 6—Goodwill and Critical Accounting Policies and Estimates for additional information on this charge.
Other Income (Expense) and Income Tax Expense (Benefit)
The following tables set forth our consolidated other income (expense), and income tax expense (benefit) and effective tax rates for 12-week and 36-week periods ended September 9, 2017 and September 10, 2016:

	12 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$631	$2,360	$(1,729)	(73.3)%
Interest expense	(7,374)	(5,684)	(1,690)	29.7%
Total other income (expense)	$(6,743)	$(3,324)	$(3,419)	102.9%
INCOME TAX EXPENSE (BENEFIT)	$(11,858)	$(8,357)	$(3,501)	41.9%
EFFECTIVE TAX RATE	61.0%	62.3%	(1.3)%

	36 weeks ended
	September 9, 2017	September 10, 2016	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$2,134	$3,258	$(1,124)	(34.5)%
Interest expense	(21,368)	(13,868)	(7,500)	54.1%
Total other income (expense)	$(19,234)	$(10,610)	$(8,624)	81.3%
INCOME TAX EXPENSE (BENEFIT)	$(26,224)	$(18,884)	$(7,340)	38.9%
EFFECTIVE TAX RATE	49.1%	48.8%	0.3%

Other Income (Expense)
Interest income and other income (expense), net decreased for the third quarter and the first 36 weeks of 2017 primarily due to a one-time gain on the sale of our member interest in Visa Europe in the third quarter of 2016 partially offset by higher foreign exchange gains compared to the third quarter and the first 36 weeks of 2016.
Interest expense includes interest charged under our Restated Credit Agreement and convertible notes (see Note 3—Financing in the notes to our condensed financial statements), the amortization of deferred financing costs and the discount on our term loan and convertible notes. In the third quarter of 2017, interest expense for our credit facility and convertible notes increased by $0.4 million and amortization expense increased by $1.3 million. For the first 36 weeks of 2017, interest expense for our credit facility and convertible notes increased by $0.8 million and amortization expense increased by $6.6 million. The increase in interest expense for our credit facility was primarily due to overall higher level of borrowings, driven by our acquisition activity; the increase in amortization expense was driven by the increase in deferred financing costs and debt discounts when we issued the convertible notes during the third quarter of 2016.
Income Tax Expense (Benefit)
Our effective tax rates were 61.0% and 62.3% for the 12 weeks ended September 9, 2017 and September 10, 2016, respectively, and 49.1% and 48.8% for the 36 weeks ended September 9, 2017 and September 10, 2016, respectively. The decrease in the effective tax rate for the 12 weeks ended September 9, 2017 compared to the 12 weeks ended September 10, 2016 was primarily due to prior year discrete tax benefit for a tax return to provision true-up, compared to a current year discrete tax benefit related to an uncertain tax position. The increase in the effective tax rate for the 36 weeks ended September 9, 2017 compared to the 36 weeks ended September 10, 2016 was primarily due to a current year discrete tax benefit related to an uncertain tax position and excess tax benefits of employee stock-based compensation (both increasing the effective tax rate due to pre-tax loss), compared to a prior year discrete tax benefit for a tax return to provision true-up.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 36 weeks ended September 9, 2017 and September 10, 2016.

	36 weeks ended
	September 9, 2017	September 10, 2016
	(in thousands)
Net cash (used in) provided by operating activities	$(641,277)	$(639,637)
Net cash (used in) provided by investing activities	(220,803)	(177,018)
Net cash (used in) provided by financing activities	142,762	199,076
Effect of exchange rate changes on cash and cash equivalents	16,097	3,352
Decrease in cash and cash equivalents	$(703,221)	$(614,227)
Cash Flows from Operating Activities
Our use of cash during both 36 weeks ended September 9, 2017 and September 10, 2016 primarily reflects the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits which are significantly impacted by the portion of gift card sales that occur in late December. Excluding the impact of these settlement related items, net cash provided by operating activities during the 36 weeks ended September 9, 2017 increased by $38.0 million compared to the 36 weeks ended September 10, 2016. This increase in cash primarily reflects:

•
an increase of $44.4 million cash provided by non-settlement related operating assets and liabilities for the 36 weeks ended September 9, 2017 compared to the 36 weeks ended September 10, 2016, due to an increase in our operating liabilities; partially offset by

•
a decrease of $7.1 million cash provided by income tax related receivables and payables for the 36 weeks ended September 9, 2017 compared to the 36 weeks ended September 10, 2016, due to a non-recurring income tax refund of $7.5 million received in the 36 weeks ended September 10, 2016.

Cash Flows from Investing Activities
The net cash used in investing activities for the 36 weeks ended September 9, 2017 totaled $220.8 million, which primarily included $170.8 million for acquisitions (see Note 2-Business Acquisitions in the notes to our condensed consolidated financial statements), $43.5 million for expenditures for property, equipment and technology, and $5.8 million investment in equity ventures. The net cash used in investing activities for the 36 weeks ended September 10, 2016 totaled $177.0 million, which primarily included $144.3 million for our acquisitions of GiftCards, NimbleCommerce and Extrameasures and $33.5 million for expenditures for property, equipment and technology.
Cash Flows from Financing Activities
The net cash provided by financing activities for the 36 weeks ended September 9, 2017 totaled $142.8 million, primarily driven by $115.0 million of net borrowings under our revolving bank line of credit, an additional $50.0 million draw down on our term loan (see Note 3—Financing in the notes to our condensed consolidated financial statements) and $13.3 million net proceeds from employee stock-related activities, partially offset by our term loan repayment of $10.0 million, $10.2 million related to the exercise and settlement of employee stock awards, $8.6 million repayment of debt assumed in business acquisitions and $5.5 million payment of contingent consideration related to the Extrameasures acquisition.
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

Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that our management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2016 Annual Report on Form 10-K includes a description of certain accounting policies, including those with respect to revenue recognition, deferred income taxes, business acquisitions, goodwill, intangible assets, income tax contingencies, and employee stock-based compensation.
Revenue Recognition
The new standard related to revenue recognition, Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606), is expected to impact our consolidated financial statements when we adopt the new guidance in the first quarter of 2018, as required. See Note 1 — The Company and Significant Accounting Policies in the notes to our consolidated financial statement for additional information.
Goodwill

We early adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in the first quarter of 2017, which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. As a result of this new guidance, we have updated our discussion of critical accounting policies and estimates with respect to goodwill, as follows.

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

If we conclude that it is more likely than not that the fair value is less than its carrying value, we perform step 1 of the goodwill impairment test, in which we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit under the prior standard, we were required to perform the second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill, which included valuing intangible assets existing at the time of the test, even if not recorded by the reporting unit. If it was determined during the second step that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. Under the new standard, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we record an impairment loss equal to that difference, without consideration of the value of unrecorded intangible assets. As a result, the impairment charge recorded under the new standard may be different than what would have been recorded under the prior standard.

In performing our annual review of goodwill balances for impairment, we estimate the fair value of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as growth in transaction dollar volume, operating revenues and operating expenses; our ability to retain and expand distribution partners or business clients, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” our reports and filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in the estimated fair value of our reporting units and indicators of potential goodwill impairment. In the third quarter of 2017, we performed a goodwill impairment test prior to the annual goodwill impairment test date which occurs in the fourth quarter, and recorded a goodwill impairment charge of $9.0 million related to our Cardpool reporting unit, reducing the carrying value of Cardpool goodwill to $31.5 million. The fair value of the Cardpool reporting unit was determined using a discounted cash flow model. As a result of this impairment charge, the net book value of the Cardpool reporting unit is equal to its estimated fair value. The failure of Cardpool to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit, resulting in additional impairment charges to goodwill in the future. See Note 6—Goodwill for additional information on this charge.

On October 9, 2017, subsequent to the end of the third quarter of 2017, the Board of Directors approved management’s plan to sell the Cardpool gift card exchange business. If it is determined, as a result of our selling efforts, that the carrying value of the net assets to be sold is higher than the expected selling price less the costs to sell, additional impairment charges will be recorded. See Note 5 —Consolidated Financial Statement Details for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 9, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 9, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 9, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings arising in the ordinary course of business, including the matters described below. Although the outcome of any pending matters, including the matters described below, and the amount, if any, of our ultimate liability and any other forms of remedies with respect to these matters, cannot be determined or predicted with certainty, we currently do not believe that it is probable that the resolution of any of these matters would result in any liability that would have a material adverse effect on our results of operations or financial condition.On March 30, 2015, Greg Haney in his capacity as representative of the selling stockholders of CardLab, Inc. filed a lawsuit against us in the Delaware Chancery Court (the “Court”) (CardLab, Inc. v. Blackhawk Network Holdings, Inc., Case No. 10851).  The complaint generally alleged that we failed to disclose material information relating to a potential earn-out payment in connection with our acquisition of CardLab, Inc. in 2014. On August 8, 2017, the parties agreed to dismiss the action in its entirety with prejudice. Accordingly, the parties filed a Stipulation of Dismissal, which was granted on August 15, 2017, dismissing all claims with prejudice.
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to value added or other indirect taxes typically on commissions or fees received from non-resident content providers.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal period during the 12 weeks ended September 9, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 18, 2017 to July 15, 2017	45	$43.60	—	$—
July 16, 2017 to August 12, 2017	—	$—	—	$—
August 13, 2017 to September 09, 2017	—	$—	—	$—
Total	45	$43.60	—	$—
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

In October 2016, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $100 million of the Company’s outstanding common stock over a period of up to two (2) years. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, or as otherwise may be determined by the authorized officers of the Company, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases are based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate the company to acquire any specific number of shares in any period. As of September 9, 2017, the Company had not made any purchases under the program.

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
Date: October 17, 2017

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.1

Second Amendment to Credit Agreement dated as of August 28, 2017, by and among Blackhawk Network Holdings, Inc., as borrower, the financial institutions signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.
X
10.2	Reaffirmation Agreement dated as of August 28, 2017, executed by the Company and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent.					X
10.3†	Amendment No. 8 to Servicing Agreement, dated as of August 18, 2017, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.					X
31.1	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
______________________

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
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