Form 10-K
period 2017-12-30
BLACKHAWK NETWORK HOLDINGS, INC
filed 2018-02-28
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 17, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $2.3 billion.
As of February 20, 2018, there were 56,579,000 shares of the Registrant’s Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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

As used herein, “Blackhawk,” the “Company,” “we,” “our,” “us,” and similar terms refer to Blackhawk Network Holdings, Inc., unless the context indicates otherwise. The names “Blackhawk,” “Blackhawk Engagement Solutions,” “Cardpool,” “GiftCardMall,” “InteliSpend,” “Retailo,” “Parago,” “CardLab,” “Incentec,” “GiftCards,” “Achievers,” “NimbleCommerce,” “Extrameasures,” “Spafinder,” “Grass Roots,” “CashStar” and other product or service names are trademarks or registered trademarks of entities owned by us.

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
We are one of the largest third-party distributors of gift cards in the world based on the value of funds loaded on the cards we distribute. Our retail network connects to more than 900 content providers and over 252,000 active retail distribution locations, providing access to tens of millions of consumer visits per week. In addition, we sell physical and electronic gift cards or eGifts to consumers through leading online distributors, such as Amazon.com and Staples.com, and our websites GiftCards.com, GiftCardMall.com, GiftCardLab.com and Cardpool.com. With our acquisition of CashStar, Inc. and its subsidiaries (collectively, “CashStar”) in 2017, we are growing our first-party digital business, which enables retailers to distribute their digital and physical gift cards directly to consumers and businesses across a wide range of channels. Our retail channels accounted for over $16.3 billion in transaction dollar volume during fiscal 2017.
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
On January 15, 2018, we entered into an agreement and plan of merger (the “Merger Agreement”) with BHN Holdings, Inc., a Delaware corporation (“Parent”), and BHN Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. Parent has agreed to acquire the Company in an all-cash transaction for a total consideration of approximately $3.5 billion, which includes our debt. We currently expect the transaction, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to close mid-2018. See Part I, Item 1A, “Risk Factors” and Note 16— Subsequent Event of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.
Distribution
U.S. Retail Distribution
Our U.S. retail distribution network consists of our physical distribution partners such as grocery, specialty, convenience and other retail stores, our websites GiftCardMall.com, GiftCardLab.com, GiftCards.com and third-party online and digital merchants.
The following are selected examples of our U.S. direct distribution partners across various retail channels:

Grocery	Ahold, Albertsons/Safeway, Giant Eagle, Kroger, Publix, Whole Foods
Specialty/Other	Target, Bed Bath & Beyond, Best Buy, The Home Depot, Lowe’s, Michaels, Office Depot, Staples, Kohl’s
Convenience	QuikTrip, Wawa
Digital	Amazon.com, eBay.com, Staples.com, PayPal.com, Samsung Pay, Verizon, Chase Pay, MileagePlus (United Airlines)
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
As of December 30, 2017, we had over 46,000 locations in the U.S. across approximately 140 retail distribution partners. Our largest U.S. retail distribution partner during each of the last three fiscal years was Kroger, where consumers activated prepaid products or purchased telecom handsets that generated 10.3%, 11.8% and 12.1% of our total worldwide operating revenues for the fiscal years 2017, 2016 and 2015, respectively. Albertsons/Safeway and Giant Eagle each generated 5.9% and 4.1% of our 2017 total worldwide operating revenues, respectively, 5.0% and 6.6% of our 2016 total worldwide operating revenues, respectively, and 5.3% and 9.2% of our 2015 total worldwide operating revenues, respectively.
We also sell prepaid products online through our websites GiftCards.com, GiftCardMall.com and GiftCardLab.com, through third-party online retailers including Amazon.com, Staples.com and eBay.com, and through websites operated by certain of our retail distribution partners such as Albertsons/Safeway, Giant Eagle, Kroger and Meijer. In addition, we provide solutions including application program interfaces (“APIs”), to allow our “digital” distribution partners that have consumer-facing applications to incorporate gift cards and related prepaid capabilities and functions into their services. These partners include financial institutions, social networks, smartphone providers, retailers and other payment services companies, including Samsung Pay and Google Wallet.
Revenue from U.S. Retail sales totaled 55.3%, 59.3% and 64.8% of our total operating revenues for 2017, 2016 and 2015, respectively.
Incentive, Loyalty and Engagement Programs
We provide incentives, loyalty and engagement solutions for consumers, customers, sales personnel, channels and employees. Our consumer incentives business provides end-to-end rebate processing and prepaid product fulfillment services directly to a wide range of manufacturers, retailers and service providers. We provide a hosted platform solution to businesses that allow them to manage integrated sales promotions and incentive programs for sales personnel and sales channels, using points, prepaid products and other rewards. We also offer directly to enterprise clients a hosted software-as-a-service solution to create a more engaged workforce through social recognition, wellness incentives and achievement awards. We provide physical prepaid card and eGift fulfillment services for organizations that have consumer loyalty programs such as financial institutions and airlines. Our fulfillment services are also integrated to our incentives and reward solutions and provided to our direct business clients as well as to other providers of incentives programs. In addition, we sell customized network branded prepaid cards and merchant gift cards to business customers through our OmniCard.com website and other business partners. We provide these services, collectively, to over 20,000 business clients and generated revenues totaling 15.2%, 14.7% and 10.9% of total worldwide operating revenues for 2017, 2016 and 2015, respectively.
International Distribution
Outside the United States, we have followed a similar retail strategy of distributing through leading grocery chains, but with a greater emphasis on convenience store chains which receive higher volume of consumer traffic as compared to the U.S.. In certain countries, we distribute through sub-distributors that contract with in-country retailers for sale of our products and in certain other countries, we operate through joint ventures with local businesses to distribute global and local content. As of December 30, 2017, our products were sold in over 206,000 locations across approximately 470 retail distribution partners.
Besides consumer sales through our international retail distribution partners, our regional teams sell prepaid products and incentives solutions directly to business clients and to other providers of incentives and rewards solutions. Our acquisition of Grass Roots in October 2016 significantly increased such sales, particularly in the United Kingdom. During 2017, we launched our direct-to-consumer and direct-to-business websites in additional countries outside the U.S. and we started offering our employee engagement platform to business customers outside the U.S. and Canada. Revenue from international sales totaled 29.5%, 26.0% and 24.3% of our total operating revenues for 2017, 2016 and 2015, respectively (see Note 12—Segment Reporting and Enterprise-Wide Disclosures for information on long-lived assets internationally).
Products and Services
Prepaid products that we offer at retail are “activated” when a consumer loads funds (with cash or with a debit or credit card payment) at a retail store location or online. We also provide reloads for reloadable prepaid products, including prepaid telecom accounts and general-purpose reloadable (“GPR”) cards.
We typically negotiate multi-year contracts with our content providers. For many of our content providers, we have various types of exclusivity provisions related to certain of the retail channels through which we distribute their products. As of December 30, 2017, we had agreements with over 900 content providers.
Our incentives businesses provides software, consulting services, program management, reward processing and reward fulfillment to our business clients. The majority of rewards are fulfilled using a prepaid open loop (network-branded) gift card.
Apple Inc. is our largest content provider and represented 11.2%, 12.7% and 13.7% of our total operating revenues for 2017, 2016 and 2015, respectively. No other content provider represented more than 10% of our total operating revenues during these periods.
For information on revenues and segment profit for our three reportable segments, see Note 12—Segment Reporting and Enterprise-Wide Disclosures in the notes to our consolidated financial statements.
Retail Products
Gift Cards
Closed Loop (Private-Branded) Gift Cards. Closed loop (private-branded) gift cards are generally described as merchant or brand-specific prepaid cards, used for transactions exclusively at a particular merchant’s branded locations and websites (including franchise locations) or for a specific business’s services wherever they are provided. We distribute closed loop gift cards in categories including digital media and e-commerce, dining, electronics, entertainment, fashion, transportation, home improvement and travel. We also distribute a full range of prepaid wireless or cellular cards from major carriers including AT&T, Sprint’s Boost Network and Virgin Mobile brands, T-Mobile, TracFone and Verizon, that can be used to load airtime onto the prepaid handsets. We are continuing to expand relationships with partners that offer products or services for consumer self-use as much as for gifting, and for which our grocery and other retail distribution channels provide a convenient location to load funds onto these prepaid products. Examples include Airbnb, Uber, metropolitan transit cards and lottery. In 2015, we acquired Didix Gifting & Promotions B.V. and its subsidiaries (collectively, “Didix”), a provider of “aggregated category” gift and promotional-themed cards that can be redeemed at a variety of participating merchants grouped by category such as restaurants. In 2016, we acquired Spafinder Wellness, Inc. and its subsidiaries (collectively, “Spafinder”), a provider of prepaid cards that can be used at over 25,000 spas and salons in the U.S., Canada and the United Kingdom, and Samba Days Experience Group Ltd. and certain of its subsidiaries (collectively, “Samba”), a provider of aggregated content cards in Canada and the United Kingdom. In 2017, we acquired CashStar, which supports the growth in our first-party digital business. Gift cards that we distribute for sale directly to consumers in physical or online locations carry no consumer fees, and funds associated with the cards generally do not expire. Closed loop products contributed 66.0% of total operating revenues in 2017.

Product Category	Selected Brands
Digital Media & e-commerce	Amazon.com, Facebook, Google Play, iTunes, Microsoft
Dining	Applebee’s, Outback Steakhouse, Starbucks, Subway
Electronics	Best Buy, GameStop
Entertainment and Leisure	AMC Theatres, Regal Entertainment Group
Fashion	Forever 21, JCPenney, Kohl’s, Macy’s, TJ Maxx
Transportation	DART, BP, Shell, Uber
Home Improvement and Office	Home Depot, Lowe’s, Office Depot, Staples
Travel	Airbnb, Southwest Airlines
Other Retail	Barnes & Noble, Bed Bath & Beyond, Target
Open Loop Gift Cards. Open loop (network-branded) gift cards are prepaid gift cards associated with an electronic payment network (such as Visa, MasterCard, American Express, or Discover), and are honored at multiple, unaffiliated locations (wherever cards from these networks are generally accepted). They are not merchant-specific. We distribute non-reloadable open loop gift cards carrying the American Express, MasterCard and Visa brands in our retail channels. During 2016, we introduced “category cards” which are open loop gift cards that can only be redeemed at specific categories of merchants such as dining or fashion. We also introduced a Visa-branded card that can be used wherever Visa-branded cards are honored but that also provide a merchant loyalty incentive in the form of “cash back” that is loaded onto the card after the card is redeemed at a participating merchant location. With the acquisition of GiftCards, we began offering a fully customizable Visa electronic gift card delivered by email or to a mobile device. We serve as the program manager for our proprietary Visa gift cards that we distribute. Funds loaded on these cards by consumers at our retail distribution locations generally do not expire and can be redeemed at most merchant locations that accept the credit cards of the same network brand. In addition, we distribute GPR cards provided by Green Dot, NetSpend and other industry leaders in this product category. GPR cards have features similar to a typical bank checking account, including fee-free direct deposit, in-store and online purchasing capability wherever a credit card is accepted, bill payment and ATM cash access. We offer a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased third-party GPR cards. In 2016, we sold our proprietary GPR product line branded PayPower to NetSpend in the U.S. and a financial services company in Canada and have discontinued sales of this branded product in 2017. Open loop products contributed 14.3% of total operating revenues for 2017.
Incentive, Loyalty and Engagement Programs
Our incentives businesses provide (i) solutions to allow businesses to manage consumer incentive programs, including in-store, online or mail-in rebate processing, (ii) a hosted software platform for managing sales person and sales channel incentive programs, (iii) bulk prepaid card ordering systems and websites to allow business and incentive program clients to use prepaid cards as part of their own incentive and reward programs, (iv) direct-to-participant fulfillment services for prepaid cards, checks and merchandise under client loyalty programs, and (v) employee engagement programs. Our prepaid products for the incentives businesses include open loop incentive cards, open loop reloadable incentive cards that allow multiple incentives and rewards to be loaded onto a recipient’s card, restricted authorization network incentive cards that permit redemption at only selected merchants as well as closed loop gift cards. Funds on open loop incentive cards that are offered by businesses as incentives, rewards, or promotions generally have expiration dates ranging from 90 days to one year from the date of card activation.
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
Revenues from our incentives businesses accounted for 15.2% of total operating revenues for 2017.

Cardpool Exchange Services
Cardpool, our gift card exchange business, offers consumers an online marketplace and various retail locations to sell unused gift cards that they do not want and an online sales website to purchase gift cards at a discount that others have sold to Cardpool. Cardpool contributed 2.7% of total operating revenues in 2017.
On October 9, 2017, the Board of Directors approved management’s plan to sell the Cardpool gift card exchange business. As a result, Cardpool’s assets and liabilities were accounted for as held for sale as of December 30, 2017. See Note 6—Consolidated Financial Statement Details for additional information.
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
We provide card production and processing services to some of our prepaid gift and telecom content providers. These services accounted for 1.8% of total operating revenues in 2017.
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

Closed Loop Gift Cards
For our third-party gift card and first-party digital gift card businesses, content providers pay us commission and fees based on transaction dollar volume. For our third-party gift card business, we share commissions with our retail distribution partners where applicable.
For aggregated category gift cards that are issued and/or program-managed by Blackhawk, we earn commissions from the retail participants on redeemed balances, and also recognize revenues for unredeemed balances.

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

Incentive, Loyalty and Engagement Programs
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

We earn subscription or periodic fees for use by customers of our employee engagement software platform.

Cardpool Exchange Services	We earn a markup on the sale of pre-owned closed loop gift cards, which we purchase from consumers at a discount to the amount of funds remaining on a card.

Digital Services for Online and Mobile Applications
Content providers pay us commission and fees based on transaction dollar volume for digital products sold using our technology platform that integrates prepaid products with other parties’ online, digital and mobile applications.

We also earn commissions from our digital distribution partners that offer gift cards and eGifts for purchase or for redemption in their online and mobile applications. Revenue contribution from the digital services business is incorporated into the operating revenues for the related businesses.

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
Incentive, Loyalty and Engagement Programs. Blackhawk incentives platforms include software used by business clients for purchase and management of incentives and rewards, a consumer rebate processing platform that digitizes all rebate claims submitted and applies automated program rules for validation of claims, software platforms that provide a social media-like interface for employee engagement, and reward fulfillment platforms that allow us to immediately fulfill approved rewards with prepaid cards or merchandise. We also provide reports and analytical tools for our business clients to evaluate the effectiveness of their programs. Most open loop incentive cards we issue are also processed on our proprietary cloud-based processing platform.
Cardpool Exchange Services. Cardpool operates on a proprietary platform built on an open source web framework that manages pricing, spreads, orders and inventory for our gift card exchange marketplace and provides a web-based interface for customers and an API-based interface for partners.
Digital Services for Online and Mobile Applications. Our digital platform is built on a scalable and configurable web platform. It deploys a service-oriented architecture in which web services enable other digital providers to utilize the prepaid services we offer.
Over the past three years, our capital expenditures related to the development of these technology platforms, other card management platforms and related hardware totaled $154 million, including $52 million in 2017. Over the past several years, we have also acquired multiple platforms as a result of acquisitions, some of which we have consolidated into a single platform during 2017, and others which we intend to consolidate.
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
Bank Partners
We derive a material amount of our revenue from our program-managed proprietary open loop products, which include our proprietary Visa gift and open loop incentive cards. For the year ended December 30, 2017, these programs represented 16.5% of our total operating revenues. The issuing banks for these programs, as well as issuing banks for other network-branded card programs for which we act as program manager, provide Federal Deposit Insurance Corporation (“FDIC”) insured depository accounts tied to prepaid open loop cards, access to ATM networks, membership in the card associations and other banking functions. The issuing banks hold cardholder funds, charge applicable fees on certain products and collect interchange fees charged to merchants when cardholders make purchase transactions using prepaid open loop cards. Our issuing banks remit some or all of those fees to us plus additional fees for our program management services.
In the United States, we currently serve as program manager for two issuing banks for our proprietary open loop products: MetaBank and Sunrise Bank, N.A. MetaBank has been an issuing bank for our proprietary Visa gift cards since 2007, was an issuing bank for the incentive and reward products for InteliSpend, Parago and Extrameasures prior to our acquisitions of these companies, and will continue as an issuing bank for incentive and rewards products for our incentives businesses. For the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, the MetaBank program represented 12.9%, 13.2% and 15.2%, respectively, of our total operating revenues. Sunrise Bank, N.A. has been an issuing bank for our proprietary Visa gift card program since November 2011.
Outside the United States, we contract with several issuing banks for open loop gift cards for which we act as program manager. For the year ended December 30, 2017, these programs represented approximately 1.5% of our total operating revenues.
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
As of December 30, 2017, we own, or are the exclusive licensee of, 80 patents in various countries providing coverage for systems and methods relating to prepaid product loads and reloads, ewallet services, eGift card transactions, swipe/scan reload, packaging, card design, processing, online services, card exchange, and fraud prevention in eGift card transactions. These patents expire at various dates, ranging from 2020 to 2033. Additionally, we have over 140 patent applications in various countries for various card assemblies and packaging, security features, activation and processing methods, and online prepaid services and have licensed exclusive rights that arise from ten patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. We believe a robust patent portfolio to protect our intellectual property rights and proprietary systems will become increasingly important as the prepaid industry continues to expand.

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
Blackhawk Network California is a licensed money transmitter in 48 U.S. jurisdictions and Puerto Rico. The remaining U.S. jurisdictions in which our open loop business operates do not currently issue licenses or otherwise regulate money transmitters or have determined that we do not need to be licensed in connection with our current businesses. In those states where we are licensed, we are subject to direct supervision and regulation by the relevant state licensing authorities charged with enforcement of the money transmitter statutes and must comply with various restrictions and requirements, such as those related to the maintenance of certain levels of net worth, surety bonding, selection and oversight of our authorized delegates, permissible investments in an amount equal to our outstanding payment obligations with respect to some of the products subject to licensure, recordkeeping and reporting, and disclosures to consumers. We are also subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, retail distribution partners and other third parties, privacy and data security policies and procedures, and other matters related to our business. As a regulated entity, Blackhawk Network California incurs significant costs associated with regulatory compliance. We anticipate that compliance costs and requirements will increase in the future for our regulated subsidiaries and that additional subsidiaries may become subject to these or new regulations. Please see “Risk Factors—Risks Related to Our Business and Industry—If we fail to maintain our existing money transmitter licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected” for additional information.
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

Federal Regulation. Congress and federal regulatory agencies have enacted and implemented laws and regulations that affect the prepaid industry, such the CARD Act and FinCEN’s Prepaid Access Rule. Products of certain non-bank financial services companies, including money transmitters and prepaid access providers, are now regulated at the federal level by the Consumer Financial Protection Bureau (the “CFPB”), which began operations in July 2011, bringing additional uncertainty to the regulatory system and its impact on our business. Please see “Risk Factors—Risks Related to Our Business and Industry—We are increasingly facing more stringent anti-money laundering laws and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business,” “—Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition,” “—Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition,” and “—If we fail to comply with federal banking regulation, we may be subject to fines and penalties and our relationships with our issuing banks may be harmed” for additional information.
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
Foreign Regulation. We are subject to regulation by foreign governments and must maintain permits and licenses in certain foreign jurisdictions in order to conduct our business. Our Blackhawk Network (UK) Limited subsidiary is regulated as an electronic money institution in the United Kingdom and issues an open loop product. We have “passported” the money license to Germany, Belgium and the Netherlands under EU regulations. Upon the United Kingdom’s exit from the European Union, we may be required to obtain a license in the EU for the conduct of our business in that region. Foreign regulations also present obstacles to, or increased costs associated with, our expansion into international markets. For example, in certain jurisdictions we face costs associated with repatriating funds to the United States, administrative costs associated with payment settlement and other compliance costs related to doing business in foreign jurisdictions. We are also subject to foreign privacy and other regulations, including the General Data Protection Regulation (GDPR), which will become effective in the EU in May 2018. The GDPR will impose additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. These foreign regulations often differ in kind, scope and complexity from U.S. regulations. Please see “Risk Factors—Risks Related to Our Business and Industry—We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations” and “—Data protection and regulations related to privacy, data protection and information security could increase our costs, as well as negatively impact our growth” for additional information.
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
Employees
As of December 30, 2017, we had 3,190 employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.
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
Risks Related to the Merger
The Merger is subject to receipt of approval from our stockholders as well as the satisfaction of other closing conditions, including consents and approvals, in the Merger Agreement.
On January 15, 2018, we entered into an agreement and plan of merger (the “Merger Agreement”) with BHN Holdings, Inc., a Delaware corporation (“Parent”), and BHN Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) which provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into us (the “Merger”), with us continuing as the surviving corporation and as a wholly owned subsidiary of Parent. The Merger Agreement contains a number of conditions to completion of the Merger, including, among others, (i) the adoption of the Merger Agreement by the holders of a majority of outstanding shares of our common stock entitled to vote thereon at a stockholders meeting duly called and held for such purpose, (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the receipt of certain consents and approvals and the expiration or termination of related statutory waiting periods, (iv) the absence of any law, order or injunction of a court or governmental entity of competent jurisdiction prohibiting the consummation of the Merger or the other transactions contemplated thereby, (v) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications), and (vi) the performance by the parties of their respective obligations under the Merger Agreement in all material respects. The obligation of Parent to complete the Merger is also conditioned on (i) the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company after the date of the Merger Agreement and (ii) no more than 10% of the outstanding shares of our common stock exercising dissenting rights. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or Parent’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.
Failure to complete the Merger could materially adversely affect our stock price, future business operations and financial results.
If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares in connection with the Merger. Instead, Blackhawk will remain an independent public company, and the shares will continue to be traded on the Nasdaq. Moreover, our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;

•
we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business;

•
we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;

•	we may be required to pay a cash termination fee and/or expense reimbursement as required under the Merger Agreement;

•
the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued;

•
matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•	litigation related to the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price, especially to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business.
Uncertainty about the effect of the Merger on employees, distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business to attempt to change existing business relationships with us. Retention and motivation of certain employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart, our business could be harmed. In addition, there could be distractions to or disruptions for our employees and management associated with obtaining the required consents and approvals to close the Merger. Our distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business may experience uncertainty with the Merger, including with respect to current or future business relationships following the Merger. Our business relationships may be subject to disruption as distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our business operations and financial results. The risks and adverse effects, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
We are subject to certain restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger.
Whether or not the Merger is completed, the pending Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The Merger Agreement generally requires us to operate our business in the ordinary course of business consistent with past practice pending completion of the Merger and it also restricts us from taking certain actions with respect to our business and financial affairs, subject to certain exceptions. These restrictions could be in place for an extended period of time if the consummation of the Merger is delayed, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued, or from effectively responding to competitive pressures or industry developments. For these and other reasons, the pendency of the Merger could adversely affect our business and financial results.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent and/or reimburse Parent for its expenses. These costs could require us to use cash that would have otherwise been available for other uses.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $109 million to Parent and certain expenses up to $6.8 million, or less under specified circumstances. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our common stock.
Risks Related to Our Business and Industry
We may not be able to grow at historic rates in the future, if at all.
Our revenues grew from $1.9 billion in 2016 to $2.2 billion in 2017, representing a growth rate of 18%, which was slightly lower than the average growth rate of 19% in the immediately preceding three years. There can be no assurance that we will be able to continue our historic growth rates in future periods. Our ability to maintain and grow our business depends on a number of factors, many of which are outside our control. These include:

•	changes in consumer and corporate preferences and demand for the products and services that we offer;

•	our ability to retain and attract new retail and corporate customers;

•	our ability to maintain and expand our distribution network and business partners;

•	our ability to maintain and expand the supply and variety of products and services that we distribute and offer;

•	our ability to increase the productivity of our distribution partners’ stores;

•	our ability to anticipate and adapt to technological changes in the industry, as well as to develop new technologies to deliver our product and service offerings;

•	our ability to maintain our relationships with banks that issue open loop prepaid cards (“card issuing banks”) and other industry participants;

•	pricing pressure in the face of increasing competition and other market forces;

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
Our future growth and profitability depend upon our continued expansion within the markets in which we currently operate and the further expansion of these markets. As part of our strategy to achieve this expansion, we look for acquisition opportunities, investments and alliance relationships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, investment and partner candidates in the future, and if we do, they may not provide us with the value and benefits we anticipate.
Our operating revenues may decline if we lose one or more of our top retail distribution partners, fail to maintain existing relationships with our retail distribution partners or fail to attract new retail distribution partners to our network, or if the financial performance of our retail distribution partners’ businesses declines.
The success of our business depends in large part upon our relationships with retail distribution partners. During 2017, 2016 and 2015, products sold through our top five largest retail distribution partners accounted for approximately 25.7%, 28.5% and 32.2% of our operating revenues, respectively.
Many of our retail distribution partner agreements are subject to renewal every three to five years. Upon expiration of their agreements with us, our distribution partners may enter into relationships with our competitors instead of renewing their agreements with us, renew all or a portion of their agreements with us on less favorable terms or establish direct relationships with our content providers. In addition, a distribution partner may file for bankruptcy or otherwise sell off or wind-down its business. There is no assurance that we will be able to continue our relationships with these distribution partners on the same or similar terms, or at all, in future periods. Among other things, many of our distribution partner agreements contain varying degrees of exclusivity for us as the provider of prepaid products in their stores, and it is important to our competitive positioning to maintain those exclusive relationships. Our operating results could be materially and adversely affected if any of our significant distribution partners terminates, fails to renew or fails to renew on similar or more favorable terms, its agreement with us; and any publicity regarding such loss could harm our reputation, making it more difficult to attract and retain other distribution partners. In addition, exclusive relationships between potential distribution partners and our competitors as well as other commercial arrangements may make it difficult for us to attract new distribution partners to our network.
The success of our business also depends on the continued success of our distribution partners’ businesses. Accordingly, our operating results may fluctuate with the performance of our partners’ businesses, including their ability to maintain and increase consumer traffic in their stores.
In addition, the Merger could affect our relationships with current or prospective retail distribution partners. Please see the Risk Factor titled “We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business.”
If our retail distribution partners fail to actively and effectively promote our products and services, or if they implement operational decisions that are inconsistent with our interests, our future growth and results of operations may suffer.
Approximately 79.1% of our 2017 operating revenues were derived from sales of our products and services through our retail distribution partners. Our success depends heavily on the prepaid products selected for display by our distribution partners and how our distribution partners actually display and promote the prepaid products, which we can influence and facilitate, but do not control. For example, the in-store placement and size of our prepaid card displays, as well as the marketing and merchandising efforts of our distribution partners for our products and services, all have an impact on the number and transaction dollar volume of products and services sold. Although we advise our distribution partners concerning optimal display of the card content, our contracts allow distribution partners to exercise significant discretion over the placement and promotion of our products in their stores. In addition, our distribution partners who only have basic displays of our products may not be willing or able to implement enhanced displays and marketing efforts, which could significantly harm our ability to grow our business. If our distribution partners give more favorable placement or promotion to the products and services of our competitors, or otherwise fail to effectively market our products and services, or implement changes in their systems that disrupt the integration with our processing systems, our results of operations may suffer.

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
In addition, the Merger could affect our relationships with current or prospective retail distribution partners. Please see the Risk Factor titled “We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business.”
We rely on our content providers for our product and service offerings, and the loss of one or more of our top content providers, a decline in the contracted commission when such a content provider renews its agreement with us, a decline in demand for their products, or our failure to maintain existing exclusivity arrangements with certain content providers or to attract new content providers to our network, could have a material adverse effect on our business, results of operations and financial condition.
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
Many of our content provider agreements specify varying degrees of exclusivity for Blackhawk as a third-party distributor. Failure to maintain the same level of exclusivity of any of our agreements, whether upon renewal with our content providers or otherwise, could adversely affect our business, results of operations and financial condition. The exclusive arrangements that we have been able to negotiate vary widely, and in many instances exclusivity is limited to particular channels, such as conventional grocery retailer channels. Our content providers with limited or no exclusivity arrangements may decide to establish direct relationships with our distribution partners or use other third-party distributors to sell through existing or other channels. Our content providers may also eliminate their third-party distribution relationships entirely and offer their cards only in their own physical and online retail locations. Certain of our content providers represent a significant portion of our revenues, one of which (Apple Inc.) represented 11.2%, 12.7% and 13.7% of our total operating revenues in 2017, 2016 and 2015, respectively.
Some of our contracts with content providers require a bank letter of credit to secure a portion of our payment obligations. Failure to provide adequate security or our failure to demonstrate our creditworthiness to certain content providers, or to prospective new content providers, may adversely affect our ability to maintain our relationships with our content providers or adversely affect our cash flows. Please see the Risk Factor titled “Our senior secured credit facility contains certain restrictions that limit our flexibility in operating our business and, in the event of a default, could have a material adverse impact on our business and results of operations.”
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
In addition, the Merger could affect our relationships with current or prospective content providers. Please see the Risk Factor titled “We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business.”
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
We rely on card issuing banks for critical services, such as membership in the Visa card association and provision of depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) tied to our program-managed open loop card programs, including gift cards and incentive debit cards. MetaBank is one of the card issuing banks for our proprietary U.S. open loop card programs. In 2017, it was the card issuing bank for the substantial majority of such programs. The MetaBank program represented approximately 12.9%, 13.2% and 15.2% of our total operating revenues for 2017, 2016 and 2015, respectively. If our relationship with MetaBank deteriorates, it could hinder our ability to grow our business and have a material adverse effect on our business, results of operations and financial condition. Under our agreement with MetaBank, we meet periodically with its representatives to review program management fees MetaBank pays us and we have agreed, from time to time, to adjust such fees on new card activations based on trends in consumer use of these prepaid cards and, in particular, the aggregate percent redeemed. Historically, these adjustments have been fee reductions based on changing redemption patterns. There can be no assurance that such fees will not continue to decline, which could have a material adverse effect on our revenues and, accordingly, our business, results of operations and financial condition. In addition, we may not be able to renew our existing agreements with similar terms or in their entirety with card issuing banks or enter into relationships with additional banks on acceptable terms, or at all. Furthermore, consumer spending patterns may change, resulting in a decrease of unredeemed card balances, which, in turn, could adversely affect our program revenues from our card issuing banks, results of operations and financial condition.
We have agreements with Sunrise Bank, N.A. as a second card issuing bank for proprietary Visa gift cards. There can be no assurance that we will be able to reduce the risk associated with our reliance on MetaBank through our agreements with Sunrise Bank, N.A. or otherwise. We continue to use MetaBank as the card issuing bank for a substantial majority of our proprietary Visa gift cards, and we cannot provide any assurance that we will continue to achieve comparable financial terms related to these programs. In addition, there has been increased regulatory scrutiny of products and services that are offered by card issuing banks in general (including our card issuing banks) in conjunction with third parties. For example, on June 30, 2016, the FDIC published industry guidance, in the form of Frequently Asked Questions, with respect to identifying, accepting and reporting brokered deposits. The FDIC articulated its view that, subject to certain limitations, funds obtained from consumers in connection with the sale of bank-issued general purpose reloadable (“GPR”) cards at retail stores or other venues qualify as brokered deposits. An insured depository institution is prohibited from accepting brokered deposits unless the depository institution is “well capitalized.” The FDIC may waive this prohibition if the depository institution is merely “adequately capitalized,” but the prohibition cannot be waived if the depository institution is “undercapitalized.”
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
In addition, the Merger could affect our relationships with card issuing banks. Please see the Risk Factor titled “We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business.”
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
In addition, if our clients merge with or are acquired by entities that are not our clients, our clients may cease to exist or take their business to our competitors if the acquiring corporation has a pre-existing relationship with them, thereby negatively impacting our existing agreements and projected revenues with these clients. Even if clients merge with entities that are also our clients, we will need to modify our agreements accordingly, which may reduce our profitability. Continued consolidation within our industry could increase the bargaining power of our current and future clients and vendors and further increase our client concentration or reduce competition among our third-party vendors.
In addition, the Merger may affect our relationships with our clients and partners. Please see the Risk Factor titled “We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business.”
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
Our revenues, expenses, operating results, liquidity and cash flows have fluctuated, and may in the future fluctuate, significantly from quarter to quarter due to a number of factors, many of which are outside our control. In addition to the effects of seasonality described below under the Risk Factor titled “Due to seasonal fluctuations in our business, adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations and financial condition,” factors that may contribute to these fluctuations include the following:

•	the addition or loss of one or more significant distribution partners or content providers;

•	consumer spending patterns and preferences;

•	business spending patterns and preferences;

•	general economic conditions affecting consumer spending;

•	the overall business condition of our distribution partners and content providers;

•	the development and expansion of new product and service offerings by our competitors;

•	changes in pricing and fee structures, whether driven by competitive factors, card issuing banks, card associations, regulatory requirements or otherwise;

•	changes to our product and service offerings or changes in the way our products and services are sold, whether due to regulatory requirements or otherwise;

•	changes in our product and service mix;

•	changes in regulations or changes in interpretations of existing regulations;

•	the institution of new, or the adverse resolution of pending, litigation or regulatory investigations applicable to us;

•	business and service interruptions resulting from natural disasters, fraud, security breach or cyber attack, or network infrastructure failures;

•	the timing of our distribution partners’ roll out of new programs and content; and

•	other factors discussed elsewhere in this “Risk Factors” section.
Our fiscal year consists of a 52-week or 53-week period ending on the Saturday closest to December 31, and our fiscal quarters consist of three 12-week periods and one 16-week or 17-week period ending on a Saturday. As a result, our fourth fiscal quarter of each year contains not only the holiday gifting season, but also an extra four weeks (or five weeks for 53-week fiscal years) when compared to our first three fiscal quarters, a fact that exacerbates our quarterly fluctuations and makes it difficult to evaluate our operating results from quarter to quarter.
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
Seasonal consumer spending habits significantly affect our business. During 2017, we derived approximately 19.6% of our annual revenues in the last four weeks of our fiscal year. A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. As a result, we earn a significant portion of our revenues and generate a higher portion of our net income during the fourth fiscal quarter of each year. The timing of December holiday sales, cash inflows from our distribution partners and cash outflows to our content providers also results in significant but temporary increases in our cash flow and certain balance sheet items at the end of each fiscal year relative to normal daily balances. We also experience an increase in revenues and cash flows in the second fiscal quarter of each year, which we primarily attribute to Mother’s Day, Father’s Day and graduation gifting season. Depending on when the Easter holiday occurs, the associated increase in revenues and cash flows could occur in either our first or second fiscal quarter. Adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year.
Our closed loop and open loop gift card business could suffer if there is a decline in the attractiveness of gift cards to consumers.
Consumer demand for gift cards may stagnate or decline. Consumer perception of gift cards as impersonal gifts may become more widespread, which may deter consumers from purchasing gift cards for gifting purposes in general and through our distribution program in particular. This perception may increase to the extent that electronic gift cards become more prevalent. In addition, a move from traditional gift cards to other gifting technologies could harm our business, as discussed in the Risk Factor titled “Our failure to keep pace with the rapid technological developments in our industry and the greater electronic payments industry may materially and adversely affect our business, results of operations and financial condition.” Moreover, during periods of economic uncertainty and decline, consumers may become increasingly concerned about the value of gift cards due to fears that content providers may become insolvent and be unable to honor gift card balances. Finally, consumers may remain concerned about expiration dates, despite the fact that few gift cards are subject to expiration. Decline or stagnation in consumer acceptance of and demand for gift cards, or a failure of demand to grow as expected, could have a material adverse effect on our business, results of operations and financial condition.
Our corporate incentives, rebates and consumer promotions business could suffer if there is a decline in demand for certain types of programs, or for prepaid cards as customer rewards, consumer rebates and employee rewards under such programs.
Business demand for incentive programs in general or some of our programs in particular may stagnate or decline if business promotional strategies change (e.g., from rebates to instant discounts) or if broader economic downturns cause businesses or employers to either end or significantly reduce their use of incentive programs and prepaid cards in connection with the incentive programs. In addition, businesses may choose an alternative form of incentive (e.g., markdowns, instant discounts, coupons, or alternative forms of reward programs). Consumer or employee perception of certain types of incentive and reward programs may decline, which may cause businesses to use alternate promotional strategies. Consumer or employee perception of prepaid cards as valued incentives or rewards may decline, which may deter businesses from using such cards for reward, rebate, engagement or incentive purposes in general and through our program in particular. Consumer perceptions of gift cards and changes in gifting technologies could harm our incentives business as discussed in the Risk Factors titled “Our closed loop and open loop gift card business could suffer if there is a decline in the attractiveness of gift cards to consumers” and “Our failure to keep pace with the rapid technological developments in our industry and the greater electronic payments industry may materially and adversely affect our business, results of operations and financial condition.” Finally, legislative, regulatory or judicially imposed limitations on promotional strategies or use of prepaid cards in connection with incentive programs may also result in a decline in the use of certain types of incentive programs, or the use of prepaid cards as a reward option under such programs, or a decline in consumer perception of such programs. Decline or stagnation in business demand for, or use of prepaid cards or consumer acceptance of and demand for, prepaid cards as rewards, incentives or rebates, or a failure of demand to grow as expected, could have a material adverse effect on our business, results of operations and financial condition.
Our ability to increase our revenues from prepaid financial services products will depend, in large part, upon the overall success of the prepaid financial services industry.
We earn fees when prepaid cards are loaded or reloaded through our network or are used by consumers. If consumers do not maintain or increase their usage of prepaid cards, our operating revenues may remain at current levels or decline. As the financial services industry evolves, consumers may find prepaid financial products and services to be less attractive than traditional payment instruments, new products offered by others or other financial services. Prepaid financial products and services may fail to maintain or achieve greater popularity for any number of reasons, including the general perception of the prepaid industry, fees associated with the use of prepaid cards, the potential for fraud in connection with these products, changes to these products from time to time, including those that result from new regulatory requirements, new technologies and a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment. There could also be a change in a card issuing bank’s ability to qualify for an exemption from certain portions of the Dodd-Frank Act’s interchange provisions. Negative publicity surrounding other prepaid financial products and service providers could adversely affect our business or our industry as a whole. “Victim-assisted” fraud using financial services products has become more prevalent and either measures taken to reduce such fraud or regulations requiring additional consumer protections could adversely impact our business in this area. See the Risk Factor titled “Fraudulent and other illegal activity involving our products and services could lead to reputational and financial harm to us or our partners and reduce the use and acceptance of our prepaid access products and services.”
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
Our recent and future acquisitions might prove detrimental to our business and financial condition. During 2017, we completed an acquisition of a rebates and incentives business, acquired certain assets of a full-service recognition and reward provider with operations primarily in Australia and acquired CashStar, Inc. and its subsidiaries, which provide a digital commerce platform for the sales, marketing and distribution of digital and physical gift cards. In the future, we may pursue other acquisitions or investments that we believe will help us achieve our strategic objectives.

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
If we are unable to address these difficulties and challenges or other problems encountered in connection with our acquisitions in 2017 or any future acquisition or investment, we might not realize the anticipated benefits of those acquisition or investment and we might incur unanticipated costs, liabilities or otherwise suffer harm to our business generally. The difficulties and challenges of successful integration of any acquired company are increased when the integration involves multiple acquired companies or companies with operations or material vendors outside the United States. Consequently, we may not be able to integrate successfully our recently acquired companies or to achieve anticipated cost saving across channels and infrastructure.
To the extent that we pay any earn outs or the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Such payments also may increase our cash flow and liquidity risk and could result in increased borrowings under our Credit Agreement. See the Risk Factor titled “Our debt could adversely impact our operating income and growth prospects and make us vulnerable to adverse economic and industry conditions.” Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses or impairment charges against goodwill or intangible assets on our balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.
We operate in a highly and increasingly regulated environment, and failure by us or our partners and clients to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition.
We and our content providers, distribution partners and card issuing banks are subject to a wide variety of federal, state, local and foreign laws and regulations. This legal and regulatory landscape has significantly expanded and has become increasingly complex in recent years. These laws and regulations presently include, among others:

•
federal and state anti-money laundering laws and regulations, including the USA PATRIOT Act (the “Patriot Act”), the Bank Secrecy Act (“BSA”), anti-terrorist financing laws and regulations, anti-bribery and corrupt practice laws and regulations and similar international laws and regulations;

•	consumer protection laws, regulations and rules, including those issued by the Consumer Financial Protection Bureau (“CFPB”);

•	federal economic sanctions laws overseen by the Office of Foreign Assets Control (“OFAC”);

•	state unclaimed property (escheat) laws and regulations;

•	state money transmitter licensing laws and regulations;

•	data privacy protection and cyber-security laws and regulations; and

•	foreign jurisdiction payment services industry laws and regulations.
Costs of compliance or penalties for failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
The laws and regulations applicable to our business, and to the businesses of our content providers, distribution partners and card issuing banks, are often unclear and may differ or conflict among jurisdictions, rendering compliance difficult and costly. In addition, recent changes in federal government agencies could cause the interpretation and enforcement of laws and regulations to become less predictable and increase the difficulty and costs associated with compliance.
Failure by us and our regulated subsidiaries or businesses to comply with all applicable laws and regulations could result in fines and penalties, limitations on our ability to conduct our business, or governmental or third-party actions. Regulatory agencies in these matters may seek recovery of large or indeterminate amounts or seek to have aspects of our business or that of our business partners modified or suspended. The outcome of regulatory proceedings or investigations is difficult to predict. Any fines, penalties or limitations on our business could significantly harm our reputation with consumers and other program participants, as well as the reputation of the banks that issue open loop cards that we manage, any and all of which could materially and adversely affect our business, operating results and financial condition, including potentially decreasing acceptance and use of, and loyalty to, our products and services. In addition, if our content providers, distribution partners or other customers have adverse experiences resulting from regulatory compliance obligations arising from their relationships with us, they may seek to curtail, terminate or adversely modify those relationships, which could harm our business, operating results and financial condition. In addition, we perform various compliance functions on behalf of our card issuing banks, and any failure to perform those functions properly could result in contractual claims brought against us by our card issuing banks or actions brought by regulatory agencies.
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
We are subject to examination by the Internal Revenue Service since Blackhawk Network California is a registered money services business under the BSA. To the extent that we fail to comply with the BSA, we are subject to enforcement jurisdiction by FinCEN and potentially other federal and state regulatory agencies, and we may incur fines and penalties as well as harm our relationships with our card issuing banks, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
We are subject to an array of federal anti-terrorism and anti-bribery legislation, such as federal economic sanctions laws administered by OFAC and the Foreign Corrupt Practices Act. Abuse of our prepaid products for purposes of financing sanctioned countries, terrorists, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition. Increasing regulatory scrutiny of our industry with respect to terrorist financing or corruption could result in more aggressive enforcement of such laws or more onerous regulation, which could increase our compliance costs or require changes in, or place limits upon, the products and services we offer, and which in turn could have a material adverse effect on our business, results of operations and financial condition.
Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition.
We are subject to federal regulation aimed at consumer protection. For example, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates and prepaid cards. We believe that GPR cards and the maintenance fees charged on our partners’ GPR cards distributed through our distribution partners are exempt from these requirements under an express exclusion for cards that are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the distribution partner or the program manager promotes, even if occasionally, the use of the GPR card as a gift card or gift certificate. We provide our distribution partners with instructions and policies regarding the display and promotion of our partners’ GPR cards distributed through our distribution partners so that retailers do not market such GPR cards as gift cards. For example, we instruct retailers to separate or otherwise distinguish such GPR cards from gift cards on their displays. However, we do not control our distribution partners and cannot assure that they will comply with our instructions and policies. If displayed incorrectly, it is possible that our partners’ GPR cards distributed through our distribution partners would lose their eligibility for this exclusion from the CARD Act requirements, and therefore could be deemed to be in violation of the CARD Act, which could result in the imposition of fines, the suspension of our ability to offer GPR cards, civil liability, criminal liability and the inability of our card issuing banks to apply certain fees to the GPR cards distributed through our distribution partners. Since we may have contractual obligations for the damages suffered by our partners who distribute their GPR cards through our distribution partners due to our distribution partners’ failure to comply with our instructions and policies, each of the adverse effects suffered by our partners that distribute GPR cards through our distribution partners could have an indirect adverse effect on our business, results of operations and financial condition.
In addition, on October 5, 2016, the CFPB issued a final rule to regulate certain prepaid accounts (the “Prepaid Account Rule”). The Prepaid Account Rule covers certain products we distribute. With respect to covered products, the Prepaid Account Rule mandates, among other things: (i) extensive pre-purchase and post-purchase disclosures; (ii) expanded electronic billing statements; (iii) adherence to certain requirements of Regulation E, including requirements regarding limitations on customer liability and billing error resolution; (iv) adherence to certain requirements of Regulation Z for prepaid accounts that permit negative balances (including overdraft features); and (v) public posting of account agreements and submission of such agreements to the CFPB, which will publish them on a public CFPB-maintained website. On April 20, 2017, the CFPB issued a final rule to extend the effective date of the Prepaid Account Rule for six months to April 1, 2018, and on December 21, 2017, issued a statement indicating that it would issue a final rule amending the Prepaid Account Rule “soon after the new year” and that it expected to further extend the effective date of the Prepaid Account Rule. On January 25, 2018, the CFPB issued a final rule to finalize modifications to the Prepaid Account Rule, including with respect to error resolution and limitations on liability for certain prepaid accounts and application of credit-related provisions to digital wallets, and extend the effective date of the Prepaid Account Rule to April 1, 2019. Certain components of the Prepaid Account Rule may be disruptive to the business of our partners that distribute GPR cards through our distribution partners and may materially increase their costs of operation. As a result, there could be an indirect adverse effect to our business.
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
Nonbank entities providing consumer financial products or services are subject to the CFPB’s regulatory and enforcement authority, and, as a result, the CFPB may conduct examinations or request information from supervised entities. If the CFPB determines that there is a need to examine us or requests significant information from us, it could increase our costs of operation or disrupt our business.
Furthermore, failure by us to comply with federal and state privacy and information safeguard laws could result in fines and penalties from regulators and harm to our reputation with our customers and business partners, all of which could have a material adverse effect on our business, results of operations and financial condition.
If we fail to comply with federal banking regulation, we may be subject to fines and penalties, and our relationships with our card issuing banks may be harmed.
We are subject to federal banking regulation through our relationships with our card issuing banks. The open loop products for which we serve as program manager are the products of MetaBank and Sunrise Bank, N.A., which we refer to collectively as our card issuing banks and which are subject to various federal and state laws and regulations administered by a number of authorities, including the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board (“FRB”), the FDIC, and the Delaware Office of the State Bank Commissioner. As a third-party service provider to our card issuing banks, we are subject to regulation and audit and examination by the OCC, FRB and FDIC. As an agent of our card issuing banks, we are considered “institution-affiliated parties” of our card issuing banks and subject to the enforcement jurisdiction of these federal banking agencies for our activities in that capacity. To the extent that we fail to comply with such federal banking regulations, we may incur fines and penalties and our relationships with our card issuing banks may be harmed, all of which could have a material adverse effect on our business, results of operations and financial condition.

On October 30, 2013, the OCC issued guidance on third-party relationships and associated risk management by federally-chartered banks (the “2013 Bulletin”). The 2013 Bulletin states that the OCC expects each bank to have risk management processes that are commensurate with the level of risk and complexity involving third parties providing the bank with “critical” activities. The “critical” activities include certain services that we perform for our card issuing banks. On October 20, 2017, the OCC issued guidance on offering new, modified, or expanded products and services by federally-chartered banks (the “2017 Bulletin”). The OCC expects bank management to establish appropriate risk management processes for new activity development and to measure, monitor and control the risks associated with new activities. Consequently, to enable our card issuing banks to meet their obligations under the 2013 Bulletin and the 2017 Bulletin, they may impose on us (and, in turn, our distribution partners) additional obligations, including record keeping and reporting requirements, as well as examinations. Compliance with these potential additional obligations could increase our and our distribution partners’ compliance costs or disrupt our business, which in turn could have a material adverse effect on our business, results of operations and financial condition.
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
In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the United States and in various countries in which we operate. In addition, legislators and/or regulators in the United States, the European Union and other jurisdictions in which we operate are increasingly adopting or revising privacy, data protection and information security laws that could create compliance uncertainty and could increase our costs or require us to change our business practices in a manner adverse to our business. For example, the E.U. and U.S. Privacy Shield framework was designed to allow for legal certainty regarding transfers of data. However, the agreement itself faces a number of legal challenges and is subject to annual review. This has resulted in some uncertainty and compliance obligations. Moreover, compliance with current or future privacy, data protection and information security laws could significantly impact our current and planned privacy, data protection and information security related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. Our failure to comply with privacy, data protection and information security laws could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation. For example, the General Data Protection Regulations of the E.U. take effect in May 2018 and will require us to undertake enhanced data protection safeguards, with fines for non-compliance up to 4% of global revenue.
Costs of compliance or penalties for failure to comply with or changes in state unclaimed property laws and regulations and changes in state tax codes could have a material adverse effect on our business, financial condition and results of operations.
Certain state unclaimed property laws require that card issuers track information on card products and services and that, if customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction. In certain instances, we are responsible for compliance with applicable state unclaimed property laws, and we have also agreed to provide information to our card issuing banks on card usage to enable them to comply with unclaimed property laws with respect to our program-managed bank-issued products for our retail and incentive businesses.
We have derived approximately 2% of our revenues in each of the last three fiscal years from consumers’ failure to redeem prepaid products that we issue and/or program manage. We also earn program management and other fees from the banks that issue our program-managed open loop gift and incentive cards that may be adversely impacted to the extent that unredeemed funds on such products become increasingly subject to state unclaimed property laws. Such fees represented 10.3% , 11.0% and 10.2% of total revenues in 2017, 2016 and 2015, respectively.
Unclaimed property laws vary from state to state and apply differently to different types of products. State regulators could interpret definitions in escheatment statutes and regulations in a manner that may adversely affect unredeemed balances that the card issuing banks provide us as program management and other fees. Should such state regulators choose to do so, they may initiate collection or other litigation action for unreported abandoned property. Such actions may, among other things, seek to assess fines and penalties. In addition, states may periodically revise their unclaimed property laws to increase state revenues relating to collection of unclaimed property. Moreover, states may also revise their tax codes to introduce new or higher taxes relating to our products and services. Thus, changes in law or regulatory activity, individually or in the aggregate, could adversely affect our margins and make our products and services less attractive to consumers.
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate tax rate from 35% to 21% effective for our fiscal year ending December 29, 2018, while also implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
As of December 30, 2017, we have recorded a provisional income tax expense but have not completed our accounting for the tax effects of the Tax Reform Act. The provisional income tax expense is subject to revisions as we complete our analysis of the Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Accounting Standards Board, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the Tax Reform Act will be completed during the measurement period, which should not extend beyond one year from the enactment date.
Changes in card association rules or standards set by Visa, MasterCard and Discover, or changes in card association and debit network fees or products or interchange rates, could materially and adversely affect our business, financial condition and results of operations.
We and our card issuing banks are subject to Visa and MasterCard card association and debit network rules and standards. Noncompliance with these rules or standards due to our acts or omissions or the acts or omissions of businesses that work with us could subject us or our card issuing banks to fines or penalties imposed by card associations or networks, and we may be required to indemnify the banks for the fines and penalties they incur. The termination of the card association registrations held by us or any of our card issuing banks or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have a material adverse effect on our business, results of operations and financial condition.
In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and have a material adverse effect on our business, results of operations and financial condition. A portion of the revenue derived from our proprietary open loop cards is derived from our share of the fees charged to merchants for services provided in settling transactions routed through the networks of the card associations and network organizations, referred to as interchange fees. The enactment of the Dodd-Frank Act required the FRB to implement regulations that have substantially limited interchange fees for many issuers of debit cards and prepaid cards. While we believe that the exemption from the limits imposed by the FRB available to qualifying card issuing banks with less than $10 billion in assets, which currently include MetaBank and Sunrise Bank, N.A., will apply to our program-managed cards, it remains possible that the card associations and network organizations could reduce the interchange fees applicable to transactions conducted by the holders of cards issued by these banks. If interchange rates decline, whether due to actions by the payment networks, our card issuing banks or existing or future legislation or regulation, or the interpretation or enforcement thereof, we may need to adjust our fee structure to offset the loss of interchange revenues. Any price increase in our products and services may make it difficult to acquire customers and to maintain or expand card usage and customer retention, and we consequently could suffer reputational damage and become subject to greater regulatory scrutiny. We may also need to discontinue certain products or services. As a result, our business, results of operations and financial condition could be materially and adversely affected.
Delays in complying with industry security standards related to credit and debit cards have negatively impacted, and could continue to negatively impact, sales of our products, results of operations and financial condition.
Technological changes continue to significantly impact the financial services and payment services industries, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic wallets and mobile commerce, among others. The payment networks’ rules and regulations are generally subject to change, and they may modify their rules and regulations from time to time. Our retail distribution partners’ inability to react timely to changes in the rules and regulations, or their interpretation or application, may result in substantial disruption to our business and negatively impact our results of operations.
For example, payment processors Europay, MasterCard and Visa (collectively “EMV”) set a deadline of October 2015 for retailers to install and implement in their point-of-sale systems new terminals that would accept credit and debit cards that have an embedded chip on them. The chip is used in the transaction checkout instead of the magnetic strip and has information about the card holder and a unique transaction identification number that can only be used once. This chip-on-card technology prevents fraudulent duplication of credit and debit cards and helps eliminate one of the primary sources of fraud at point of sale.
If a retailer did not achieve EMV-compliance by October 2015, liability for payment fraud losses incurred by such retailer shifted from the banks issuing the credit and debit cards to the EMV-non-compliant retailers. In response, a significant number of our retail distribution partners that were not EMV compliant by the October 2015 deadline took measures in their stores to limit their exposure to liability for fraud losses by limiting or controlling the sales of higher denomination gift cards. While almost all of our retail distribution partners became EMV compliant by the end of 2016, we believe some consumers changed their shopping behavior away from our distribution partners or our products, and it will take time and marketing expenditures to restore these customers’ prior shopping habits. Some of these customers may not return to shop for our products at our retail distribution partners. That, together with several distribution partners that are still non-compliant with EMV requirements, is expected to result in some amount of ongoing adverse impact on our results of operations.
If we fail to maintain our existing money transmitter licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.
Most U.S. states regulate the business of sellers of traveler’s checks, money orders, drafts and other monetary instruments, which we refer to collectively as money transmitters. While a large number of states expressly exempt banks and their agents from regulation as money transmitters, others purport to regulate the money transmittal businesses of bank agents or do not extend exemptions to non-branch bank agents. We have historically taken the position that state money transmitter statutes do not apply to our core gift card distribution business. Nonetheless, we rely on the money transmitter licenses of Blackhawk Network California in connection with our bank-issued products in certain states, our Reloadit product, and certain of our partners’ products distributed through our network. Our core distribution business operated by our wholly owned subsidiary Blackhawk Network, Inc. is licensed in connection with gift card distribution in two states, Maryland and West Virginia. Blackhawk Network California is a licensed money transmitter in 48 U.S. jurisdictions and in Puerto Rico. On June 9, 2016, South Carolina enacted the South Carolina Anti-Money Laundering Act, which regulates money transmission effective upon the publication in the State Register of final rules implementing the Act. The remaining U.S. jurisdictions either do not currently regulate money transmitters or do not regulate our current businesses.
In addition, our Blackhawk Network (UK) Limited subsidiary is regulated as an electronic money institution in the United Kingdom and issues an open loop product. We have “passported” the money license to Germany, Belgium and the Netherlands under EU regulations. If the U.K.’s planned withdrawal from the EU causes us to lose our ability to “passport” our money license to Germany, Belgium or the Netherlands, we may have to seek alternatives in another EU country, the process of which may cause uncertainty and may increase our compliance costs.
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
Prior to customers’ purchases of our gift cards, we, or our content providers or our distribution partners generally bear losses due to theft and fraudulent access based on which party’s card processing systems are at fault. Following activation, whether a cardholder bears the loss of any theft, fraudulent access or other loss of a card depends upon the issuer’s cardholder terms and conditions and protective provisions imposed by applicable laws, regulations or system rules.
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
Our transaction processing systems and websites (or those of our content providers, distribution partners or third-party processors) may experience service interruptions, delays or degradation as a result of processing or other technology malfunction, software defects, technology installation difficulties or delays, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, civil unrest, political instability or military activity, terrorism, security breach or cyber attack, physical break-in or accident. Additionally, we rely on service providers for the timely transmission of information to or across our data network. If a service provider fails to provide the communications capacity or services we require, the failure could interrupt or delay our services. In the event of a service interruption, delay or degradation of our transaction processing systems, the preventive measures we have taken, including the implementation of disaster recovery plans and back-up systems, may not be successful, and we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur, or we may determine in the future to self-insure against some of these risks. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
A data security breach could expose us to costly government enforcement actions, liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.

We and our content providers and distribution partners receive, transmit and store confidential customer, card and other information in connection with the sale and use of our prepaid products and services. The encryption software and other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened in recent years by advances in computer capabilities and the increasing sophistication of hackers, and companies that store, process and transmit similar information have been specifically and increasingly targeted by sophisticated criminals in an effort to obtain confidential customer or system access information and utilize it for fraudulent transactions. We regularly experience unauthorized attempts to access our systems. While we have multiple security measures in place to both prevent and detect intrusions, rapid advances in computer capabilities and the increasing sophistication of hackers may expose us to unauthorized access. Also, the encryption software and other technologies we use to protect the storage, processing and transmission of confidential customer, card data and other confidential information may not be effective protection.
Our card issuing banks, as well as our other content providers, distribution partners and third-party processors and certain vendors, also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer information and/or card data, including theft of funds on the card or counterfeit reproduction of the cards. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions, costs associated with data breach notifications, and private litigation. In addition, consumers could lose confidence in our ability to protect their personal information, which could cause them to stop buying prepaid products that we offer. A significant data security breach involving company employees could hurt our reputation, cause us recruiting and retention challenges, increase our labor costs and affect how we operate our business.
A data security breach of our or our partners’ systems could lead to theft and fraudulent activity involving our products and services, monetary loss or penalties, reputational damage, private claims or regulatory actions against us and increased compliance costs. Any such data security breach could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our business, results of operations and financial condition. Further, a significant data security breach could lead to additional legislation or regulation, which could result in new and costly compliance obligations. We may have to replace any card issuing bank or third-party processor that has a security breach, which may not be possible on acceptable terms, or at all. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
As a merchant that accepts debit and credit cards for payment and as a company that program manages and processes open loop gift card transactions carrying card network brands, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”) issued by the Payment Card Industry Security Standards Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. Our removal from networks’ lists of PCI DSS compliant service providers could mean that existing customers, sales partners or other third parties may cease using or referring our services or our card issuing banks could terminate our existing processing arrangements with them. Also, prospective customers, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to do business with us. In addition, the card networks could refuse to allow us to process through their networks, impose fines or require us to take steps to remediate our data security program.
We and our web customers, as well as those of other companies, may be targeted by parties using fraudulent “spoof” and “phishing” emails or using fraudulent websites that have cloned websites or other social engineering tactics, to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. Spoof or phishing emails and cloned websites appear to be legitimate emails sent by, or legitimate websites operated by, our company. However, these emails or cloned websites may direct recipients to false websites or request confidential information that can be utilized by third parties and could result in the unauthorized access to systems theft, publication, deletion or modification of confidential customer information and/or card data, including theft of funds on the card or in an account. Despite our efforts to mitigate “spoofing,” “cloning,” “phishing,” and social engineering through product improvements, website enhancements, user education, training and other means, these tactics remain threats that may damage our brands, discourage use of our websites or products, and increase our costs.
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
Our ability to continue our expansion, to provide our products and services to a growing number of content providers, distribution partners and business clients, as well as to enhance our existing products and services and offer new products and services, is dependent on our ability to apply our existing information technology or to develop new applications to meet the particular service needs of the growing markets. We may not have adequate financial or technological resources to develop effective and secure services and distribution channels that will satisfy the demands of these growing markets. We may fail to integrate the variety of technology platforms acquired pursuant to our recent series of acquisitions. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions or outages in system availability or performance and losses of our network participants. As a result, we may not be able to continue to grow our revenues and earnings.
Our failure to keep pace with the rapid technological developments in our industry and the greater electronic payments industry may materially and adversely affect our business, results of operations and financial condition.
The electronic payments industry is subject to rapid and significant technological changes, including ongoing technological advancement in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce, and real-time reloading for prepaid telecom products, among others. We cannot predict the effect of technological changes on our business. We expect that new services and technologies applicable to the electronic payments industry will continue to emerge and that these new services and technologies may be superior to, or render obsolete, the technologies and related business practices we currently use in our distributed products and services. Successful implementation of our strategy will depend in part on our ability to develop and implement technological changes and to respond effectively and quickly to changes in our industry.
We expect to invest in new technologies, services and infrastructure to further our strategic objectives, strengthen our existing businesses and remain competitive. These initiatives may be costly, could be delayed and may not be successful. In addition, in some areas, such as mobile interfaces, electronic gift card solutions and digital wallet integration, we may rely on strategic partners to develop or co-develop our solutions, or to incorporate our solutions into broader platforms for the electronic payments industry. We may not be able to enter into such relationships on attractive terms, or at all, and these relationships may not be successful. In addition, these partners, some of whom may be our competitors or potential competitors, may choose to develop competing solutions on their own or with third parties. Even if we or our partners are successful in developing new services and technologies, these new services and technologies may not achieve broad acceptance due to a variety of factors, including a lack of industry-wide standards, competing products and services or resistance to these changes from our content providers and distribution partners, third-party processors or consumers. In addition, we may not be able to derive revenue from these efforts.
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
Our distribution partners may not devote sufficient retail space to effectively market our telecom products. In addition, our distribution partners may choose to discontinue offering telecom products due to legislative and regulatory developments that result in additional costs or compliance burdens in the retail sales environment.
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
Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management’s attention or involving us in costly and time-consuming litigation. If we are not successful in defending any such claim, we may be required: (i) to pay past and future royalties to use technology or other intellectual property rights then in use, we may be required (ii) enter into a license agreement and pay license fees; and/or (iii) stop using the technology or other intellectual property rights then in use. In the latter case we may then have to develop, license or otherwise use other non-infringing technology. Any of these results could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to adequately protect our brands and the intellectual property rights related to our distributed products and services, our competitive position could be harmed and we could be forced to engage in costly litigation to protect our rights.
Our success depends in part on developing and protecting our intellectual property and other proprietary rights in our technology, including various aspects of our card activation and management platforms, our customized employee incentive and recognition solutions, and our technology related to gift card exchange. In addition, the Blackhawk brand, our Gift Card Mall, GiftCards.com, OmniCard.com, Cashstar.com and our other proprietary brands such as the Achievers’ Employee Success Platform, Engagement Solutions, Extrameasures, Grass Roots, NimbleCommerce, Cardpool and CashStar are important to our business. We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality agreements to protect our intellectual property and other proprietary rights, all of which offer only limited protection. Some of our technology and other intellectual property may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

We face settlement risk from distribution partners that sell our distributed products and services.
Substantially all of our third-party distribution business is conducted through distribution partners. Our distribution partners collect payment from consumers and then remit these funds to us. In select cases, we have agreed to pay our closed loop content providers whether or not the distribution partners have paid us. In other limited cases in our third-party distribution business, we have relationships with intermediaries that are responsible for collection of payments from merchants and subsequent remittance of such payments to us. In such cases, our settlement risk is increased due to reliance on these intermediaries.
For open loop products for which we act as program manager, we are liable for payments to the card issuing bank whether or not the distribution partners have paid us. With respect to our Reloadit Pack, as the issuer, we are responsible for payment to the consumer regardless of any nonpayment by distribution partners. With respect to telecom products in most cases we are liable for payments to the telecom provider regardless of any nonpayment by distribution partners. For our online e-commerce business, we collect payment from customers and the amount could be charged back to our company in the case of non-payment by the customer. A charge back occurs when a consumer refuses to pay a charge on his or her credit card account for a variety of reasons, including product returns, billing errors and fraudulent charges.
Settlement risk is affected by the seasonality of our business and peaks at year-end as a result of the holiday selling season. As of fiscal year-end December 30, 2017, we estimate that we had settlement risk of $370 million, or 30.3% of total Settlement receivables. We are not insured against these risks. We have in the past experienced settlement losses when a distribution partner or intermediary service provider failed to remit payment to us. These losses over the past three fiscal years have been immaterial. While we have undertaken additional efforts to minimize the impact of our distribution partners’, content providers’ or intermediaries’ adverse financial conditions on Blackhawk, there is no assurance that these efforts will adequately mitigate potential losses. In the past few years, several of our distribution partners have faced adverse financial conditions, including a few which filed for bankruptcy or receivership protection. While none of the pending bankruptcy or receivership matters is individually or collectively material, significant settlement losses resulting from the adverse financial conditions of our distribution partners or intermediaries or due to other factors whether or not directly related to our business (such as economic downturns) could have a material adverse effect on our business, results of operations and financial condition.
We receive important services from third-party vendors, and replacing them would be difficult and disruptive to our business.
In addition to card issuing banks, we rely on third-party vendors to provide certain services relating to our business, including software engineering, customer service, warehousing and distribution, in-store merchandising, card production, transaction processing functions, customer verification services and credit validation. Some of our third-party vendors providing software engineering services to us operate internationally from locations that are subject to disruptions, some of which are out of our or their control, including those discussed under the Risk Factor titled “Our business depends on the efficient and uninterrupted operation of our transaction processing systems, including our computer network systems and data centers, and if such systems are disrupted, our business, results of operations and financial condition could be materially and adversely affected.” Our profitability depends on the ability of these third-party vendors and service providers to deliver their products and services in a timely manner and in accordance with our specifications, as well as on our effective oversight of their performance. It would be difficult to replace some of our third-party vendors in a timely manner, in particular, our warehousing and distribution providers for the United States and Canada and the software developers for our proprietary platforms, if they were unwilling or unable to provide us with these services in the future, and consequently our business and operations could be adversely affected. If we are required to replace a vendor, we may not be able to do so on commercially acceptable terms, or at all. Also, to the extent that any third-party vendor fails to deliver services, either in a timely, satisfactory manner, or at all, our business, results of operations and financial condition could be materially and adversely affected.
Our future success depends upon our ability to attract and retain key personnel.
We depend on a number of key personnel who have substantial experience relevant to the payments industry and our operations. Our executive officers are at-will employees. This means that they may terminate their employment with us at any time. Our future success will depend, to a significant extent, on our ability to identify, attract and retain key personnel, namely our management team and experienced sales, marketing, technical and systems management personnel, as well as finance, legal and compliance personnel. Qualified individuals are in high demand, particularly in the San Francisco Bay Area, where our principal offices are located, and we may incur significant costs to attract and retain them. In addition, we may experience difficulty assimilating our newly hired personnel and assimilating personnel from acquisition activity, which could have a material adverse effect on our business, results of operations and financial condition. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to identify, attract and retain key personnel, our business, results of operations and financial condition could be materially and adversely affected.

Our business could be negatively affected by the actions of stockholders.
Actions of our stockholders could adversely affect our business. Specifically, actions of some stockholders, including public proposals, requests to pursue a strategic combination or other transaction or special demands or requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees and increase the volatility of our stock. In addition, perceived uncertainties as to our future direction relative to the actions of our stockholders may result in the loss of potential business opportunities, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as customers, service providers and partners. Actions by our stockholders may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations.
We currently conduct business in the United States and 25 other countries (with our international business accounting for approximately 30.7% of our total revenues in 2017), and an important element of our business strategy is the expansion of our business in our existing and new international markets. We are subject to a number of risks related to our foreign operations, including:

•	challenges caused by distance, language and cultural differences;

•
multiple, conflicting and changing laws and regulations, and difficulties in understanding and ensuring compliance with those laws by our employees and business partners, including compliance of data privacy regulations which may affect how we transfer data in our various markets;

•	foreign laws and regulations that impose greater compliance obligations and costs;

•	foreign currency fluctuations;

•	differing and potentially adverse tax laws and interpretations;

•	foreign tax authorities requiring tax collection or withholding from non-residents of the foreign jurisdiction;

•
higher costs associated with doing business internationally, such as costs associated with tax planning and repatriating funds to the United States, administrative costs associated with payment settlement and other compliance costs related to doing business in foreign jurisdictions;

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
Uncertainty caused by political change in the United States and in foreign countries may heighten regulatory uncertainty and risks in these areas. For example, the current administration has indicated an intention to request Congress to make significant changes to immigration including the visa program, and development and investment in the territories and countries where we or our partners operate. Any such changes could materially adversely impact our business, results of operations and financial condition.
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
As a result of our acquisitions, a significant portion of our total assets consist of goodwill and intangible assets. Combined goodwill and intangible assets, net of amortization, accounted for approximately 24.0% and 25.6% of the total assets on our balance sheet as of December 30, 2017 and December 31, 2016, respectively. We may not realize the full value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We routinely evaluate whether all or a portion of our goodwill and other intangible assets may be impaired. If it is determined that an impairment has occurred, we would be required under current accounting rules to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition and results of operations.
Our headquarters and certain of our data centers are located near known earthquake fault zones and in areas of elevated wild fire danger. The occurrence of an earthquake, fire or any other catastrophic event could disrupt our operations or the operations of third parties who provide vital support functions, which in turn could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, the Merger, or the failure to complete the Merger, may affect our stock price. Please see the Risk Factor titled “Failure to complete the Merger could materially adversely affect our stock price, future business operations and financial results.”
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
Risks Related to Our Credit Agreement and Our 2022 Notes
Our senior secured credit facility contains certain restrictions that limit our flexibility in operating our business and, in the event of a default, could have a material adverse impact on our business and results of operations.
On July 27, 2016, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, National Association as administrative agent (the “Administrative Agent”). The Credit Agreement consists of a revolving loan facility in an aggregate principal amount not to exceed $400 million (the “Revolving Credit Facility”) and term loans up to $300 million (the “Term Loan Facility”). No additional amounts may be borrowed under the Term Loan Facility unless lenders agree to provide additional term loan commitments. We have the ability from time to time to request increases to the commitments under the Revolving Credit Facility and/or the Term Loan Facility (subject to compliance with specified conditions), with the aggregate amount of all such Revolving Credit Facility and/or Term Loan Facility increases not to exceed an incremental $300 million. The Revolving Credit Facility and the Term Loan Facility mature on July 27, 2021. The Credit Agreement and other related agreements contain customary restrictions on us and our subsidiaries. Subject to a number of important exceptions, these limitations include covenants that limit or restrict us and our subsidiaries from:
•incurring additional indebtedness or modifying subordinated indebtedness;

•	granting liens on or with respect to any of our property;
•making investments;
•consolidating or merging with, or acquiring, another business;
•selling or otherwise disposing of our assets;
•paying dividends and making other distributions to our stockholders;
•entering into certain transactions with our affiliates;
•redeeming or repurchasing our stock;
•amending our charter documents;
•changing the nature of our business;
•entering into sale-leaseback agreements; and
•disposing of our interests in certain subsidiaries.
Our obligations under the Credit Agreement are secured by security interests in all of our present and future personal property and that of certain current and future subsidiaries (other than our regulated assets). In addition, the Credit Agreement contains financial covenants that require us to maintain specified financial ratios and satisfy certain financial condition tests. This may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.
The breach of any of these covenants would result in a default under the Credit Agreement. Any default, if not waived, could result in our lenders terminating commitments to make loans or extend other credit to us. In the event of a default, the lenders also could accelerate and declare all or any obligations immediately due, and could take possession of or liquidate collateral. If any of these events occur, we may be unable to refinance the Credit Agreement on favorable terms, if at all, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the termination of the Credit Agreement may adversely affect our ability to maintain our relationships with our content providers or adversely affect our cash flows.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
On July 21, 2016, we completed an offering of $500 million principal amount of our 2022 Notes. The 2022 Notes bear interest at a rate of 1.5% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2017, and mature on January 15, 2022. In addition, on July 27, 2016, we entered into the Credit Agreement. Please see the Risk Factor titled “Our senior secured credit facility contains certain restrictions that limit our flexibility in operating our business and, in the event of a default, could have a material adverse impact on our business and results of operations” for additional information. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes and our Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under

ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
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
We also maintain leased offices in Phoenix, Arizona; Mesa, Arizona; San Diego, California; Portland, Maine; Fenton, Missouri; Reno, Nevada; Township of Wall, New Jersey; Pittsburgh, Pennsylvania; Lewisville, Texas; and other small local sales, support and/or marketing offices and fulfillment and order processing facilities in the United States. Internationally, we have primary offices in leased facilities in Toronto, New Brunswick, Mexico City, London, Aylesbury Vale, Sydney, Cologne, Amsterdam and Melbourne and have leased a facility for a near-shore call center in San Salvador, El Salvador. We operate our data center in a co-location facilities provided by a third parties in various locations, including Dallas, Texas and Santa Clara, California. We believe that our existing facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of any pending matters and the amount, if any, of our ultimate liability and any other forms of remedies with respect to these matters, cannot be determined or predicted with certainty, we currently do not believe that it is probable that the resolution of any of these matters would result in any liability that would have a material adverse effect on our results of operations or financial condition.
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
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the fiscal years ended December 30, 2017 and December 31, 2016.

	High	Low
Fiscal Year Ended December 30, 2017
Quarter ended March 25, 2017	$39.55	$33.50
Quarter ended June 17, 2017	$44.90	$37.75
Quarter ended September 9, 2017	$46.70	$40.85
Quarter ended December 30, 2017	$45.55	$32.60

	High	Low
Fiscal Year Ended December 31, 2016
Quarter ended March 26, 2016	$43.67	$29.91
Quarter ended June 18, 2016	$35.77	$31.00
Quarter ended September 10, 2016	$37.62	$31.14
Quarter ended December 31, 2016	$39.10	$28.88
On February 20, 2018, the closing price per share of our common stock as reported on the Nasdaq was $44.65 per share.
Stockholders
As of February 20, 2018, there were approximately 7,864 holders of record of our common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.
Dividend Policy
No cash dividends have been declared since December 2012. Other than the dividends declared on December 14, 2012, we have no present intention to pay future cash dividends on our common stock. Any determination to pay dividends to holders of our common stock in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as the board of directors deems relevant. The terms of our Credit Agreement may restrict our ability to declare and pay cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows from Financing Activities” and Note 4—Financing for additional information.
Equity Compensation Plan Information
For equity compensation plan information refer to Item 12 in Part III of this Annual Report.

Performance Graph
The following graph shows a comparison from April 19, 2013 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 30, 2017 of the cumulative total return of our common stock with the cumulative total return of the Nasdaq Composite Index (“Nasdaq Composite”), and the Nasdaq Financial Index (“Nasdaq Financial”) from March 31, 2013. The figures represented below assume an investment of $100 in our common stock and the reinvestment of the full amount of all dividends and are calculated at the closing price of $26.01 on April 19, 2013 and at the closing price of the last stock trading day of each fiscal year in the Nasdaq Composite and the Nasdaq Financial. Data for the Nasdaq Composite and the Nasdaq Financial assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.
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
Warrant Transactions
On October 31, 2017, the Company issued a warrant to a strategic partner (the “2017 Warrant Purchaser”), with respect to shares of the Company’s common stock in an aggregate amount of approximately $20 million at an exercise price of $0.001 per share. In January 2018, the Company issued 546,395 shares of its common stock to the 2017 Warrant Purchaser on exercise of the warrant. The Company relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act for both the issuance of the warrant and the common stock issued on exercise of the warrant, based in part on representations made by the 2017 Warrant Purchaser.
On July 21, 2016, in connection with our 2022 Notes offering, the Company issued warrants to each of Wells Fargo Bank, National Association, Bank of America, N.A. and Bank of Montreal in which it sold $43.2 million of warrants relating to the Company’s common stock initially underlying the notes. On July 22, 2016, in connection with the exercise of the option by the initial purchasers of the notes to purchase additional notes, the Company entered into additional privately negotiated warrant transactions (all such warrant transactions, collectively the “2016 Warrant Transactions”) for the sale of $3.8 million of additional warrants, at an initial strike price of $61.1975 per share (subject to adjustment), which was 75% above the last reported sale price of the Company’s common stock on the Nasdaq Global Select Market on July 21, 2016. The Company entered into the 2016 Warrant Transactions in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, based in part on representations made by the 2016 Warrant Purchasers. To the extent that any shares of common stock are issued upon exercise of the warrants, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with any resulting issuance of shares of the common stock.
In May 2015, we issued 301,662 shares of our common stock to a strategic partner on exercise of a warrant originally issued on January 5, 2011 and amended on March 31, 2015. In November 2015, we issued an aggregate of 859,757 shares of our common stock to another strategic partner on exercise of warrants originally issued on March 1, 2011 (amended on November 30, 2015), April 2, 2013 and April 30, 2013. The Company relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act for the issuance of the warrants and the common stock issued on exercise of the warrants, based in part on representations made by strategic partners.

Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal period starting on September 10, 2017 and ending on December 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
September 10, 2017 to October 7, 2017	75	$44.35	—	$100,000,000
October 8, 2017 to November 4, 2017	108	$37.23	1,176,069	$60,000,029
November 5, 2017 to December 2, 2017	36	$36.55	—	$60,000,029
December 3, 2017 to December 30, 2017	72	$34.30	—	$60,000,029
Total	291	$38.26	1,176,069	$60,000,029
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
(3)
In October 2016, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $100 million of the Company's outstanding common stock over a period of up to two (2) years. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, or as otherwise may be determined by the authorized officers of the Company, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases are based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate the company to acquire any specific number of shares in any period. In October 2017, we repurchased 1,176,069 shares for approximately $40.0 million. As of year-end 2017, approximately $60.0 million remained available under this stock repurchase program.

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
We use a 52-week or 53-week fiscal year ending on the Saturday closest to December 31, and our fiscal quarters consist of three 12-week periods and one 16-week or 17-week period. The fiscal years presented in the tables below consist of the 52-week periods ended December 30, 2017, or 2017, December 31, 2016, or 2016, and January 2, 2016, or 2015, the 53-week period ended January 3, 2015, or 2014, and the 52-week period ended December 28, 2013, or 2013.
We derived the statement of operations data for 2017, 2016, and 2015 and the balance sheet data for 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report. We derived the statement of operations data for 2014 and 2013 (which we adjusted for certain reclassifications) and our balance sheet data for 2015, 2014 and 2013 (which we adjusted for certain reclassifications) from our audited financial statements not included in this Annual Report.

	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Total operating revenues	$2,231,606	$1,899,778	$1,801,078	$1,444,963	$1,138,088
Net income (loss) attributable to Blackhawk Network Holdings, Inc. (1)	$(155,768)	$4,658	$45,609	$45,547	$54,104
Earnings (loss) per share:
Basic	$(2.77)	$0.08	$0.84	$0.86	$1.04
Diluted	$(2.77)	$0.08	$0.81	$0.83	$1.02
Weighted average shares outstanding—basic	56,287	55,734	54,294	52,531	51,164
Weighted average shares outstanding—diluted	56,287	57,260	56,313	54,309	52,402

	As of Year-End
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$4,139,680	$3,595,778	$3,112,956	$2,449,109	$1,964,348
Note payable (2)	$213,103	$147,840	$361,708	$373,754	$—
Notes payable to Safeway	$3,941	$3,163	$4,129	$27,678	$—
Convertible notes payable (3)	$441,655	$429,026	$—	$—	$—

(1)
Significant charges related to goodwill impairment and income tax provision contributed to the net loss for 2017. See Note 7—Goodwill and Other Intangible Assets and Note 10—Income Taxes included in Item 8, Financial Statement Supplementary Data, in the notes to our consolidated financial statements.

(2)	Includes current and long-term portion of our term loan. See Note 4—Financing included in Item 8, Financial Statement Supplementary Data, in the notes to our consolidated financial statements.

(3)
On July 27, 2016, we issued $500 million aggregate principal amount of 1.50% Convertible Senior Notes due in January 2022. See Note 4—Financing included in Item 8, Financial Statement Supplementary Data, in the notes to our consolidated financial statements.

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
Our U.S. Retail segment derives its revenues primarily from the sale of prepaid cards to consumers in the U.S. through our physical retail distribution partners as well as through our various online distribution channels. Our growth in U.S. Retail from 2015 to 2017 reflects increases in store productivity, the addition of new retail distribution partners, the addition of new prepaid products and content, the growth of our third-party online sales, and our first-party digital business via the acquisition of CashStar, Inc. and its subsidiaries (collectively, “CashStar”). We have developed our Incentives & Rewards segment primarily from our acquisitions of InteliSpend Prepaid Solutions, LLC and its subsidiaries (collectively, “InteliSpend”), Parago, Inc. and its subsidiaries (collectively, “Parago”), Achievers Corp. and its subsidiaries (collectively, “Achievers”) and 888extramoney.com LLC (“Extrameasures”). Our incentives businesses provide software, services and prepaid products to business clients for their incentive, loyalty and engagement programs. Our International segment has grown over the past few years through strategic acquisitions such as Retailo AG and its subsidiaries (collectively, “Retailo”) and The Grass Roots Group Holdings Limited and its subsidiaries (collectively, “Grass Roots”), with the addition of new retail distribution partners, expansion into new countries and the addition of new prepaid products.
On January 15, 2018, we entered into the Merger Agreement with Parent and Merger Sub. Under the terms of the Merger Agreement, Parent has agreed to acquire the Company in an all-cash transaction for a total consideration of approximately $3.5 billion, which includes our debt. We currently expect the transaction, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to close mid-2018. See Part I, Item 1A, “Risk Factors” and Note 16— Subsequent Event of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance, a reconciliation of Commissions and fees and Program and other fees to Prepaid and processing revenues and a reconciliation of Total operating revenues to Adjusted operating revenues for the years ended 2017, 2016 and 2015:

	2017	2016	2015
	(dollars in thousands, except number of selling stores)
Prepaid and processing revenues:
Commissions and fees	$1,468,867	$1,315,755	$1,259,801
Program and other fees	477,884	336,317	268,661
Prepaid and processing revenues	$1,946,751	$1,652,072	$1,528,462
Partner distribution expense as a % of prepaid and processing revenues	53.4%	56.5%	57.2%
Selling stores	252,000	244,000	215,000
Total operating revenues	$2,231,606	$1,899,778	$1,801,078
Revenue adjustment from purchase accounting (2)	5,558	16,930	7,073
Marketing revenue and other pass-through revenue	(117,189)	(94,298)	(104,871)
Partner distribution expense	(1,040,306)	(933,142)	(874,043)
Adjusted operating revenues (1)	$1,079,669	$889,268	$829,237

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
Prepaid and Processing Revenues—Represents the total amount of Commissions and fees and Program and other fees recognized during the period. Our prepaid product revenues vary among our various product offerings: content provider commissions from closed loop gift and prepaid telecom cards; program management fees, interchange and other fees included in Program and other fees in addition to the consumer and client purchase fees included in Commissions and fees from open loop gift cards and incentive and reward products and services. For our employee engagement businesses, the gross billings are recorded as deferred revenue and recognized as the products are delivered or services are rendered, and we only include the portion of revenue related to software in Program and other fees in this metric, as we present revenue from the redemption of employee rewards in Product sales.
Partner Distribution Expense as a Percentage of Prepaid and Processing Revenues—Represents partner distribution expense divided by Prepaid and processing revenues during the period. Partner Distribution Expense represents the expense recognized for the portion of content provider commissions and purchase or load fees shared with our retail distribution partners (known as distribution partner commissions), as well as other compensation we pay our retail business partners and certain business clients, including certain program development payments to our retail distribution partners, compensation for the distribution of our open loop products and expense recognized for equity awards issued to certain strategic partners. We present this expense as a percentage of prepaid and processing revenues to present the overall portion of our revenues from the sale of our prepaid products and services that we share with our retail distribution partners and business clients. The substantial majority of this expense is distribution partner commissions which are based on a percentage of the gross content provider commissions and consumer purchase fees. These percentages are individually negotiated with our retail distribution partners and are independent of the commission rates negotiated between us and our content providers. Partner distribution expense percentage is affected by changes in the proportion of sales i) among our various products (as we share significantly lower amounts of revenues included in Program and other fees generated by our open loop gift, open loop incentive and financial services products), ii) among our various regions (as commission share percentages differ from region to region, particularly those with sub-distributor relationships) and iii) among retail distribution partners (as the commission share percentage is individually negotiated with each retail distribution partner).

Selling Stores—Represents the approximate number of retail store locations selling one or more of our cards during the latest fiscal quarter within the period.
Adjusted Operating Revenues—We regard Adjusted operating revenues as a useful measure of operational and financial performance of the business. Adjusted operating revenues are prepared and presented to offset the distribution commissions paid and other compensation to our distribution partners and business clients, to remove marketing revenues and other pass-through revenues which have offsetting expenses and to remove the impact of the step down in basis of deferred revenue from its book value to its fair value in purchase accounting. Our Adjusted operating revenues may not be comparable to similarly titled measures of other organizations because other organizations may not calculate these measures in the same manner as we do. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.
We believe Adjusted operating revenues is useful to evaluate our operating performance for the following reasons:

•	adjusting our operating revenues for distribution commissions paid and other compensation to our retail distribution partners and business clients is useful to understanding our operating margin;

•	adjusting our operating revenues for marketing revenue and other pass-through revenues, which has offsetting expense, is useful for understanding our operating margin; and

•
in a business combination, a company records an adjustment to reduce the carrying value of deferred revenue to its fair value and reduces the company’s revenues from what it would have recorded otherwise, and as such we do not believe is indicative of our core operating performance.

Transaction Dollar Volume—Due to the growth of our incentives and international businesses worldwide, we no longer monitor this metric at the reportable segment level. For our incentives and international businesses, transaction dollar volume generally do not correlate with the amount of revenues recognized in the same period. Transaction dollar volume remains a key operating statistic for our U.S. Retail segment as discussed in our Results of Operations.

Results of Operations
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 52-week period ended December 30, 2017, or 2017, the 52-week period ended December 31, 2016, or 2016, and the 52-week period ended January 2, 2016, or 2015.
The following table sets forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our consolidated statements of income for 2017, 2016, and 2015.

	2017	% of Total Operating Revenues	2016	% of Total Operating Revenues	2015	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$1,468,867	65.8%	$1,315,755	69.2%	$1,259,801	70.0%
Program and other fees	477,884	21.4%	336,317	17.7%	268,661	14.9%
Marketing	102,841	4.6%	94,298	5.0%	104,871	5.8%
Product sales	182,014	8.2%	153,408	8.1%	167,745	9.3%
Total operating revenues	2,231,606	100.0%	1,899,778	100.0%	1,801,078	100.0%
OPERATING EXPENSES:
Partner distribution expense	1,040,306	46.7%	933,142	49.1%	874,043	48.5%
Processing and services	448,657	20.1%	355,268	18.7%	304,232	16.9%
Sales and marketing	329,983	14.8%	274,799	14.5%	260,638	14.5%
Costs of products sold	170,493	7.7%	143,267	7.5%	154,625	8.6%
General and administrative	113,621	5.1%	99,428	5.2%	92,172	5.1%
Transition and acquisition	7,797	0.3%	11,465	0.6%	7,639	0.4%
Amortization of acquisition intangibles	62,794	2.8%	57,060	3.0%	27,550	1.5%
Change in fair value of contingent consideration	(14,937)	(0.7)%	2,100	0.1%	(7,567)	(0.4)%
Goodwill impairment	77,500	3.5%	—	—%	—	—%
Total operating expenses	2,236,214	100.2%	1,876,529	98.8%	1,713,332	95.1%
OPERATING INCOME (LOSS)	(4,608)	(0.2)%	23,249	1.2%	87,746	4.9%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(390)	—%	(449)	—%	(1,970)	(0.1)%
Interest expense	(32,092)	(1.5)%	(21,864)	(1.2)%	(13,171)	(0.7)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(37,090)	(1.7)%	936	—%	72,605	4.1%
INCOME TAX EXPENSE (BENEFIT)	117,800	5.2%	(4,102)	(0.2)%	26,796	1.5%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(154,890)	(6.9)%	5,038	0.3%	45,809	2.6%
Loss (income) attributable to non-controlling interests, net of tax	(878)	(0.1)%	(380)	—%	(200)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(155,768)	(7.0)%	$4,658	0.2%	$45,609	2.5%
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

•	International - our retail and incentives businesses outside of the U.S., except for our Achievers business in Canada, which is reported in the Incentives & Rewards segment.

Further information regarding our reportable segments can be found in Note 12—Segment Reporting.

Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following table sets forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for 2017, 2016 and 2015.

	2017	2016	2015	Change 2017 - 2016		Change 2016 - 2015
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$1,468,867	$1,315,755	$1,259,801	$153,112	11.6%	$55,954	4.4%
Program and other fees	477,884	336,317	268,661	141,567	42.1%	67,656	25.2%
Marketing	102,841	94,298	104,871	8,543	9.1%	(10,573)	(10.1)%
Product sales	182,014	153,408	167,745	28,606	18.6%	(14,337)	(8.5)%
Total operating revenues	2,231,606	1,899,778	1,801,078	331,828	17.5%	98,700	5.5%
Partner distribution expense	1,040,306	933,142	874,043	107,164	11.5%	59,099	6.8%
Operating revenues, net of Partner distribution expense	$1,191,300	$966,636	$927,035	$224,664	23.2%	$39,601	4.3%
In the first quarter of 2016, we adopted Accounting Standards Update (“ASU”) 2016-04 Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards, which provides guidance for the derecognition of liabilities and recognition of breakage revenue which we report in Program and other fees. (See Note 1— Recently Adopted or Issued Accounting Pronouncements in the notes to our consolidated financial statements).

U.S. Retail
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our U.S. Retail segment for 2017, 2016 and 2015.

	2017	2016	2015	Change 2017 - 2016		Change 2016 - 2015
	(in thousands, except percentages)
Total operating revenues	$1,233,861	$1,125,757	$1,165,828	$108,104	9.6%	$(40,071)	(3.4)%
Partner distribution expense	665,088	595,893	577,661	69,195	11.6%	18,232	3.2%
Operating revenues, net of Partner distribution expense	$568,773	$529,864	$588,167	$38,909	7.3%	$(58,303)	(9.9)%
Transaction dollar volume (1)	$11,924,091	$10,566,424	$11,246,903	$1,357,667	12.8%	$(680,479)	(6.1)%
Prepaid and processing revenues	$1,102,616	$977,011	$979,106	$125,605	12.9%	$(2,095)	(0.2)%
Prepaid and processing revenues as a percentage of transaction dollar volume (2)	9.2%	9.2%	8.7%	—%	—%	0.5%	5.7%
Partner distribution expense as a percentage of prepaid and processing revenues	60.3%	61.0%	59.0%	(0.7)%	(1.1)%	2.0%	3.4%

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
2017 compared to 2016
Our Operating revenues, net of Partner distribution expense increased due to an increase in our Transaction dollar volume and a decrease in Partner distribution expense as a percentage of prepaid and processing revenue, while our Prepaid and processing revenue as a percentage of Transaction dollar volume remained constant.

•
Transaction dollar volume—On October 1, 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who do not accept EMV chip technology transactions. During 2016, our non-EMV compliant distribution partners placed restrictions on the sale of open loop gift cards and some closed loop gift cards until they completed their EMV implementation. By the end of 2016, most of our distribution partners were EMV compliant and had lifted those restrictions. In 2017, the negative impact of restricted sales has gradually decreased which is reflected in higher transaction dollar volume for the year. Additionally, the increase in transaction dollar volume was also primarily driven by higher sales for our closed gift and open loop products, online distribution channels, as well as our acquisition of CashStar in the third quarter of 2017. These increases were partially offset by the discontinuation of certain low-margin financial services programs, including certain co-branded GPR products in 2016.

•
Prepaid and processing revenues as a percentage of Transaction dollar volume—Remained constant primarily due to increased sales of higher-margin products and the discontinuation of certain low-margin financial services programs, offset by a lower prepaid and processing revenue rate for open loop gift products, which resulted from a shift in mix from lower denomination cards to higher denomination cards due to the reduction of the impact from EMV restrictions. Prepaid and processing revenues as a percentage of transaction dollar volume was also impacted by a lower program management fee rate that will continue to decrease as a result of a contract amendment with MetaBank, our primary issuing bank, based on changing redemption patterns for open loop products.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased due to higher sales of open loop gift products sold (as we share a smaller portion of our total revenues with our retail distribution partners for our program-managed Visa gift products) as well as an increase in sales through our online distribution channels where we do not incur partner distribution expense. This decrease was partially offset by higher partner distribution expense as a percentage of prepaid and processing revenue on sales of our closed loop gift products. The Company has recently experienced increasing competitive pressures in some U.S. retail markets which are expected to result in higher partner distribution expense as a percentage of prepaid and processing revenue.

Our Operating revenues, net of Partner distribution expense were impacted by a decrease of $26.0 million in sales from Cardpool primarily due to the reduced productivity and number of retail kiosks for acquisition of its inventory, partially offset by a $4.9 million increase in sales of other products.

2016 compared to 2015
Our Operating revenues, net of Partner distribution expense decreased due to a decrease in our Transaction dollar volume and an increase in Partner distribution expense as a percentage of prepaid and processing revenue, partially offset by an increase in Prepaid and processing revenue as a percentage of transaction dollar volume.

•
Transaction dollar volume—On October 1, 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who do not accept EMV chip technology transactions. As a result, in 2016 some of our non-EMV compliant retail distribution partners had taken restrictive measures around the sale of gift cards, in particular higher denomination open loop gift cards and some closed loop gift cards. These measures included establishing lower limits on credit card purchases of gift cards and removing higher denomination products from displays in impacted markets to mitigate their liability for fraudulent credit card activity in their stores, which decreased our transaction dollar volume during 2016. By the end of 2016, most of our distribution partners were EMV compliant and had lifted many of the EMV related restrictions. Additionally, we discontinued certain low-margin financial services programs, including certain co-branded GPR products, which also decreased transaction dollar volume. These decreases were partially offset by higher sales of other prepaid products through our retail distribution partner network as well as an increase in sales through our online distribution channels, partially as a result of our acquisitions of GiftCards and NimbleCommerce in the first quarter of 2016.

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

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased due to an increase in the proportion of sales through retail distribution partners with higher commission share rates, partially offset by a decrease in the proportion of open loop gift products sold (as we share a smaller portion of our total revenues with our retail distribution partners for our program-managed Visa gift products.) These impacts were partially offset by an increase in sales through our online distribution channels where we do not incur such distribution expense for sales through our proprietary websites.

Our Operating revenues, net of Partner distribution expense were impacted by a decrease of $30.3 million in sales from Cardpool primarily due to the reduced productivity and number of retail kiosks for acquisition of its inventory, and a $8.9 million decrease in sales of other products.

In 2016, we entered into an agreement to sell our U.S. GPR business under the PayPower brand. This agreement resulted in a total sales price of $4.0 million and reimbursement of $6.0 million in related transition and service fees of that offset costs related to exiting the business. The sale did not have a significant impact on our ongoing operating revenues or operations.
Incentives & Rewards
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives and Rewards segment for 2017, 2016 and 2015.

	2017	2016	2015	Change 2017 - 2016		Change 2016 - 2015
	(in thousands, except percentages)
Total operating revenues	$338,311	$280,217	$197,060	$58,094	20.7%	$83,157	42.2%
Partner distribution expense	22,793	20,419	16,591	2,374	11.6%	3,828	23.1%
Operating revenues, net of Partner distribution expense	$315,518	$259,798	$180,469	$55,720	21.4%	$79,329	44.0%
Prepaid and processing revenues	$240,428	$229,303	$174,681	$11,125	4.9%	$54,622	31.3%
Partner distribution expense as a percentage of prepaid and processing revenues	9.5%	8.9%	9.5%	0.6%	6.7%	(0.6)%	(6.3)%

2017 compared to 2016

•
Prepaid and processing revenues—Prepaid and processing revenues increased $12.6 million in 2017, primarily due to an increase in 2017 of $9.2 million in our rebate and incentives business and an increase of $7.7 million in our employee engagement business. These increases were partially offset by a one-time benefit of $4.3 million in 2016 as a result of a contractual amendment with one of our issuing banks that did not repeat in 2017.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased primarily due to the one-time benefit of $4.3 million recognized in Program and other fees, in 2016, as a result of a contractual agreement with one of our issuing banks that did not repeat in 2017.

Operating revenues, net of Partner distribution expense also increased due to a $47.3 million increase in product sales driven by the growth in our employee engagement business and loyalty programs.
2016 compared to 2015

•
Prepaid and processing revenues—In the first quarter of 2016, we entered into a contractual amendment with one of our issuing banks to settle our right to receive future fees for cards issued under a legacy contract between the bank and one of our acquired entities. This amendment resulted in a one-time benefit of $4.3 million which we recognized in Program and other fees. Excluding this benefit, our prepaid and processing revenues increased $50.3 million in 2016 driven by overall growth in all areas including $24.7 million in our e-commerce business as well as $21.8 million in our employee engagement business and $1.8 million in our rebate and incentives business, partially offset by a decrease of $2.3 million in our loyalty program.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Decreased primarily due to a one-time benefit of $4.3 million in 2016 as a result of a contractual amendment with one of our issuing banks;

Our Operating revenues, net of Partner distribution expense also increased due to a $26.2 million increase in Product sales, primarily resulting from redemption activity related to our employee engagement business.

International
The following table sets forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International segment for 2017, 2016 and 2015.

	2017	2016	2015	Change 2017 - 2016		Change 2016 - 2015
	(in thousands, except percentages)
Total operating revenues	$659,434	$493,804	$438,190	$165,630	33.5%	$55,614	12.7%
Partner distribution expense	352,425	316,830	279,791	35,595	11.2%	37,039	13.2%
Operating revenues, net of Partner distribution expense	$307,009	$176,974	$158,399	$130,035	73.5%	$18,575	11.7%
Prepaid and processing revenues	$603,707	$445,758	$374,675	$157,949	35.4%	$71,083	19.0%
Partner distribution expense as a percentage of prepaid and processing revenues	58.4%	71.1%	74.7%	(12.7)%	(17.9)%	(3.6)%	(4.8)%
2017 compared to 2016

•
Prepaid and processing revenues—Our acquisition of Grass Roots in the fourth quarter of 2016 accounted for an increase in 2017 of $96.5 million, of which $47.6 million related to the Meetings & Events business (“M&E”) (see Note 2—Business Acquisitions and Divestiture). Prepaid and processing revenues also increased $61.4 million due to increased sales volume in all regions, but mostly in Germany, South Korea, Australia and Mexico.

•
Partner distribution expense as a percentage of prepaid and processing revenue—Decreased mainly due to our acquisition of Grass Roots, which incurs minimal partner distribution expense. Excluding Grass Roots, our partner distribution expense as a percentage of prepaid and processing revenues decreased from 75.1% to 72.8%, primarily due to a decrease in proportion of sales through our sub-distributor relationships in Japan (for which we share a higher portion of commission but for which we incur minimal other operating expenses).

Our Operating revenues, net of Partner distribution expense were also impacted by an increase in marketing revenue of $5.4 million (with offsetting expense in Sales and marketing) and an increase of $2.3 million in Product sales.
2016 compared to 2015

•
Prepaid and processing revenues—Our acquisition of Grass Roots in the fourth quarter of 2016 accounted for an increase of $24.2 million in prepaid and processing revenues in 2016. Prepaid and processing revenues also increased $46.9 million due to increased sales volume in the European and Asian regions, primarily Germany and Japan, slightly offset by lower sales volume in the Americas, particularly Mexico.

•
Partner distribution expense as a percentage of prepaid and processing revenues—The adoption of ASU 2016-04 decreased the partner distribution expense rate for 2016, since certain cards for which we record breakage revenue are higher margin products. Excluding this benefit of $6.7 million, the Partner distribution expense as a percentage of Prepaid and processing revenues decreased to 72.2% due to increased sales in the Netherlands and Germany where we have lower commission sharing arrangements, partially offset by increased sales in Japan where we have higher commission share rates with our sub-distributors.

The increase in our Operating revenues, net of Partner distribution expense was partially offset by a $11.8 million decrease in marketing revenues (with offsetting expense decrease in Sales and marketing).
In 2016, we entered into an agreement to sell our foreign GPR business under the PayPower brand. This agreement resulted in a total sales price of $0.7 million and related transition and service fees of $3.0 million that offset costs related to exiting the business. The sale did not have a significant impact on our ongoing operating revenues or operations.

Operating Expenses
The following table sets forth our consolidated operating expenses for 2017, 2016 and 2015.

	2017	2016	2015	Change 2017-2016		Change 2016-2015
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	$1,040,306	$933,142	$874,043	$107,164	11.5%	$59,099	6.8%
Processing and services	448,657	355,268	304,232	93,389	26.3%	51,036	16.8%
Sales and marketing	329,983	274,799	260,638	55,184	20.1%	14,161	5.4%
Costs of products sold	170,493	143,267	154,625	27,226	19.0%	(11,358)	(7.3)%
General and administrative	113,621	99,428	92,172	14,193	14.3%	7,256	7.9%
Transition and acquisition	7,797	11,465	7,639	(3,668)	(32.0)%	3,826	50.1%
Amortization of acquisition intangibles	62,794	57,060	27,550	5,734	10.0%	29,510	107.1%
Change in fair value of contingent consideration	(14,937)	2,100	(7,567)	(17,037)	(811.3)%	9,667	(127.8)%
Goodwill impairment	77,500	—	—	77,500	N/A	—	N/A
Total operating expenses	$2,236,214	$1,876,529	$1,713,332	$359,685	19.2%	$163,197	9.5%
Partner distribution expense—Please see our previous discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
2017 compared to 2016
Processing and services expenses increased 26.3% primarily due to a 17.8% increase in Prepaid and processing revenues. Our acquisition of Grass Roots in the fourth quarter of 2016, impacted Processing and services expenses by $56.8 million of which $35.6 million related to the M&E business (see Note 2—Business Acquisitions and Divestiture). Processing and services expense as a percentage of Prepaid and processing revenues increased from 21.7% to 23.0% primarily due to the impact of the M&E business. Excluding M&E, Processing and services expense as a percentage of Prepaid and processing revenues remained relatively stable at 21.6% in 2017 as compared to 21.4% in 2016. Excluding Grass Roots, Processing and services expenses increased by $36.6 million primarily due to an increase of $13.6 million in technology and infrastructure expenses, including depreciation of capitalized software and other equipment; a $10.9 million increase for merchant services, processing and other costs; a $8.6 million increase for technology and operations personnel including employee and contractor compensation, benefits and travel related costs; and a $3.5 million increase for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift and open loop incentive cards.
2016 compared to 2015
Processing and services expenses increased 16.8% primarily due to a 8.1% increase in Prepaid and processing revenues, or 7.2%, when excluding the revenue benefits from a contract amendment and breakage recognized for the adoption of ASU 2016-04. Excluding such benefits, Processing and services expenses as a percentage of Prepaid and processing revenues increased from 19.9% to 21.7%, primarily due to increases in employee compensation and depreciation and amortization expenses as a result of continued growth along with short-term negative impacts on revenues due to restrictive actions taken by our non-EMV compliant retail distribution partners. The $51.0 million increase in Processing and services expenses includes $13.6 million increase in costs for our technology infrastructure, including depreciation of capitalized software, activation, transaction processing and other equipment costs; $20.0 million increase in technology and operations personnel costs mainly due to our acquisitions; $5.8 million in merchant services and $6.9 million net increase in other costs primarily driven from current year acquisitions and $6.1 million for our card program management services, including card production, redemption transaction processing and customer care primarily for our Visa gift and open loop incentive cards, partially offset by the reduction of $1.4 million in expense from transition services.

Sales and Marketing
2017 compared to 2016
Sales and marketing expenses increased by $55.2 million, of which Grass Roots contributed $19.2 million including $6.6 million related to the M&E business (see Note 2—Business Acquisitions and Divestiture). Excluding Grass Roots, Sales and marketing expense increased $36.0 million, primarily due to a $22.0 million increase in program marketing and development expense including our Visa 5% cash back program, which is in line with increased marketing revenues. Sales and marketing expenses also reflect an increase of $11.0 million in personnel costs and $3.0 million in other costs.
2016 compared to 2015
The increase in Sales and marketing expenses of $14.2 million in 2016 is primarily due to a $9.6 million increase of personnel costs, mainly from our acquisition of Grass Roots in the fourth quarter of 2016 and our acquisition of Achievers in the third quarter of 2015. Program marketing and development expenses increased by $1.8 million, mainly due to enhancement and expansion of our distribution network, partially offset by lower marketing expense, which is in line with decreased marketing revenues especially in our International segment. Sales and marketing expenses also reflect increases in other costs of $5.8 million, partially offset by the reduction in expense from transition services in the amount of $3.0 million.
Costs of Products Sold
2017 compared to 2016
Costs of products sold increased $27.2 million in 2017 due to a $41.7 million increase in costs related to our employee engagement and loyalty businesses along with a $3.7 million increase in other costs, which is consistent with the increase in product sales. The increase in costs was partially offset by a $18.2 million decrease in Cardpool costs, which is consistent with the decrease in Cardpool revenue. Gross margin on product sales decreased to 6.1% in 2017 compared to 6.6% in 2016 driven by a decrease in the gross margin for Cardpool.
2016 compared to 2015
Costs of products sold decreased $11.4 million in 2016 due to a $26.4 million decrease in Cardpool costs, which is consistent with the decrease in Cardpool revenue, along with a $8.9 million decrease in other costs partially offset by a $23.9 million increase in costs related to our employee engagement business. Gross margin on product sales decreased to 6.6% in 2016 compared to 7.8% in 2015 primarily due to a decrease in the gross margin for Cardpool.
General and Administrative
2017 compared to 2016
General and administrative expenses increased $14.2 million in 2017, of which Grass Roots contributed $5.2 million including $2.2 million related to the M&E business (see Note 2—Business Acquisitions and Divestiture). Excluding Grass Roots, General and administrative expenses increased $9.0 million primarily due to a $6.9 million increase in personnel costs, including employee compensation, benefits and travel related costs, and a $2.1 million increase in rent and other net costs.
2016 compared to 2015
General and administrative expenses increased $7.3 million in 2016 primarily due to a $5.7 million increase in personnel costs, including employee compensation, benefits and travel related costs and an increase of $4.9 million in rent expense, reflecting a new lease agreement for our corporate offices, along with higher costs from recent acquisitions. These expenses were partially offset by a decrease of $1.7 million from transition services and the gain on sale of our U.S. GPR business under the PayPower brand, net of related write-offs of GPR technology assets and $1.6 million decrease in other net costs.
Transition and Acquisition
Transition and acquisition expenses include legal, tax, audit and valuation professional services related to acquisitions, post-acquisition integration costs related to severance, technology, and exit and disposal activities and certain employment compensation payments that we recognize in our post-combination financial statements. In 2017, we incurred such expenses mainly related to     platform integration costs, our acquisition of CashStar, the sale of the M&E business (see Note 2—Business Acquisitions and Divestiture) and other acquisitions. In 2016, we incurred such expenses related to our acquisitions of GiftCards, NimbleCommerce, Extrameasures, Spafinder, Samba and Grass Roots, and a $5.5 million impairment charge on a previously acquired asset as a result of our platform integration efforts.

Amortization of Acquisition Intangibles
Amortization expense has increased each year due to our continuing acquisition activity, including Achievers and Didix in 2015; GiftCards, NimbleCommerce, Extrameasures, Spafinder, Samba and Grass Roots in 2016; and CashStar and other acquisitions in 2017.
Change in Fair Value of Contingent Consideration
The changes in fair value of contingent consideration in 2017 and 2016 mainly relate to Extrameasures which we acquired in 2016. The change in the fair value of contingent consideration in 2015 was related to the acquisition of CardLab in 2014. Changes to contingent liabilities result from changes in expectations related to the meeting of financial targets.
Goodwill Impairment
We recorded $77.5 million of goodwill impairment charges during 2017. See Note 7—Goodwill and Other Intangible Assets included in Item 8, Financial Statement Supplementary Data for additional information on these charges.
Other Income (Expense) and Income Tax Expense
The following table sets forth our consolidated other income (expense), and income tax expense and effective tax rates in 2017, 2016 and 2015.

	2017	2016	2015	Change 2017-2016		Change 2016-2015
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$(390)	$(449)	$(1,970)	$59	(13.1)%	$1,521	(77.2)%
Interest expense	(32,092)	(21,864)	(13,171)	(10,228)	46.8%	(8,693)	66.0%
Total other income (expense)	$(32,482)	$(22,313)	$(15,141)	$(10,169)	45.6%	$(7,172)	47.4%
INCOME TAX EXPENSE (BENEFIT)	$117,800	$(4,102)	$26,796	$121,902	(2,971.8)%	$(30,898)	(115.3)%
EFFECTIVE TAX RATE	(317.6)%	(438.3)%	36.9%	120.7%		(475.2)%
Other Income (Expense)
Other income (expense) consists of Interest income and other income (expense), net and Interest expense. Interest income and other income (expense), net includes interest income earned primarily on short-term cash investments, gains and losses related to foreign currency and hedge transactions and equity-method investments, and other non-operating gains and losses. Interest income has fluctuated with the amount and duration of the short-term cash investments and changes in interest and commercial paper rates. Interest expense includes interest charged under our Credit Agreement and Convertible Notes, the amortization of deferred financing costs and the discount on our term loan and Convertible Notes (see Note 4—Financing in the notes to our consolidated financial statements).
2017 compared to 2016
Interest income and other income (expense), net remained flat at a loss of $0.4 million for both 2017 and 2016. Foreign currency transaction generated gains of $1.7 million in 2017 primarily on intercompany accounts, and interest received generated an additional gain of $0.9 million. These gains were partially offset by a loss of $2.2 million in an unconsolidated subsidiary and other gains. During the fourth quarter of 2017, the Company completed the sale of the M&E business for £29.6 million in cash, or $40.0 million. As a result, we recorded a pre-tax loss of $0.8 million.  See Note 2 —Business Acquisitions and Divestiture for additional information on the sale of the M&E business. The loss in 2016 was primarily due to losses of $1.6 million as a result of a foreign currency hedge loss of $3.3 million offset by a $1.9 million from the gain on the sale of our member interest in Visa Europe.
Interest expense in 2017 totaled $32.1 million, including $7.5 million for our convertible debt, $10.8 million for our credit facility and $13.8 million for amortization of deferred financing costs. Interest expense in 2016 totaled $21.9 million, including $12.4 million for our credit facility, $3.2 million for convertible debt and $6.3 million for amortization of deferred financing costs.

2016 compared to 2015
Interest income and other income (expense), net totaled a loss of $0.4 million in 2016 primarily due to the foreign currency hedge loss of $3.3 million related to an acquisition in 2016 and other foreign currency losses of $0.2 million. These losses were partially offset by a $1.9 million gain on the sale of our member interest in Visa Europe, a gain of $1.2 million related to income in an unconsolidated subsidiary and interest income. Interest income and other income (expense), net totaled a loss of $2.0 million in 2015, primarily due to foreign currency loss on our intercompany accounts.
Interest expense in 2016 totaled $21.9 million, including for $12.4 million for our credit facility, $3.2 million for convertible debt and $6.3 million for amortization of deferred financing costs. Interest expense in 2015 totaled $13.2 million, including $12.0 million for our credit facility and $1.2 million for amortization of deferred financing costs.
Income Tax Expense (Benefit)
Recent Tax Legislation
On December 22, 2017, the Tax Reform Act was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate tax rate from 35% to 21% effective for our fiscal year ending December 29, 2018, while also implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded an estimated income tax expense of $125.1 million due to a remeasurement of deferred tax assets and liabilities and $1.1 million due to the transition tax on deemed repatriation of deferred foreign income in 2017.
We recognized the income tax effects of the Tax Reform Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Reform Act was signed into law. The guidance addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. As such, the financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. Pursuant to the SAB 118, we are allowed a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.
The provisional income tax expense is subject to revisions as we complete our analysis of the Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the Tax Reform Act will be completed during the measurement period.
2017 compared to 2016
Our effective rate for 2017 was higher primarily due to the effects of revaluing of U.S. federal and state deferred income taxes in accordance with the reduced U.S. federal corporate income tax rate as codified by the Tax Reform Act and nondeductible goodwill impairment. The increase was partially offset by a discrete tax benefit related to a state related uncertain tax position.
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

The following tables set forth unaudited consolidated statements of operations data for our four fiscal quarters of 2017 and 2016. We prepared our consolidated statements of operations for each of these quarters on the same basis as our audited consolidated financial statements. In the opinion of our management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Q4 ‘17	Q3 ‘17	Q2 ‘17	Q1 ‘17	Q4 ‘16	Q3 ‘16	Q2 ‘16	Q1 ‘16
	(in thousands)
OPERATING REVENUES:
Commissions and fees	$661,291	$269,737	$282,633	$255,206	$565,062	$248,138	$262,931	$239,624
Program and other fees	173,468	95,592	107,914	100,910	128,599	64,857	67,419	75,442
Marketing	49,387	14,348	24,825	14,281	42,200	17,943	20,696	13,459
Product sales	57,819	39,582	47,774	36,839	44,689	30,622	40,160	37,937
Total operating revenues	941,965	419,259	463,146	407,236	780,550	361,560	391,206	366,462
OPERATING EXPENSES:
Partner distribution expense	462,672	196,633	201,525	179,476	391,393	178,363	191,231	172,155
Processing and services	144,828	93,877	107,680	102,272	128,634	75,818	76,875	73,941
Sales and marketing	130,765	58,711	77,722	62,785	108,623	52,327	60,511	53,338
Costs of products sold	52,611	37,148	44,541	36,193	40,104	29,122	38,309	35,732
General and administrative	34,911	24,122	25,563	29,025	31,601	21,773	22,557	23,497
Transition and acquisition	5,776	665	905	451	7,305	2,574	641	945
Amortization of acquisition intangibles	22,217	13,904	13,648	13,025	21,527	10,376	15,259	9,898
Change in fair value of contingent consideration	(9,840)	(2,100)	(4,037)	1,040	—	1,300	800	—
Goodwill impairment	68,500	9,000	—	—	—	—	—	—
Total operating expenses	912,440	431,960	467,547	424,267	729,187	371,653	406,183	369,506
OPERATING INCOME (LOSS)	29,525	(12,701)	(4,401)	(17,031)	51,363	(10,093)	(14,977)	(3,044)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(2,524)	631	667	836	(3,707)	2,360	486	412
Interest expense	(10,724)	(7,374)	(7,051)	(6,943)	(7,996)	(5,684)	(4,118)	(4,066)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	16,277	(19,444)	(10,785)	(23,138)	39,660	(13,417)	(18,609)	(6,698)
INCOME TAX EXPENSE (BENEFIT)	144,024	(11,858)	(4,591)	(9,775)	14,782	(8,357)	(7,290)	(3,237)
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(127,747)	(7,586)	(6,194)	(13,363)	24,878	(5,060)	(11,319)	(3,461)
Loss (income) attributable to non-controlling interests, net of tax	(418)	(180)	(157)	(123)	(228)	(42)	(18)	(92)
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK, INC.	$(128,165)	$(7,766)	$(6,351)	$(13,486)	$24,650	$(5,102)	$(11,337)	$(3,553)

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

Liquidity and Capital Resources
A significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. The timing of December holiday sales, cash inflows from our retail distribution partners and cash outflows to our content providers results in significant but temporary increases in our Cash and cash equivalents, Settlement receivables and Settlement payables balances at the end of each fiscal year relative to normal daily balances. As a result, the year-over-year comparison of cash generated by operating activities and total changes in cash can vary significantly. Pursuant to our cash and credit risk management strategy, we invest our excess cash balances in short-term, highly liquid investments that we present as Cash and cash equivalents. During 2017, our average period-end balances of Cash and cash equivalents, excluding our year-end balances, was $309.0 million.
The following table sets forth the major sources and uses of cash for the last three fiscal years.

	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$345,501	$185,231	$204,680
Net cash used in investing activities	(289,098)	(289,761)	(172,383)
Net cash provided by (used in) financing activities	15,499	204,121	(18,815)
Effect of exchange rates on cash	16,168	(6,042)	(10,521)
Net increase in cash and cash equivalents	$88,070	$93,549	$2,961
Cash Flows from Operating Activities
2017 compared to 2016
Our source of cash during 2017 primarily reflects the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits which are significantly impacted by the portion of gift card sales that occur in late December. Excluding the impact of these settlement related items, net cash provided by operating activities increased by $148.3 million. This increase in cash primarily reflects:

•
pre-tax income, adjusted for noncash reconciling items (excluding deferred income taxes), increased $34.4 million, or 17.5%, to $230.9 million from $196.5 million in 2016, reflecting higher operating revenues;

•
Year-over-year cash provided from non-settlement related operating assets and liabilities increased by $119.8 million, from $65.0 million in cash provided by operating activities in 2017 compared to a use of cash of $54.8 million in 2016, reflecting a decrease in accounts receivable from collections in 2017 and higher cash flows from deferred revenue.

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

•
pre-tax income, adjusted for noncash reconciling items (excluding deferred income taxes), decreased $8.8 million, or 4.3%, to $196.5 million from $205.3 million in 2015, reflecting higher operating expenses relative to our increase in operating revenues due primarily to the impact on revenue due to restrictive actions taken by non-EMV compliant retail distribution partners;

•
Year-over-year use of cash in non-settlement related operating assets and liabilities reduced from $66.6 million in 2015 to $54.8 million in 2016, reflecting a lower increase in accounts receivable and higher cash flows from deferred revenue.

Cash Flows from Investing Activities
Our cash flows from investing activities are mainly for our business acquisitions, capital expenditures and other investments as we grow our business. The net cash used in investing activities primarily included $169.0 million, $220.6 million and $115.5 million for our business acquisitions (see Note 2—Business Acquisitions and Divestiture) in 2017, 2016 and 2015, respectively, and $64.6 million, $52.3 million and $52.7 million for expenditures for property, equipment and technology, in 2017, 2016 and 2015, respectively. We also paid $6.2 million, $10.5 million and $5.9 million in 2017, 2016 and 2015, respectively, for our investments in unconsolidated entities (see Note 3—Investment in Unconsolidated Entities). During 2017, restricted cash increased by $59.8 million primarily resulting from cash transfers made under a deposit account control agreement. During the fourth quarter of 2017, we completed the sale of our M&E business, resulting in $13.8 million of net proceeds (see Note 2 —Business Acquisitions and Divestiture for additional information on the sale of the M&E business).
Cash Flows from Financing Activities
The net cash provided by financing activities during 2017 totaled $15.5 million, primarily driven by two draw-downs of our term loan during the year totaling $75.0 million, offset by term loan repayments of $10.0 million and additional uses of cash from financing activities including our common stock repurchases of $40.0 million, $8.6 million repayment of debt assumed in business acquisitions and a $5.5 million payment of contingent consideration related to the Extrameasures acquisition, partially offset by net proceeds of 6.2 million from employee stock-related activities.
The net cash provided by financing activities during 2016 totaled $204.1 million. In January 2016, we exercised our option to draw down an additional $100 million under our term loan, which we used to finance our acquisition of GiftCards. In March 2016, we made term loan repayments of $37.5 million. In July 2016, we entered into our Amended and Restated Credit Agreement (the “Credit Agreement”), as described below in Sources of Liquidity. We repaid all amounts outstanding under our revolving line of credit and $276 million of our term loan. Additionally, as described below in Sources of Liquidity, we issued $500 million aggregate principal amount of 1.50% Convertible Senior Notes, purchased call options for our own common stock to hedge the Notes for $75.8 million, sold call options for our own common stock for $47.0 million and repurchased 996,000 shares of our common stock for $34.8 million. Collectively, these activities, net of debt issuance costs, provided us with $206.1 million during the current year, which we used to fund our acquisitions in the fourth quarter. Additional cash flows from financing activities include repayments of $9.0 million for debt assumed from business acquisitions and net proceeds of $8.0 million from employee stock-related activities.
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
Settlement activity
We generally collect funds from our distribution partners for gift cards sold prior to remitting such funds to our content providers and receive funding from our business clients prior to the issuance of incentive and reward products. Accordingly, we benefit from the float that this timing provides us and we may use this float, in conjunction with our Cash flows from operating activities and our revolving credit facility, to meet our short-term liquidity needs. In some cases, we may agree to maintain restricted cash balances to support our settlement liabilities.

Tax related cash flows
Safeway Merger and Section 336(e) Election
On January 30, 2015, Safeway announced that it had been acquired by AB Acquisition LLC (the “Safeway Merger”). As a result of the Safeway Merger, our Spin-Off is taxable to Safeway and Safeway’s stockholders. Under our second Amended and Restated Tax Sharing Agreement with Safeway (the “SARTSA”), any corporate-level income tax incurred as a result of the Spin-Off is borne by Safeway, except that, pursuant to a separate letter agreement entered into by Safeway and us in August 2014, we will bear any incremental taxes that result from certain elections requested by us with respect to certain of our subsidiaries in connection with the Spin-Off. We are not able to quantify the amount of such incremental taxes at this time, but we believe any amounts due will be immaterial to our consolidated financial statements.
The SARTSA provided that, since the Spin-Off is taxable, we and Safeway made an election that resulted in a step-up in the tax basis of our assets (the Section 336(e) Election) that will be amortized as a tax deduction. The total tax deduction results in approximately $18 million (reflective of newly enacted U.S. federal corporate income tax rate) in cash tax savings per year for us, assuming a 15-year recovery period and our U.S. statutory rate. Additionally, pursuant to the SARTSA, amounts outstanding for our Notes payable to Safeway, adjusted for anticipated state tax refunds, were contributed to equity.
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
Cash Tax Benefits from Acquisitions
Our stock acquisitions of CashStar in 2017, NimbleCommerce and Samba’s U.S. subsidiary in 2016, Achievers in 2015, and Parago, CardLab and Incentec in 2014 resulted in our ability to utilize their net operating loss carryforwards (“NOL’s”) to reduce our U.S. income taxes payable. Our stock acquisition of Grassroots, Samba’s foreign subsidiaries, and Spafinder’s foreign subsidiary in 2016, Achievers in 2015, as well as our stock acquisition of Retailo in 2013, resulted in our ability to utilize their NOL to reduce our foreign income taxes payable. Reduction to income taxes payable related to utilization of NOLs totaled $16.5 million, $5.0 million, and $12.0 million in 2017, 2016 and 2015, respectively.
Our asset acquisitions in 2017, GiftCards, Extrameasures, and Spafinder in 2016 and InteliSpend in 2013 (subsequently included in Section 336(e) Election tax basis) resulted in our ability to deduct their goodwill and identifiable intangible technology and intangible assets to reduce our U.S income taxes payable. In addition, our stock acquisitions of NimbleCommerce in 2016 and Parago in 2014 included carryover tax basis for goodwill and intangible assets resulting in our ability to deduct a portion of their goodwill and identifiable intangible technology and intangible assets. Our asset acquisition of Samba in 2016 resulted in our ability to deduct their goodwill and identifiable intangible technology and intangible assets to reduce our foreign income taxes payable. Reduction to income taxes payable related to amortization of goodwill and intangible assets totaled $5.6 million, $8.9 million, and $0.5 million in 2017, 2016 and 2015, respectively.
Consistent with our Section 336(e) Election, our ability to realize these benefits depends upon, among other things, our ability to generate adequate taxable income to fully utilize the deductions.
Credit Agreement
During 2014, we entered into our Credit Agreement with a group of banks (the “Original Credit Agreement”), which includes a term loan and a revolving credit facility. On July 27, 2016, in conjunction with the issuance of the Convertible Senior Notes, as described below, we entered into our Amended and Restated Credit Agreement (the “Credit Agreement”). For more information, see Note 4—Financing in the notes to our consolidated financial statements. The Credit Agreement provides for the extension of credit in an aggregate principal amount up to $700 million, consisting of revolving loans up to $400 million (the “Revolving Credit Facility”) and term loans up to $300 million (the “Term Loan Facility”). The Credit Agreement also includes an ability to increase aggregate commitments by up to an incremental $300 million if certain criteria are met and lenders choose to participate. The Credit Agreement extended the term of the Original Credit Agreement to July 2021 and made certain modifications to the financial and other covenants to add operating flexibility, including modification of the leverage covenant and removal of the net worth covenant and the dollar limitation on acquisitions.

Convertible Senior Notes
On July 27, 2016, we issued $500.0 million aggregate principal amount of 1.50% Convertible Senior Notes due in January 2022 (the “Notes”), in a private placement to qualified institutional buyers. The Notes are senior unsecured obligations and rank equally in right of payment with all of our future senior unsecured indebtedness and are junior to our existing and future secured indebtedness. The Notes pay interest in cash semi-annually (January and July) at a rate of 1.50% per annum. Concurrent with the pricing of the Notes, we purchased call options for our own common stock to hedge the Notes (the “Note Hedges”) for an aggregate price of approximately $75.8 million, and sold call options for our own common stock (the “Warrants”) for approximately $47.0 million. We structured the Note Hedges to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. For more information, see Note 4—Financing in the notes to our consolidated financial statements.
At year-end 2017, we had $500.0 million of Notes outstanding, $215.0 million outstanding under our term loan, no amounts outstanding under our revolving credit facility, $122.2 million in outstanding letters of credit under the Credit Agreement and $277.8 million available under our revolving credit facility.
Though we have had no amounts outstanding at most of our fiscal quarter-ends and no amounts outstanding at year-end, we have borrowed under our revolving credit facility during 2017 and 2016 to meet our liquidity needs. Our average amounts outstanding under our revolving line of credit, excluding letters of credit, totaled $60.4 million and $86.3 million in 2017 and 2016, respectively, and the largest amounts outstanding were $262.6 million and $223.3 million in 2017 and 2016, respectively.
Employee Stock-Based Compensation
We receive as proceeds the exercise price of employee options and purchase price of our employee stock purchase program. Such proceeds of stock-based awards and other stock-related activity totaled $6.2 million, $8.0 million and $12.1 million in 2017, 2016 and 2015, respectively. Reduction to income taxes payable related to stock-based awards and other stock-related activity totaled $19.8 million, $14.8 million, and $13.2 million in 2017, 2016 and 2015, respectively.
Uses of Liquidity
Expenditures for Property, Equipment and Technology
As discussed in “Part I, Item 1. Business—Technology,” we made significant investments in our technology resources. Our capitalized expenditures for technology, related hardware and other capital projects totaled $64.6 million, $52.3 million and $52.7 million in 2017, 2016 and 2015, respectively. We expect to maintain capital expenditures at similar levels as we continue to improve our service capabilities and integrate the various platforms from our acquisitions in the incentives industry.

Business Acquisitions and Divestiture
We have made various cash payments related to our business acquisitions over the last three years, which we present either in investing or financing activities depending upon the nature of the payment. Additionally, certain portions of the cash received in the acquisitions were offset by consumer and customer deposit liabilities and settlement liabilities assumed (net of settlement receivables recognized), which we view as temporary and not available for other uses and we assumed a working capital deficit for our acquisition of Achievers. As a result, we view the total investment and impact on our liquidity in these acquisitions as greater than the net cash payments for them, including the offset for the business divestiture in 2017. The table below presents the various cash flows related to our business acquisitions and divestiture from our consolidated statements of cash flows with an adjustment for the consumer and customer deposit and settlement liabilities assumed, net of settlement recognized receivables, to derive the total investment.

	2017	2016	2015

Business acquisitions, net of cash acquired	$(168,995)	$(220,605)	$(115,481)
Business divestiture, net of cash sold	13,779	—	—
Change in restricted cash related to business acquisitions	(744)	(7,691)	1,811
Total investing activities related to business acquisitions	(155,960)	(228,296)	(113,670)
Repayment of debt assumed in business acquisitions	(8,585)	(8,964)	—
Payments for acquisition liability	(5,503)	—	(1,811)
Total financing activities related to business acquisitions	(14,088)	(8,964)	(1,811)
Settlement payables and Consumer and customer deposits assumed, net of settlement receivables	(16,328)	(65,829)	(10,079)
Net working capital acquired/divested (deficit assumed)	6,190	30,121	(35,621)
Total investment in business acquisitions	$(180,186)	$(272,968)	$(161,181)
Stock Repurchase Program
In October 2016, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $100 million of the Company's outstanding common stock over a period of up to two years. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, or as otherwise may be determined by the authorized officers of the Company, in compliance with applicable state and federal securities laws. The stock repurchase program does not obligate the Company to acquire any specific number of shares in any period.
In October 2017, the Company repurchased approximately 1.2 million shares of its common stock in the open market under this repurchase program at an aggregate price, excluding commissions, of $40.0 million, leaving an authorized amount for repurchases of approximately $60.0 million. The average price per share, excluding commissions, was $34.01. The Company will evaluate the timing and volume of future repurchases based on several factors, including market conditions, price, regulatory requirements and capital availability, and may repurchase stock as circumstances warrant prior to the expiration date of the repurchase program.

Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity and represent material expected or contractually committed future obligations. The following table summarizes our contractual obligations with minimum firm commitments as of year-end 2017 (in thousands):

	Payments due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt	$774,852	$26,732	$64,912	$683,208	$—
Distribution partner commitments	255,476	123,922	78,229	53,325	—
Operating leases	101,968	19,829	30,199	24,536	27,404
Contingent consideration	3,886	2,012	1,874	—	—
Other long-term liabilities	8,775	—	8,775	—	—
Total by period	$1,144,957	$172,495	$183,989	$761,069	$27,404
Distribution partner commitments (uncertainty in timing of future payments)	6,232
Total	$1,151,189

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
Off-Balance Sheet Arrangements
None.

Financial Position
The following table presents the balances of our Cash and cash equivalents, Settlement receivables, Settlement payables and Consumer and customer deposits at year-end 2017 and 2016, as well as the end of each of the quarters in 2017, reflecting the seasonality of our business.

	Year-end 2017	Q3 2017	Q2 2017	Q1 2017	Year-end 2016
	(in thousands)
Cash and cash equivalents	$1,096,195	$304,904	$295,071	$214,536	$1,008,125
Settlement receivables	1,038,347	429,494	401,758	319,557	641,691
Settlement payables	(2,074,673)	(646,160)	(622,653)	(547,179)	(1,626,827)
Consumer and customer deposits	(252,822)	(267,642)	(226,727)	(199,822)	(173,344)
Net settlement position	$(192,953)	$(179,404)	$(152,551)	$(212,908)	$(150,355)
At year-end 2017, we have a net settlement deficit of $193.0 million. The significant change between year-end 2016 and the first three quarters of 2017 reflects the seasonality of our fourth quarter sales on our net settlement position. We anticipate a similar fluctuation in these balances in the first quarter of fiscal 2018. We will finance this deficit through our revolving credit facility, cash generated from operations and realization of the Section 336(e) Election and cash tax savings from our acquisitions. We believe that these sources of liquidity will be sufficient to meet our operating needs for the next 12 months, including working capital, capital expenditures, stock repurchases, if any, and debt repayment requirements.

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

In certain card programs where we hold the cardholder funds, where we expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life, provided that a significant reversal of the amount of breakage revenue recognized is not probable and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. In addition, we sponsor business loyalty programs where we are entitled to breakage on unused customer balances. We estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions for each program. In card programs where we do not expect to be entitled to a breakage amount, we recognize breakage revenue when we consider redemption remote or we are legally defeased of the obligation, if applicable.
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
Impact of ASU 2014-09 Revenue from Contracts with Customers (Topic 606)
The new standard related to revenue recognition, ASU 2014-09 Revenue from Contracts with Customers (Topic 606), will impact our consolidated financial statements when we adopt the new guidance in the first quarter of 2018, as required. See Note 1 — The Company and Significant Accounting Policies in the notes to our consolidated financial statement for additional information.
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
The Tax Reform Act reduced the U.S. federal corporate tax rate to 21% effective for our fiscal year ending December 29, 2018. We must remeasure our net deferred tax assets and liabilities using the federal tax rate that will apply when these amounts are expected to reverse. The effect of the re-measurement is reflected entirely in the interim period that includes the enactment date and is allocated directly to income tax expense from continuing operations.
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
If we conclude that it is more likely than not that the fair value is less than its carrying value, we perform a quantitative impairment test of goodwill, in which we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we record an impairment loss equal to that difference.
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
In 2016, we had performed our annual review of goodwill balances for impairment as of September 11, 2016. For the Cardpool reporting unit, we performed both a qualitative and quantitative assessment of goodwill impairment and determined that Cardpool had an elevated risk of goodwill impairment due to its exposure to lowered expectations of sales volume related to the card exchange business and lower operating margins. Based on this assessment, the fair value of the Cardpool reporting unit exceeded its carrying value by $3.4 million, or 6.9%.
Subsequent to the annual goodwill impairment assessment performed in the fourth quarter of 2016, we continued to monitor the actual performance of Cardpool and determined the fair value of Cardpool was not less than its carrying value for the first and second quarter of fiscal 2017. During the third quarter of 2017, we determined that there were indicators present to suggest that it was more likely than not that the fair value of the Cardpool reporting unit was less than its carrying amount. The significant changes for the Cardpool reporting unit, subsequent to the annual goodwill impairment test performed in the fourth quarter of 2016, included a decline in forecasted operating revenues, operating income and cash flows. To test for impairment, we estimated the fair value of the Cardpool reporting unit under the income approach, discounting estimated future cash flows using a weighted-average cost of capital, based on a rate of return available from similar, alternative investments and reflecting the inherent risks associated with the estimated cash flows. To reduce the carrying value to its estimated fair value, we recorded an impairment charge of $9.0 million during the third quarter of 2017, reducing the carrying value of Cardpool goodwill to

$31.5 million. On October 9, 2017, subsequent to the end of the third quarter of 2017, the Board of Directors approved management’s plan to sell the Cardpool gift card exchange business. During the fourth quarter of 2017, Cardpool’s results were less than forecasted, and we performed both a qualitative and quantitative assessment of goodwill impairment. As a result of our sales efforts and assessment, we determined that the carrying value of the net assets of the Cardpool gift card exchange business to be sold was higher than the expected selling price less the costs to sell the business. Accordingly, we recorded an additional impairment charge of $22.5 million in the fourth quarter of 2017, reducing the carrying value of Cardpool goodwill to $9.0 million. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of approximately $0.8 million, which would have resulted in a change to goodwill impairment. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value by $0.2 million, which would have resulted in a change to goodwill impairment.
For reporting units, other than Cardpool, we performed our annual review of goodwill balances for impairment as of September 10, 2017. For the Blackhawk Engagement Solutions U.S. (“BES”) reporting unit, we performed both a qualitative and quantitative assessment of goodwill impairment and determined that BES had an elevated risk of goodwill impairment due to lower expectations of sales volume, operating income and cash flows. At September 10, 2017, the carrying value of the BES reporting unit exceeded its fair value. The fair value was determined using a combination of the income approach, discounting estimated future cash flows using a weighted-average cost of capital, based on a rate of return available from similar, alternative investments and reflecting the inherent risks associated with the estimated cash flows, and the market approach, selecting enterprise value multiples of comparable publicly traded companies to derive a valuation. We believe that the income approach is the more reliable indication of value since it incorporates estimated revenues and earnings for the BES reporting unit that the market approach may not directly incorporate. Therefore, a weighting of 75% was assigned to the income approach and a weighting of 25% was assigned to the market approach. As a result of the valuation, we recorded an impairment charge of $46.0 million in the fourth quarter of 2017, reducing the carrying value of the BES goodwill. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of approximately $12.6 million, which would have resulted in a change to goodwill impairment. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value by $5.3 million, which would have resulted in a change to goodwill impairment. As a result of this impairment charge, the net book value of the BES reporting unit was equal to its estimated fair value as of that date. The fair values of all other reporting units exceeded their carrying values by amounts that did not indicate a significant risk of goodwill impairment based on current projections and valuations.
We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. As of December 30, 2017, we had $563.4 million of goodwill reported on our consolidated balance sheets, as well as $9.0 million of goodwill reported within our other current asset (See Note 6—Consolidated Financial Statement Details for additional information). See Note 7—Goodwill and Other Intangible Assets for additional information on goodwill.
Intangible Assets
We evaluate intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, we then determine the expected future undiscounted cash flows from the asset. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of the expected future undiscounted cash flows. We have not found indicators of impairment during 2017, 2016 and 2015. Qualitative factors that we consider include historical and projected financial performance of these assets, industry and market considerations and other relevant events and factors affecting these assets.
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
Recently Adopted or Issued Accounting Pronouncements
For recently adopted or issued accounting pronouncements, see Note 1—The Company and Significant Accounting Policies.
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

Interest Rate Risk
During 2014, we completed our Credit Agreement with a group of banks (the “Original Credit Agreement”), which, as amended in 2016 (the “Credit Agreement”), included a $300 million term loan commitment and a $400 million revolving credit facility. Interest expense under our Credit Agreement for interest on loans, letter of credit commissions and commitment fees are determined based on LIBOR interest rates, the Wells Fargo Bank, NA “prime rate” and/or Federal Funds Rate, and we are exposed to changes in such rates. Based on our term loan outstanding as of year- end, and the daily average borrowings under our credit facility for one year, a 1% increase in the applicable interest rate would increase our interest expense by approximately $2.4 million. During 2016, we issued $500 million in convertible bonds that carry a fixed interest rate of 1.5%. At year-end 2017, the term loan had $215 million outstanding which is subject to a variable rate debt. The debt subject to a variable interest rate reflected 30% of the outstanding debt at the year-end 2017.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity” and Note 4—Financing for additional information.
Currency Risk
We currently have international operations in countries which include Australia, Canada, Mexico, the United Kingdom, other countries in the European Union and Japan. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. For intercompany transactions that we do not consider to be permanent investments (that is, we do not require or anticipate settlement for the foreseeable future), we have currency risk exposure for fluctuations in exchange rates of the U.S. dollar against foreign currencies. We recorded foreign currency transaction gains of $1.9 million, and losses of $3.5 million and $1.9 million in 2017, 2016 and 2015, respectively.
The functional currency of the results of our operations and related assets and liabilities in foreign jurisdictions is the local currency, and we translate such results, assets and liabilities to the U.S. dollar for financial reporting purposes. Our results of operations and financial position are exposed to changes in foreign currency exchange rates against the U.S. dollar. Approximately 29.5%, 26.0% and 24.3% of our total operating revenues came from our international operations. This foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. We had foreign currency translation adjustment losses, which is recorded as a component of other comprehensive income (loss), of $32.0 million, $9.0 million and $21.4 million in 2017, 2016 and 2015, respectively.
We do not believe that a 10% change in foreign currency exchange rates would materially affect our consolidated financial position, results of operations and cash flows, since our foreign operations settle from our retail distribution partners and content providers in the local currency. Generally, we do not hedge our foreign currency risk. However, we continue to monitor this risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Blackhawk Network Holdings, Inc.
Pleasanton, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackhawk Network Holdings, Inc. and subsidiaries (the "Company") as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017, and December 31, 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2017 the Company changed its method for computing the amount of the impairment charge to be recorded if it determines that goodwill is impaired, due to the early adoption of Accounting Standards Update (“ASU”) 2017-04 Goodwill and Other - Simplifying the Test for Goodwill Impairment. As discussed in Note 1 to the financial statements, in 2016 the Company changed its method of accounting for recognition of breakage revenue from certain financial liabilities due to the adoption of ASU 2016-04 Liabilities - Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Cards. As discussed in Note 8 to the financial statements, in 2016 the Company changed its method of accounting for recognition of share-based compensation due to the adoption of ASU 2016-09 Compensation - Stock Compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the Company's internal control over financial reporting as of December 30, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California
February 27, 2018

We have served as the Company's auditor since 2009.

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	Year-end 2017	Year-end 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,096,195	$1,008,125
Restricted cash	135,345	10,793
Settlement receivables, net	1,038,347	641,691
Accounts receivable, net	184,994	262,672
Other current assets	165,374	131,375
Total current assets	2,620,255	2,054,656
Property, equipment and technology, net	172,607	172,381
Intangible assets, net	431,681	350,185
Goodwill	563,405	570,398
Deferred income taxes	236,496	362,302
Other assets	115,236	85,856
TOTAL ASSETS	$4,139,680	$3,595,778

See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value)
	Year-end 2017	Year-end 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$2,074,673	$1,626,827
Consumer and customer deposits	252,822	173,344
Accounts payable and accrued operating expenses	156,182	153,885
Deferred revenue	179,684	150,582
Note payable, current portion	10,662	9,856
Notes payable to Safeway	3,941	3,163
Other current liabilities	102,823	51,176
Total current liabilities	2,780,787	2,168,833
Deferred income taxes	28,083	27,887
Note payable	202,441	137,984
Convertible notes payable	441,655	429,026
Other liabilities	16,747	39,653
Total liabilities	3,469,713	2,803,383
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 55,767 and 55,667 shares outstanding, respectively	56	56
Additional paid-in capital	649,546	608,568
Treasury stock, at cost: 1,176 and no shares, respectively	(40,023)	—
Accumulated other comprehensive loss	(16,049)	(48,877)
Retained earnings	72,571	228,451
Total Blackhawk Network Holdings, Inc. equity	666,101	788,198
Non-controlling interests	3,866	4,197
Total stockholders’ equity	669,967	792,395
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,139,680	$3,595,778
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except for per share amounts)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	2017	2016	2015
OPERATING REVENUES:
Commissions and fees	$1,468,867	$1,315,755	$1,259,801
Program and other fees	477,884	336,317	268,661
Marketing	102,841	94,298	104,871
Product sales	182,014	153,408	167,745
Total operating revenues	2,231,606	1,899,778	1,801,078
OPERATING EXPENSES:
Partner distribution expense	1,040,306	933,142	874,043
Processing and services	448,657	355,268	304,232
Sales and marketing	329,983	274,799	260,638
Costs of products sold	170,493	143,267	154,625
General and administrative	113,621	99,428	92,172
Transition and acquisition	7,797	11,465	7,639
Amortization of acquisition intangibles	62,794	57,060	27,550
Change in fair value of contingent consideration	(14,937)	2,100	(7,567)
Goodwill impairment	77,500	—	—
Total operating expenses	2,236,214	1,876,529	1,713,332
OPERATING INCOME (LOSS)	(4,608)	23,249	87,746
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(390)	(449)	(1,970)
Interest expense	(32,092)	(21,864)	(13,171)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(37,090)	936	72,605
INCOME TAX EXPENSE (BENEFIT)	117,800	(4,102)	26,796
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(154,890)	5,038	45,809
Income attributable to non-controlling interests, net of tax	(878)	(380)	(200)
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(155,768)	$4,658	$45,609
EARNINGS (LOSS) PER SHARE:
Basic	$(2.77)	$0.08	$0.84
Diluted	$(2.77)	$0.08	$0.81
Weighted average shares outstanding—basic	56,287	55,734	54,294
Weighted average shares outstanding—diluted	56,287	57,260	56,313
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	2017	2016	2015
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$(154,890)	$5,038	$45,809
Other comprehensive income (loss):
Currency translation adjustments	31,962	(9,034)	(21,413)
COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(122,928)	(3,996)	24,396
Comprehensive loss (income) attributable to non-controlling interests (net of tax)	(12)	(28)	488
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(122,940)	$(4,024)	$24,884
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	2017	2016	2015
OPERATING ACTIVITIES:
Net income (loss) before allocation to non-controlling interests	$(154,890)	$5,038	$45,809
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	55,419	48,379	40,983
Goodwill impairment	77,500	—	—
Amortization of intangibles	67,912	62,045	32,366
Amortization of deferred program and contract costs	30,584	29,015	28,991
Amortization of deferred financing costs and debt discount	13,837	6,506	1,187
Employee stock-based compensation expense	32,708	32,592	30,130
Change in fair value of contingent consideration	(14,937)	2,100	(7,567)
Loss on property, equipment and technology disposal / write-down	6,802	9,838	1,761
Deferred income taxes	110,276	(8,899)	29,810
Other	(1,805)	5,093	4,800
Changes in operating assets and liabilities:
Settlement receivables	(350,138)	6,076	(111,678)
Settlement payables	411,248	19,907	231,662
Accounts receivable, current and long-term	44,857	(13,012)	(57,171)
Other current assets	(14,914)	(13,891)	(17,210)
Other assets	(40,490)	(24,690)	(20,434)
Restricted cash related to operating activities	(56,279)	—	—
Consumer and customer deposits	46,931	13,772	(54,402)
Accounts payable and accrued operating expenses	8,703	(14,835)	(2,988)
Deferred revenue	31,458	33,362	14,363
Other current and long-term liabilities	35,422	(21,707)	16,877
Income taxes, net	5,297	8,542	(2,609)
Net cash provided by operating activities	345,501	185,231	204,680
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(64,599)	(52,332)	(52,738)
Business acquisitions, net of cash acquired	(168,995)	(220,605)	(115,481)
Proceeds from divestiture of business	13,779	—	—
Investments in unconsolidated entities	(6,201)	(10,541)	(5,877)
Change in restricted cash	(59,838)	(7,691)	1,811
Other	(3,244)	1,408	(98)
Net cash used in investing activities	(289,098)	(289,761)	(172,383)

See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	2017	2016	2015
FINANCING ACTIVITIES:
Proceeds from issuance of note payable	75,000	250,000	—
Repayment of note payable	(10,000)	(463,750)	(11,250)
Payments of financing costs	(1,025)	(16,544)	(2,063)
Borrowings under revolving bank line of credit	3,011,270	2,985,490	2,473,529
Repayments on revolving bank line of credit	(3,011,270)	(2,985,490)	(2,473,529)
Payments for acquisition liability	(5,503)	—	(1,811)
Repayments on notes payable to Safeway	(253)	(890)	(14,285)
Repayment of debt assumed in business acquisitions	(8,585)	(8,964)	—
Proceeds from convertible debt	—	500,000	—
Payments for note hedges	—	(75,750)	—
Proceeds from warrants	—	47,000	—
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	16,782	10,302	13,817
Other stock-based compensation related	(10,551)	(2,284)	(1,729)
Repurchase of common stock	(40,023)	(34,843)	—
Other	(343)	(156)	(1,494)
Net cash provided by (used in) financing activities	15,499	204,121	(18,815)
Effect of exchange rate changes on cash and cash equivalents	16,168	(6,042)	(10,521)
Increase in cash and cash equivalents	88,070	93,549	2,961
Cash and cash equivalents—beginning of year	1,008,125	914,576	911,615
Cash and cash equivalents—end of year	$1,096,195	$1,008,125	$914,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest paid (net of amounts capitalized)	$18,008	$12,756	$11,691
Income taxes paid (refunded)	$2,587	$(2,854)	$13,880
Spin-Off income taxes paid (refunds received), funded by (remitted to) Safeway (see Note 1—Income Taxes)	$(253)	$(890)	$(14,285)
Noncash investing and financing activities:
Net deferred tax assets recognized for tax basis step-up with offset to Additional paid-in capital (see Note 10—Income Taxes)	$—	$—	$363,889
Note payable to Safeway contributed to Additional paid-in capital (see Note 10—Income Taxes)	$—	$—	$8,229
Financing of business acquisition with contingent consideration	$1,640	$21,652	$—
Forgiveness of notes receivable and accrued interest as part of business acquisition and divestiture	$973	$5,445	$—
Intangible assets recognized for the issuance of fully vested warrants	$20,000	$—	$3,147
Conversion of income tax payable and deferred taxes to (from) additional paid-in capital	$(91)	$—	$(882)
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non-Controlling Interests	Total Stock-holders’ Equity
BALANCE—January 3, 2015	53,505	$54	$137,916	$(19,470)	$162,439	$280,939	$6,840	$287,779
Comprehensive income	—	—	—	(20,725)	45,609	24,884	(488)	24,396
Stock-based employee compensation expense	—	—	30,130	—	—	30,130	—	30,130
Exercise of options	783	1	9,958	—	—	9,959	—	9,959
Surrender of stock-based equity awards for taxes	(10)	—	(1,654)	—	—	(1,654)	—	(1,654)
Excess tax benefit from stock-based awards, net	—	—	6,816	—	—	6,816	—	6,816
Issuance of common stock upon vesting of restricted stock units	231	—	—	—	—	—	—	—
Shares purchased under employee stock purchase plan	124	—	3,857	—	—	3,857	—	3,857
Reclassification of income taxes payable and deferred taxes to additional paid-in capital	—	—	(882)	—	—	(882)	—	(882)
Net deferred tax assets recognized for tax basis step-up	—	—	372,118	—	—	372,118	—	372,118
Exercise of warrant	1,161	1	—	—	—	1	—	1
Warrants issued to strategic partners	—	—	3,147	—	—	3,147	—	3,147
Repurchase of non-controlling interests	—	—	533	—	—	533	(1,893)	(1,360)
Dividends paid	—	—	—	—	(75)	(75)	(134)	(209)
BALANCE—January 2, 2016	55,794	$56	$561,939	$(40,195)	$207,973	$729,773	$4,325	$734,098

(Continued)
See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non-Controlling Interests	Total Stock-holders’ Equity
BALANCE—January 2, 2016	55,794	$56	$561,939	$(40,195)	$207,973	$729,773	$4,325	$734,098
Cumulative adjustment upon modified retrospective adoption of ASU 2016-04 and ASU 2016-09 (Note 1—The Company and Significant Accounting Policies)	—	—	650	—	15,871	16,521	—	16,521
BALANCE —After adoption of recent accounting pronouncements	55,794	56	562,589	(40,195)	223,844	746,294	4,325	750,619
Comprehensive income / (loss)	—	—	—	(8,682)	4,658	(4,024)	28	(3,996)
Stock-based employee compensation expense	—	—	34,685	—	—	34,685	—	34,685
Exercise of options	299	—	5,018	—	—	5,018	—	5,018
Surrender of stock-based equity awards for taxes	(8)	—	(2,233)	—	—	(2,233)	—	(2,233)
Issuance of common stock upon vesting of restricted stock units, net of forfeitures	385	—	—	—	—	—	—	—
Shares purchased under employee stock purchase plan	193	—	5,284	—	—	5,284	—	5,284
Equity component of convertible notes including related tax benefits, net (Note 4—Financing)	—	—	66,818	—	—	66,818	—	66,818
Purchase of convertible note hedges (Note 4—Financing)	—	—	(75,750)	—	—	(75,750)	—	(75,750)
Issuance of warrants (Note 4—Financing)	—	—	47,000	—	—	47,000	—	47,000
Repurchase of common stock (Note 4—Financing)	(996)	—	(34,843)	—	—	(34,843)	—	(34,843)
Dividends paid	—	—	—	—	(51)	(51)	(156)	(207)
BALANCE—December 31, 2016	55,667	$56	$608,568	$(48,877)	$228,451	$788,198	$4,197	$792,395

See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Blackhawk Network Holdings, Inc. Equity	Non-Controlling Interests	Total Stock-holders’ Equity
BALANCE—December 31, 2016	55,667	$56	$608,568	$—	$(48,877)	$228,451	$788,198	$4,197	$792,395
Comprehensive income / (loss)	—	—	—	—	32,828	(155,768)	(122,940)	12	(122,928)
Stock-based employee compensation expense	—	—	34,726	—	—	—	34,726	—	34,726
Exercise of options	465	—	11,311	—	—	—	11,311	—	11,311
Surrender of stock-based equity awards for taxes	(10)	—	(10,439)	—	—	—	(10,439)	—	(10,439)
Issuance of common stock upon vesting of restricted stock units, net of forfeitures	631	1	—	—	—	—	1	—	1
Shares purchased under employee stock purchase plan	190	—	5,471	—	—	—	5,471	—	5,471
Reclassification of income taxes payable and deferred taxes to additional paid-in capital	—	—	(91)	—	—	—	(91)	—	(91)
Repurchase of common stock (Note 13—Earnings Per Share)	(1,176)	(1)	—	(40,023)	—	—	(40,024)	—	(40,024)
Dividends paid	—	—	—	—	—	(112)	(112)	(343)	(455)
BALANCE—December 30, 2017	55,767	$56	$649,546	$(40,023)	$(16,049)	$72,571	$666,101	$3,866	$669,967

See accompanying notes to consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Significant Accounting Policies
The Company
Blackhawk Network Holdings, Inc., together with its subsidiaries (“we”, “us”, “our”, the “Company”), is a leading prepaid payment network utilizing proprietary technology to offer a broad range of prepaid gift, telecom and debit cards, in physical and electronic forms, as well as related prepaid products and payment services in the United States and 25 other countries. Our product offerings include gift cards; loyalty, incentive and reward products and services; prepaid telecom products and prepaid financial services products, including general purpose reloadable (“GPR”) cards, and our reload network (collectively, “prepaid products”). We offer gift cards from leading consumer brands (known as “closed loop”) as well as branded gift and incentive cards from leading payment network card associations such as American Express, Discover, MasterCard and Visa (known as “open loop”) and prepaid telecom products offered by prepaid wireless telecom carriers. We also distribute GPR cards and operate a proprietary reload network named Reloadit, which allows consumers to reload funds onto their previously purchased GPR cards. We distribute these prepaid products across multiple high-traffic channels such as grocery, convenience, specialty and online retailers (referred to as “retail distribution partners”) in the Americas, Europe, Africa, Australia and Asia and provide these prepaid products and related services to business clients for their loyalty, incentive and reward programs.
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
We evaluate all our equity method and cost method investments quarterly to determine if other-than-temporary impairment indicators are present and whether an impairment charge is necessary. There were no such indicators during 2017 and 2016.

Following the Spin-Off until the end of 2015, Safeway continued to rent facilities to us and provide certain tax services (related to tax periods through the Spin-Off). We also provide certain marketing, distribution and program management services to Safeway for which we receive program fees or expense reimbursements. Generally, such amounts are recorded as revenue in Program and other fees or Marketing revenue when rendered to Safeway as a content provider or as a reduction to expense in Processing and services when rendered to Safeway as a distribution partner.
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

Fiscal Year
We use a 52-week or 53-week convention ending on the Saturday closest to December 31. The fiscal years presented in our consolidated financial statements consist of the 52-week period ended on December 30, 2017 (year-end 2017 or 2017), the 52-week period ended on December 31, 2016 (year-end 2016 or 2016) and the 52-week period ended on January 2, 2016 (year-end 2015 or 2015).
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
Recently Issued Accounting Pronouncements
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
We finalized our assessment of this new guidance in the fourth quarter of 2017 and adopted it using the full retrospective method in the first quarter of fiscal 2018. We have identified the following areas that are affected by the adoption of this new standard:
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
Consumer Purchase Fees and Program Management Fees—Under the new guidance, we consider the transaction price for our open loop gift cards, including our Visa gift card, to include consumer purchase fees and program management fees.  Under the new guidance, we have identified three performance obligations - distribution-and-activation, redemption service and customer care. Revenue from consumer purchase fees and program management fees, included within Commissions and fees and Program and other fees, respectively, related to our Visa gift cards will predominantly be recognized as revenue at the time of card activation when our distribution-and-activation obligation is complete. The remainder will be recognized over the estimated period of card redemption as redemption service and customer care obligations are performed. Under current GAAP, we defer these revenues and recognize them based on the redemption pattern of the card. Interchange revenue will be recognized over the period of card redemption as we provide information required for card redemption, similar to our current revenue recognition. Additionally, revenue from program management fees related to our proprietary Visa gift cards issued by MetaBank will be based on a blended rate over the appropriate periods as required by the contract-specific terms compared to a contractually stated rate under the current accounting policy. Although we expect the blended rate to be lower than the contract rate initially, the economics of the arrangement will be the same over the term of the contract period. Under current GAAP, we defer consumer purchase fees and program management fees related to our Visa gift cards in Deferred revenue and recognize revenue ratably in proportion to the historical redemption patterns of the card portfolio over the estimated life of the card.
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
Operating Expenses
Partner Distribution Expense—Under the new guidance, partner distribution expense for Visa gift and other open loop incentive cards will be recognized at the time of card activation when our distribution-and-activation obligation is complete. Under current GAAP, we defer these expenses and amortize them based on the redemption pattern of the card.
Processing and Services—Under the new guidance, card production and upfront transaction processing fees for the Visa gift card and open loop incentive cards will be recognized at the time of card activation when our distribution-and-activation obligation is complete. Under current GAAP, these costs are deferred and expensed based on the same redemption pattern as the related revenue.
Sales and Marketing—The accounting for the recognition of costs related to obtaining customer contracts under the new guidance is different from our current capitalization policy. The adoption of the new guidance will result in additional capitalized commissions which will be amortized over a longer term than our current policy.
As part of our assessment and implementation plan, we evaluated and made changes to our policies, procedures and internal controls. Additionally, we evaluated the impact of this new guidance on the purchase accounting or intangibles assets from our recent acquisitions; this resulted in a reclassification of certain backlog assets to contract asset, with no impact to our consolidated net income.

Expected Impact to Reported Results
The expected impact of the new revenue guidance on select consolidated balance sheet line items as of year-end 2017, 2016 and 2015 is shown below (in thousands).

	2017
	As Reported	Impact of Adoption	As Adjusted
Assets:
Other current assets	$165,374	$(21,892)	$143,482
Intangible assets, net	$431,681	$(703)	$430,978
Deferred income taxes	$236,496	$(699)	$235,797
Other assets	$115,236	$6,434	$121,670
Total assets	$4,139,680	$(16,860)	$4,122,820
Liabilities:
Consumer and customer deposits	$252,822	$73,863	$326,685
Deferred revenue	$179,684	$(125,510)	$54,174
Other current liabilities	$102,823	$6,434	$109,257
Deferred income taxes, long-term	$28,083	$1,002	$29,085
Other liabilities	$16,747	$22,130	$38,877
Total liabilities	$3,469,713	$(22,081)	$3,447,632
Stockholders’ equity:
Accumulated other comprehensive loss	$(16,049)	$(72)	$(16,121)
Retained earnings	$72,571	$5,293	$77,864
Total stockholder’s equity	$669,967	$5,221	$675,188

	2016
	As Reported	Impact of Adoption	As Adjusted
Assets:
Other current assets	$131,375	$(16,496)	$114,879
Intangible assets, net	$350,185	$(2,637)	$347,548
Deferred income taxes	$362,302	$(1,704)	$360,598
Other assets	$85,856	$5,641	$91,497
Total assets	$3,595,778	$(15,196)	$3,580,582
Liabilities:
Consumer and customer deposits	$173,344	$58,653	$231,997
Deferred revenue	$150,582	$(100,617)	$49,965
Other current liabilities	$51,176	$7,258	$58,434
Deferred income taxes, long-term	$27,887	$622	$28,509
Other liabilities	$39,653	$13,849	$53,502
Total liabilities	$2,803,383	$(20,235)	$2,783,148
Stockholders’ equity:
Accumulated other comprehensive loss	$(48,877)	$(108)	$(48,985)
Retained earnings	$228,451	$5,147	$233,598
Total stockholder’s equity	$792,395	$5,039	$797,434

	2015
	As Reported	Impact of Adoption	As Adjusted
Assets:
Other current assets	$103,319	$(17,002)	$86,317
Intangible assets, net	$240,898	$(649)	$240,249
Deferred income taxes	$339,558	$(7,264)	$332,294
Other assets	$81,764	$2,065	$83,829
Total assets	$3,112,956	$(22,850)	$3,090,106
Liabilities:
Consumer and customer deposits	$84,761	$55,515	$140,276
Deferred revenue	$113,458	$(95,569)	$17,889
Other current liabilities	$57,342	$—	$57,342
Deferred income taxes, long-term	$18,652	$419	$19,071
Other liabilities	$14,700	$3,136	$17,836
Total liabilities	$2,378,858	$(36,499)	$2,342,359
Stockholders’ equity:
Accumulated other comprehensive loss	$(40,195)	$(94)	$(40,289)
Retained earnings	$207,973	$13,743	$221,716
Total stockholder’s equity	$734,098	$13,649	$747,747
The expected impact of the new revenue guidance on select consolidated statements of income (loss) line items for 2017, 2016 and 2015 is shown below (in thousands, except per share amounts).

	2017
	As Reported	Impact of Adoption	As Adjusted
Operating revenues:
Commissions and fees	$1,468,867	$4,346	$1,473,213
Program and other fees	$477,884	$7,214	$485,098
Product sales	$182,014	$(55,404)	$126,610
Total operating revenues	$2,231,606	$(43,844)	$2,187,762
Operating expenses:
Partner distribution expense	$1,040,306	$4,574	$1,044,880
Processing and services	$448,657	$1,379	$450,036
Sales and marketing	$329,983	$(1,650)	$328,333
Costs of products sold	$170,493	$(45,732)	$124,761
Amortization of acquisition intangibles	$62,794	$(1,934)	$60,860
Total operating expenses	$2,236,214	$(43,363)	$2,192,851
Income tax expense (benefit)	$117,800	$(627)	$117,173
Net loss attributable to Blackhawk Network Holdings, Inc.	$(155,768)	$146	$(155,622)
Diluted loss per share	$(2.77)	$0.01	$(2.76)

	2016
	As Reported	Impact of Adoption	As Adjusted
Operating revenues:
Commissions and fees	$1,315,755	$(7,357)	$1,308,398
Program and other fees	$336,317	$(12,905)	$323,412
Product sales	$153,408	$(46,734)	$106,674
Total operating revenues	$1,899,778	$(66,996)	$1,832,782
Operating expenses:
Partner distribution expense	$933,142	$(1,148)	$931,994
Processing and services	$355,268	$1,776	$357,044
Sales and marketing	$274,799	$(2,717)	$272,082
Costs of products sold	$143,267	$(41,233)	$102,034
Amortization of acquisition intangibles	$57,060	$(9,723)	$47,337
Total operating expenses	$1,876,529	$(53,045)	$1,823,484
Income tax expense (benefit)	$(4,102)	$(5,356)	$(9,458)
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$4,658	$(8,595)	$(3,937)
Diluted earnings per share	$0.08	$(0.15)	$(0.07)

	2015
	As Reported	Impact of Adoption	As Adjusted
Operating revenues:
Commissions and fees	$1,259,801	$(76)	$1,259,725
Program and other fees	$268,661	$1,896	$270,557
Product sales	$167,745	$(19,884)	$147,861
Total operating revenues	$1,801,078	$(18,064)	$1,783,014
Operating expenses:
Partner distribution expense	$874,043	$1,466	$875,509
Processing and services	$304,232	$809	$305,041
Sales and marketing	$260,638	$(2,068)	$258,570
Costs of products sold	$154,625	$(17,602)	$137,023
Amortization of acquisition intangibles	$27,550	$(3,384)	$24,166
Total operating expenses	$1,713,332	$(20,779)	$1,692,553
Income tax expense (benefit)	$26,796	$808	$27,604
Net income attributable to Blackhawk Network Holdings, Inc.	$45,609	$1,907	$47,516
Diluted earnings per share	$0.81	$0.03	$0.84
Adoption of the new revenue recognition standard is expected to affect the operating results of all three of our reporting segments; however, adoption is not expected to impact cash provided by or used in operating, investing or financing activities on our consolidated statements of cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 changes the current lease accounting standard by requiring the recognition of lease assets and lease liabilities for all leases, including those currently classified as operating leases. This new guidance is to be applied under a modified retrospective application to the earliest reporting period presented for reporting periods beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this guidance for our 2019 fiscal year. While management is evaluating the comprehensive impact of this guidance, this new guidance would require us to capitalize, at the appropriate discount rate, our operating lease commitments as disclosed in Note 11—Commitments and Contingencies.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to explain the changes in the combined total of restricted and unrestricted cash balances in the statement of cash flows. ASU 2016-18 should be applied using a retrospective transition method, for fiscal years beginning after December 15, 2017, and early adoption is permitted. The new guidance will not impact financial results, but will result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The Company adopted this guidance in the first quarter of 2018 using the retrospective approach.
Recently Adopted Accounting Pronouncement
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. The ASU is to be applied prospectively for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We early adopted this standard in the first quarter of 2017. See Note 7—Goodwill and Other Intangible Assets for information on goodwill impairment charges recorded during 2017.
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
Restricted Cash
Restricted cash includes cash balances that are legally or contractually restricted to use. Changes in restricted cash balances which represent customer deposits are included in operating activities in our consolidated statements of cash flows; all other changes are included in investing activities.

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
Allowances for Doubtful Accounts and Reserves for Sales Adjustments
We present Settlement receivables and Accounts receivable net of allowances for doubtful accounts and sales adjustments (the allowances) and record reserves for sales returns and other adjustments within Other current liabilities on our consolidated balance sheets. Allowances for sales adjustments and returns reserves include discounts offered to our partners and clients, sales returns for defective, damaged or lost product and refunds for certain fees. These allowances and reserves represent our best estimate of the losses and billing credits inherent in our outstanding receivables and estimates for future returns or adjustments at the balance sheet dates. We estimate allowances for sales adjustment and returns reserves based on historical trends, customer-specific circumstances, vendor-specific return policies, seasonality and lag patterns. We estimate allowances for doubtful accounts based on historical collection trends, the age of outstanding accounts receivable, customer-specific circumstances, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, we give further consideration to the collectability of those balances and the allowance is adjusted accordingly. For Settlement receivables, the allowances were $1.9 million and $2.6 million at year-end 2017 and 2016, respectively. For Accounts receivable, the allowances were $6.6 million and $6.0 million at year-end 2017 and 2016, respectively. We record additions to the allowances for bad debt expense in General and administrative expense, for sales adjustments related to Settlement receivables in Partner distribution expense and for sales adjustments for Accounts receivable as a reduction of revenue.
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
Technology consists of capitalized costs or the acquisition-date fair value for both purchased and internally developed software. Software purchased or licensed for internal use is primarily enterprise-level business software that we customize to meet specific operational requirements. Software developed for internal use is generally used to deliver processing, transactional, order management, online and digital services to our content providers, distribution partners, business clients and consumers. We capitalize application and development charges and amortize them over an estimated useful life of generally five years.
We evaluate long-lived assets for impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, we then determine the expected future undiscounted cash flows from the asset. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of the expected future undiscounted cash flows. During 2017 and 2016, as a result of our platform integration efforts, we recorded impairment charges of $4.6 million and $5.5 million, respectively, related to previously acquired assets. This amount is presented within Transition and acquisition expense. We did not identify any indicators of impairment during 2015.

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
Goodwill
Goodwill represents the excess cost over the estimated fair value of the net assets acquired in a business combination. This excess is not amortized, but rather capitalized and evaluated for impairment at the reporting unit level at least annually. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We conduct an evaluation of goodwill for impairment annually on the first day of the fourth quarter, or sooner if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If we conclude that it is more likely than not that the fair value is less than its carrying value, we perform a qualitative impairment test of goodwill, in which we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we record an impairment loss equal to that difference, without consideration of the value of unrecorded intangible assets. See Note 7—Goodwill and Other Intangible Assets for information related to goodwill impairment charges recognized during 2017.
Intangible Assets
Intangible assets consist of acquired retail distribution partner, content provider and other customer relationships; patents, domain and trade names and other intangibles; as well as strategic partner relationships resulting from the issuance of equity awards (see Note 2—Business Acquisitions and Divestiture, Note 7—Goodwill and Other Intangible Assets and Note 9—Equity Awards Issued to Strategic Partners). Intangible assets are amortized on a straight-line or accelerated basis, based on our assessment of the pattern of economic benefits, over their expected useful lives, which range from one to 15 years. For acquisitions, we classify acquired software technology as Property, equipment and technology, net.
We evaluate intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, we then determine the expected future undiscounted cash flows from the asset. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of the expected future undiscounted cash flows. We have not identified any indicators of impairment during 2017, 2016 and 2015.
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
Treasury Stock
In October 2016, the Company's Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $100.0 million of the Company's outstanding common stock over a period of up to two years. Under the repurchase program, purchases of shares of our common stock may be made from time to time in the open market, or in privately negotiated transactions, or as otherwise may be determined by the authorized officers of the Company, in compliance with applicable state and federal securities laws. In October 2017, an authorized committee of our board approved share repurchases under this program and adopted a resolution to hold these repurchased shares as treasury shares. We used the cost method when we repurchased our own common stock as treasury shares and presented treasury stock as a reduction of Stockholders’ equity. In October 2017, we repurchased approximately 1.2 million shares for approximately $40.0 million. As of year-end 2017, approximately $60.0 million remained available for stock repurchases.
Warrant Liability
In October 2017, in conjunction with extending an agreement with a strategic partner, we issued a fully vested warrant with no service or performance conditions to purchase up to $20.0 million of our common stock based on the market price of our stock when exercised, as defined in the agreement, subject to a $15.00 floor price and at an exercise price of $0.001 per share. In accordance with Accounting Standards Codification (“ASC”) 505-50 Equity based payments to non-employees, because the number of shares to be issued is predominantly based on a fixed monetary amount, we recorded the fair value of the warrant of $20.0 million within Other current liabilities with a corresponding increase to Intangible assets, which will be amortized over the term of the agreement. The warrant became exercisable on January 1, 2018. In January 2018, the strategic partner exercised the warrant, resulting in the issuance of 546,395 shares of our common stock.
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
Income Taxes
Recent Tax Legislation
On December 22, 2017, the Tax Reform Act was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate tax rate from 35% to 21% effective for our fiscal year ending December 29, 2018, while also implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
We recognized the income tax effects of the Tax Reform Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Reform Act was signed into law. The guidance addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. As such, the financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. Pursuant to the SAB 118, we are allowed a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.
The provisional income tax expense is subject to revisions as we complete our analysis of the Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the Tax Reform Act will be completed during the measurement period.
Tax Sharing Agreements with Safeway
Before the Spin-Off, we were included in Safeway’s “consolidated group” for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups for state and local income tax purposes. We were also party to a federal and state and local tax sharing agreement with Safeway (“TSA”). Under the TSA, the amount of federal tax liability paid by us is based on the approximate liability that would be incurred if we filed our own consolidated tax return separate from the Safeway consolidated group. Through 2012, the state tax liability paid by us was partly based on our share of taxable income and the total actual state tax liability of the Safeway consolidated group which will generally be less than the state income tax liability that we would incur if we filed our own consolidated state tax returns. Effective December 30, 2012, we and Safeway amended and restated our tax sharing agreement (“Amended TSA”). Under the Amended TSA, the state tax liability paid by us is based on the incremental liability paid by Safeway resulting from including us in its consolidated tax group, which will generally be greater than the state income tax liability that we would incur if we filed our own consolidated tax returns.
In April 2014, we and Safeway executed the second Amended and Restated Tax Sharing Agreement (the “SARTSA”), which superseded the previous tax sharing agreements with respect to the matters addressed by the SARTSA.
On January 30, 2015, Safeway announced that it had been acquired by AB Acquisition LLC (the “Safeway Merger”). As a result of the Safeway Merger, the Spin-Off is taxable to Safeway and Safeway’s stockholders. Since the Spin-Off is taxable, under the SARTSA, we and Safeway filed a consolidated federal tax return and certain state and local tax returns through the date of the Spin-Off, and we and Safeway made an election that resulted in a step-up in the tax basis of our assets (the Section 336(e) Election). The actual benefit that we will realize depends on, among other things, whether we generate adequate taxable income over time to fully utilize deductions associated with any increased tax basis resulting from the Section 336(e) Election.

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
For any states in which we are required under state law to remit Spin-Off taxes (because Safeway does not file combined returns with us in those states), Safeway is responsible for funding the amount of such taxes; however, the SARTSA permits Safeway to determine how such taxes will be remitted to the applicable state taxing authority. To date, Safeway has determined to fund these amounts to us in exchange for promissory notes. As of year-end 2014, Safeway had funded approximately $27.7 million to us in exchange for promissory notes for Spin-Off taxes we directly remitted to certain state taxing authorities. Pursuant to the terms of the SARTSA, Safeway contributed the notes to us as Additional paid-in capital when the Safeway Merger was completed in 2015, with the exception of approximately $19.4 million in overpayments for which we will file for refunds from such states and remit such refunds to Safeway. During 2016 and 2015, we received $1.2 million and $14.3 million, respectively, from such refunds and as of year-end 2017 remitted all refunds to Safeway. As of December 30, 2017, we have approximately $3.9 million in overpayments still outstanding with such states that will ultimately be remitted to Safeway.
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
We are subject to periodic audits by the Internal Revenue Service (“IRS”) and by various foreign, state and local taxing authorities, either stand-alone or as part of Safeway’s consolidated tax group for federal and certain state and local tax returns for periods before the Spin-Off. These audits may challenge certain of our positions applicable, such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting literature related to uncertainty in income taxes. This accounting literature provides guidance for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax return filings. For financial statement benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the applicable taxing authority. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon the settlement.
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
Merchant Commissions—Certain open loop incentive cards are redeemable only at certain merchants utilizing our restricted authorization network technology. We receive commissions from such merchants based on a contractual percentage of the amount redeemed on such restricted access cards as well as for redemptions for non-restricted cards for certain incentive programs. We recognize revenue when the cardholders make purchases and the funds are redeemed. As a result of several acquisitions (see Note 2—Business Acquisitions and Divestiture), we issue closed loop category-specific (e.g. restaurants, spas or cinemas) gift cards that are redeemable only at participating merchants. Upon redemption, we remit the amount redeemed by the consumer, net of our commissions. We recognize the fixed portion of our commission revenue ratably in proportion to historic redemption patterns and the remaining commission upon redemption.
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
Breakage Revenue—We refer to the portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem as breakage. In certain card programs where we hold the cardholder funds, where we expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life, provided that a significant reversal of the amount of breakage revenue recognized is not probable and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. In addition, we sponsor business loyalty programs where we are entitled to breakage on unused customer balances. We estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions for each program. In card programs where we do not expect to be entitled to a breakage amount, we recognize breakage revenue when we consider redemption remote or we are legally defeased of the obligation, if applicable. We early adopted ASU 2016-04 Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards during our first quarter of 2016 on a modified retrospective basis. Accordingly, we recognized a cumulative adjustment benefit of $6.1 million, net of income taxes, to beginning Retained earnings as of January 3, 2016.
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
Operating Expenses
Partner Distribution Expense—Partner distribution expense represents the amounts paid to our retail distribution partners and certain business clients. We compensate our retail distribution partners by paying them a negotiated commission amount which is generally a function of the transaction dollar volume commission received from content providers or a percentage of the consumer purchase fee associated with open loop cards. We may provide additional compensation to certain of our retail distribution partners and compensate certain of our business partners for distributing our proprietary Visa gift and open loop incentive cards, for which we earn revenues included in Program and other fees. We recognize these expenses upon card activation, except for Visa gift and open loop incentive cards where we capitalize these expenses and amortize them based on the same redemption pattern as the related revenue. Partner distribution expense also includes certain program development payments to our distribution partners, as well as mark-to-market charges and intangible amortization expense resulting from equity instruments issued to certain strategic partners.
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
Change in fair value of contingent consideration—Change in fair value of contingent consideration includes the mark-to-market expense or benefit resulting from changes in the post-acquisition estimates of the fair value of our contingent consideration assets or liabilities related to our acquisitions or divestitures. See Note 5—Fair Value Measurements.

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

2. Business Acquisitions and Divestiture
2017 Acquisitions
CashStar
On August 29, 2017, we acquired CashStar, Inc. and its subsidiaries (collectively “CashStar”), for $166.0 million in cash. CashStar provides a digital commerce platform to our card partners for the sale, marketing and distribution of digital and physical gift cards. This acquisition strengthens our position in the emerging digital gift card market and establishes our Company as a leading provider in the first-party digital gift card market. We financed the purchase using cash on hand and approximately $110 million of borrowings under our Credit Agreement (See Note 4—Financing). We accounted for this acquisition as a business combination.

The following table presents our initial estimates of the purchase price allocation. We may make adjustments to these amounts through the measurement period as we finalize information regarding our forecasts, valuation assumptions and income taxes (in thousands):

Cash and cash equivalents	$17,200
Restricted cash	5,527
Settlement receivables, net	1,912
Identifiable technology and intangible assets	105,290
Goodwill	81,850
Other tangible assets, net	97
Settlement payables	(14,939)
Consumer and customer deposits	(4,600)
Accounts payable and accrued operating expenses	(4,705)
Debt assumed	(8,285)
Deferred income taxes	(13,379)
Total purchase consideration	$165,968
Deferred income taxes include $39.4 million of deferred tax liabilities for nondeductible amortization of identifiable technology and intangible assets, $23.8 million of deferred tax assets for net operating loss carryforwards, and $2.2 million for other deferred tax assets, net.
At closing, we repaid the assumed debt, which we present in financing activities in our consolidated statements of cash flows. We also paid $3.2 million of CashStar's transaction expenses included above within accounts payable and accrued operating expenses, which we present in operating activities in our consolidated statements of cash flows.
Goodwill represents the value of the future cash flows from new customers and the value of the assembled workforce. Goodwill is not expected to be deductible for income tax purposes.
The following table summarizes the components of the identifiable technology and intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

	Fair Value	Useful Life
Customer relationships	$103,000	10 years
Technology	2,290	1.5 years
Total identifiable technology and intangible assets	$105,290
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
Pro forma financial information
The following table summarizes the combined pro forma results of operations of us and CashStar as though we have been combined as of the beginning of fiscal 2016 (in thousands, except per share amounts):

	2017 (Unaudited)	2016 (Unaudited)
Total revenues	$2,259,191	$1,939,859
Net loss attributable to Blackhawk Network Holdings, Inc.	$(163,561)	$(7,544)
Pro forma EPS—Basic	$(2.91)	$(0.14)
Pro forma EPS—Diluted	$(2.91)	$(0.14)

The pro forma financial information includes adjustments to reclassify acquisition-related costs from 2017 to 2016, to amortize technology and intangible assets starting at the beginning of 2016, to reflect the impact on revenue resulting from the step-down in basis of deferred revenue from its book value to its fair value as of the beginning of 2016, and to increase interest expense assuming the related financing had been applied to the beginning of 2016. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.
We have not presented separate results of operations since closing of us and the acquisition, as results of operations for the acquisition are immaterial.
Acquisition-related expenses totaled $0.8 million, which we report in Transition and acquisition expense.
Other Acquisitions
During the first quarter of 2017, we completed an acquisition of a rebates and incentives business. During the third quarter of 2017, we acquired certain assets of a full-service recognition and reward provider with operations primarily in Australia.
The purchase consideration for these acquisitions totaled approximately $30.1 million, which includes $27.6 million cash on hand and approximately $1.6 million related to contingent consideration, which is a cash payment of up to $2 million based on the performance of the acquired business through December 31, 2017, and $0.9 million relating to working capital adjustments. In aggregate, $8.3 million cash was acquired, and based on our estimates of the purchase price allocation, $15.5 million was attributed to intangible assets, $11.9 million was attributed to goodwill, and $5.5 million was attributed to net tangible liabilities acquired, net of deferred tax assets of $1.2 million.
For the intangible assets acquired, customer relationships have an average useful life ranging from 7 to 10 years.
We expect to deduct $9.9 million of goodwill and $7.8 million of identifiable technology and intangible assets for tax purposes, a portion of which will commence upon settlement of contingent consideration and contingent liabilities.
We have not presented separate results of operations since closing or combined pro forma financial information of us and the other acquired businesses since the beginning of fiscal 2016, as results of operations for these acquisitions are immaterial.
Acquisition-related expenses totaled $0.6 million, which we report in Transition and acquisition expense.
2016 Acquisitions
Grass Roots
On October 6, 2016, we acquired all of the outstanding common stock of The Grass Roots Group Holdings Limited and its subsidiaries (collectively, “Grass Roots”) for total purchase consideration of £94.6 million, or $120.2 million based on the exchange rate on the acquisition date. Grass Roots is a leading provider of employee and customer engagement solutions, and the acquisition broadens the global capabilities of our incentives and rewards businesses.
The acquisition was funded using a combination of cash on hand and borrowings under our Credit Agreement. The purchase consideration included £87.8 million, or $111.7 million in cash and an additional £6.7 million, or $8.5 million related to the Grass Roots Employee Benefit Trust (“GREBT”), which we include in our consolidated financial statements. At closing, we paid $0.6 million for transaction expenses.

The following table summarizes the final purchase price allocation (in thousands):

Cash and cash equivalents	$38,957
Settlement receivables, net	24,290
Accounts receivables, net	10,692
Identifiable technology and intangible assets	64,825
Goodwill	52,901
Consumer and customer deposits	(35,636)
Accounts payable and accrued operating expenses	(30,984)
Deferred revenue	(7,215)
Deferred income taxes, net	(9,274)
Other tangible assets, net	3,096
Purchase consideration excluding GREBT	111,652
Restricted cash (GREBT)	8,541
Total purchase consideration including GREBT	$120,193
Deferred income taxes, net include $2.2 million of deferred tax assets for net operating loss carryforwards, $12.0 million of deferred tax liabilities for nondeductible amortization of identifiable technology and intangible assets, and $0.8 million for other deferred tax assets, net.
Goodwill primarily represents the expected value from increased scale and synergies as a result of the integration of both businesses. We do not expect to deduct goodwill for income tax purposes.
The following table presents the components of the identifiable technology and intangible assets and the estimated useful lives (in thousands):

	Fair Value	Useful Life
Technology	$1,586	1 to 3 years
Customer relationships	57,633	10 years
Customer backlog	2,911	1 year
Trade name	2,695	10 years
Total identifiable technology and intangible assets	$64,825
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

Sale of Grass Roots’ Meetings & Events (“M&E”) Business
During the first quarter of 2017, management approved a plan to sell all assets and liabilities related to Grass Roots’ M&E business. Beginning from the time the plan was approved, each of the relevant asset and liability balances were accounted for as held for sale and measured at the lower of its carrying value or fair value less cost to sell. During the fourth quarter of 2017, the Company completed the sale of the M&E business for a total consideration of £33.4 million, or $45.2 million, consisting of £29.6 million, or $40.0 million based on the exchange rate on the disposition date, in cash, and £3.8 million, or $5.2 million, in the estimated fair value of contingent consideration. Contingent consideration consists of two cash payments of up to £2.4 million (or $3.2 million) and £3.3 million (or $4.5 million ) each, based on the financial performance of M&E for each of the two annual periods ending December 31, 2017 and December 31, 2018 respectively. As a result, we recorded a pre-tax loss of $0.8 million, which was included in Interest income and other income (expense), net in the Company’s consolidated statements of income.  The M&E business was included in the International segment.
During 2017, the M&E business recorded pre-tax income of $5.1 million during the period it was accounted for as an asset held for sale.
The following table summarizes the selected final balance sheet amounts at the time of sale (in thousands):

Cash and cash equivalents	$24,976
Settlement receivables, net	1,743
Accounts receivable, net	15,141
Other current assets	2,617
Property, equipment and technology, net	863
Intangible assets, net	3,772
Goodwill	28,843
Deferred income taxes	1,388
Total assets	$79,343

Settlement payables	$(8,589)
Consumer and customer deposits	(1,855)
Accounts payable and accrued operating expenses	(8,468)
Deferred revenue	(3,739)
Other current liabilities	(12,248)
Total liabilities	$(34,899)
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

The following table summarizes the final purchase price allocation (in thousands):

Cash and cash equivalents	$1,032
Settlement receivables, net	2,182
Settlement payables	(2,273)
Consumer and customer deposits	(26,080)
Other tangible assets, net	5,549
Identifiable intangible assets	21,271
Goodwill	15,549
Deferred income taxes	(1,009)
Total purchase consideration	$16,221
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
The purchase consideration totaled $103.9 million in cash which we funded using a combination of cash on hand and borrowings under our Credit Agreement. The following table summarizes the final purchase price allocation (in thousands):

Cash and cash equivalents	$3,985
Consumer and customer deposits	(5,429)
Accounts payable and accrued operating expenses	(9,860)
Other tangible assets, net	893
Debt	(5,807)
Identifiable technology and intangible assets	52,460
Goodwill	67,706
Total purchase consideration	$103,948
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
The purchase consideration for NimbleCommerce and Extrameasures totaled $78.8 million, consisting of $58.5 million in cash and $20.3 million in the estimated fair value of contingent consideration. Contingent consideration resulting from our acquisition of Extrameasures consists of three cash payments of up to $15 million each, based on the financial performance of Extrameasures for each of the three annual post-acquisition periods. Approximately 10% of the earn-out payments will be allocated to employees. Accordingly, we exclude such amounts from the estimated fair value of the contingent consideration and accrue estimated amounts due over the service period. We estimated the fair value of contingent consideration using the income approach at a discount rate of 17% (see Note 5—Fair Value Measurements).
The following table summarizes the final purchase price allocation (in thousands):

Cash and cash equivalents	$14,191
Settlement receivables	4,884
Settlement payables	(3,272)
Consumer and customer deposits	(18,009)
Other tangible liabilities, net	(1,155)
Debt	(3,157)
Identifiable technology and intangible assets	45,540
Deferred income taxes	1,926
Goodwill	37,865
Total purchase consideration	$78,813

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
The following table summarizes the final purchase price allocation (in thousands):

Cash and cash equivalents	$24,367
Accounts payables and accrued operating expenses	(11,580)
Deferred revenue	(48,735)
Deferred income taxes	(14,019)
Identifiable technology and intangible assets	94,800
Goodwill	58,659
Total purchase consideration	$103,492
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
Acquisition-related costs totaled $1.6 million which we present in Transition and acquisition expense. Additionally, we incurred $3.2 million of compensation costs for certain payments made to Achievers’ employees from the sellers’ consideration under the terms of the Achievers merger agreement but which we reflect in our post-combination financial statements in Transition and acquisition expense.
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
Pro forma financial information
The following pro forma financial information summarizes the combined results of operations of us and Achievers as though we had been combined as of the beginning of fiscal 2014 (in thousands except per share amounts):

2015 (Unaudited)
Total revenues	$1,830,848
Net income attributable to Blackhawk Network Holdings, Inc.	$41,752
Pro forma EPS—Basic	$0.77
Pro forma EPS—Diluted	$0.74
The pro forma financial information includes adjustments to reclassify acquisition-related costs and acquisition-related employee compensation costs (as discussed above) from 2015 to 2014, to amortize the identifiable technology and intangible assets starting at the beginning of 2014, to reflect the impact on revenue resulting from the step down in basis of deferred revenue from its book value to its fair value as of the beginning of 2014 and to reflect incremental interest expense that we would have incurred under our Original Credit Agreement. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2014.
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
The following table summarizes the final purchase price allocation (in thousands):

Cash and cash equivalents	$4,733
Tangible assets, net	2,093
Cardholder liability	(6,167)
Deferred income taxes	(6,723)
Identifiable intangible and technology assets	26,892
Goodwill	20,385
Total purchase consideration	$41,213
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

3. Investment in Unconsolidated Entities
During 2017, we invested an additional $5.0 million in our entity in China, increasing our ownership to 42.0%. In November 2016, we acquired a 51.2% interest in an entity in Australia, to offer new products and to create solutions for our business clients. Our consideration for this investment consisted of a cash payment of AUD 8 million, or $6 million based on the exchange rate at that time. We determined that these investments are variable interest entities but we are not the primary beneficiary of these entities as we do not have the power to individually direct their activities. Accordingly, we account for these investments under the equity method of accounting.
Other Unconsolidated Entities
We have cost method investments, including an investment previously owned by Spafinder, which we acquired in the fourth quarter of 2016. We present these investments within Other assets on our consolidated balance sheets. We report our share of equity income (loss) in Other income (expense), net in our consolidated statements of income.
The following table summarizes our equity and cost method investments as of year-end 2017 and 2016 (dollars in thousands):

	2017		2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Equity method investments
Investment in China entity	$8,831	42.0%	$4,576	26.5%
Investment in Australia entity	6,823	51.2%	6,392	51.2%
Other equity method investments	330	42.5%	—	—%
Total equity method investments	15,984		10,968
Cost method investments	7,954		7,954
Total unconsolidated entities	$23,938		$18,922

4. Financing

On March 28, 2014, we entered into a credit agreement with a group of banks (the “Original Credit Agreement”). Borrowings under the Original Credit Agreement were secured by a pledge of the assets of Blackhawk Network Holdings, Inc.; substantially all of the assets of certain of its U.S. subsidiaries, including Blackhawk Network, Inc., the primary U.S. operating subsidiary; and some of the shares in certain foreign subsidiaries. On July 27, 2016, in conjunction with the issuance of the Convertible Senior Notes, as described below, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). We repaid all amounts outstanding under our previous revolving line of credit and $276 million of the $426 million outstanding under our term loan such that $150 million remained outstanding under our term loan. The Credit Agreement provides for the extension of credit in an aggregate principal amount up to $700 million, consisting of revolving loans up to $400 million (the “Revolving Credit Facility”) and term loans up to $300 million (the “Term Loan Facility”). We drew $50 million on the term loan on April 20, 2017 and $25 million on November 22, 2017. As of year-end 2017, the term loan has $215 million outstanding with a delayed draw option for up to an additional $75 million. The Credit Agreement also includes an ability to increase aggregate commitments by up to an incremental $300 million if certain criteria are met and lenders choose to participate. The Credit Agreement extended the term of the Credit Agreement to July 2021 and made certain modifications to the financial and other covenants to add operating flexibility, including modification of the leverage covenant and removal of the net worth covenant and the dollar limitation on acquisitions.
On April 25, 2017, we entered into an amendment to the Credit Agreement to extend the term loan commitments provided by the lenders under our Credit Agreement to January 12, 2018 and made certain modifications to the financial and other covenants to add operating flexibility, including modification of the leverage covenant and increasing the dollar limitation on dividends, stock repurchases and other restricted payments under certain conditions.
On August 28, 2017, we entered into the second amendment to the Credit Agreement which, among other things, modified the definition of Consolidated EBITDA. As a result, we can access an increased portion of the available lending commitments to fund permitted acquisitions and for other corporate purposes under the Restated Credit Agreement.
As of year-end 2017, we had no amounts outstanding under our revolving credit facility, other than $122.2 million in outstanding letters of credit under the subfacility, with $277.8 million available under our revolving credit facility. Excluding letters of credit, for 2017, the average amount outstanding under the revolving credit facility was $60.4 million, and the largest amount outstanding was $262.6 million.
We pay interest for our loans (the term loan and amounts outstanding under the revolving credit facility) based on whether we elect to borrow the funds as a LIBOR rate loan or non-LIBOR rate loan. For LIBOR rate loans, we pay interest at the LIBOR rate plus the Applicable Margin (as defined in the Credit Agreement), which may range from 1.25% to 2.25%, based on our Consolidated Total Leverage Ratio (as defined in the Credit Agreement). For non-LIBOR rate loans, we pay interest at a rate equal to (i) the highest of (A) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” (B) the Federal Funds Rate plus 0.50% and (C) one-month LIBOR plus 1.00%, plus (ii) the Applicable Margin, which may range from 0.25% to 1.25%, based on our Consolidated Total Leverage Ratio.
We pay a letter of credit commission on outstanding letters of credit at the Applicable Margin, which may range from 1.25% to 2.25%, based on our Consolidated Total Leverage Ratio. However, for letters of credit secured by cash, we pay a commission of 0.75%.
We pay a commitment fee on the average daily unused portion of the revolving credit facility at the Applicable Margin for that fee, which may range from 0.25% to 0.45%, based on our Consolidated Total Leverage Ratio. We may also pay other fees, as referenced in the Credit Agreement, as amended. During 2017 and 2016, the average interest rates for borrowings were 3.82% and 2.97%, respectively.
Interest cost under the Original Credit Agreement and the Credit Agreement, totaled $12.9 million in 2017, including $11.7 million from borrowings and $1.2 million for amortization of deferred financing costs; total interest cost totaled $14.6 million for 2016, including $12.9 million from borrowings and $1.7 million for amortization of deferred financing costs; total interest cost totaled $13.7 million for 2015, including $12.5 million from borrowings and $1.2 million for amortization of deferred financing costs.
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
Interest expense for the Notes totaled $20.1 million in 2017, including $7.5 million coupon interest and $12.6 million for the amortization of debt issuance costs and debt discount.
Interest expense for the Notes totaled $8.0 million in 2016, including $3.2 million coupon interest and $4.8 million for the amortization of debt issuance costs and debt discount.
Subsequent to year-end, on January 11, 2018, we borrowed an additional $75.0 million of term loan under the Credit Agreement. The terms of the new term loan are substantially similar to the outstanding term loan.

The following table presents the amounts due by maturity date of our term loan and Notes as of year-end 2017 and as of the date we drew the additional $75.0 million (in thousands):

	As of	As of
	December 30, 2017	January 11, 2018
2018	$11,250	$15,000
2019	11,250	15,000
2020	22,500	30,000
2021	170,000	230,000
2022	500,000	500,000
Total amount due	715,000	790,000
Unamortized discount and debt issuance fees	(60,242)	(59,734)
Note payable, net	$654,758	$730,266
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
Share Repurchase
In conjunction with the issuance of the Notes, on July 27, 2016, we repurchased approximately 1.0 million shares of our common stock for $34.8 million during 2016. For more information regarding the shares repurchased in 2017, see Note 13—Earnings per Share.
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

5. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis (see Note 1—Fair Value Measurements). The table below summarizes the fair values of these assets and liabilities as of year-end 2017 and 2016 (in thousands):

	2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$694,075	$—	$—	$694,075
Contingent asset	$—	$—	$6,131	$6,131
Liabilities
Warrants	$—	$20,000	$—	$20,000
Contingent consideration	$—	$—	$3,886	$3,886

	2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$300,015	$—	$—	$300,015
Contingent asset	$—	$—	$—	$—
Liabilities
Warrants	$—	$—	$—	$—
Contingent consideration	$—	$—	$23,752	$23,752
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 investments include money market mutual funds.
Level 2— Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. Level 2 investments include commercial paper. The fair value of the strategic partner warrants is based upon the stock price of the Company, adjusted for the minimum purchase price in the warrant.
Level 3— Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing. Level 3 includes the estimated fair value of our contingent consideration asset and liabilities. We estimate the fair value of the contingent consideration based on our estimates of the probability of achieving the relevant targets and discount rates reflecting the risk of meeting these targets.
In 2017 and 2016, there were no transfers between Levels.
Term loan—As of December 30, 2017, using a discounted cash flow model and Level 2 inputs, we estimate the fair value of our term loan to be approximately $215.0 million.
Convertible notes payable—As of December 30, 2017, the total estimated fair value of the convertible notes was approximately $510.0 million. The fair value was determined based on its closing trading price as of the last day of trading for the period and is considered to be a Level 2 measurement due to its limited trading activity.
Contingent Consideration
We present the change in the fair value of contingent consideration in Change in fair value of contingent consideration and as a non-cash adjustment to net income in our consolidated statements of cash flows. A significant increase (decrease) in our estimates of the amounts payable for and probabilities of achieving the relevant targets could materially increase (decrease) the estimated fair value of contingent consideration. For long-term contingent consideration (amounts due more than a year), a significant decrease (increase) in the discount rate could also materially increase (decrease) the estimated fair value of contingent consideration.

Contingent Asset—In conjunction with the sale of our M&E business (see Note 2—Business Acquisitions and Divestiture), we recorded $6.1 million of contingent earn-out assets, of which $3.2 million was included in Other current assets and $2.9 million was included in Other assets. We estimated the fair value of the contingent consideration using a Monte Carlo simulation model based on our projections of M&E’s revenues and expenses for 2018, using a discount rate of 2.5%.
Contingent Liability
The changes in fair value of contingent consideration liabilities for 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance – beginning of year	$23,752	$—
Addition from acquisition of Extrameasures	—	20,300
Addition from acquisition of Spafinder	—	1,352
Addition from other acquisition (see Note 2—Business Acquisitions and Divestiture)	1,640	—
Divestiture of M&E business	934	—
Change in fair value of contingent consideration	(14,937)	2,100
Settlements	(7,503)	—
Balance – end of year	$3,886	$23,752
The issuance and increase in fair value of contingent consideration during 2016 was related to our acquisitions of Extrameasures and Spafinder (see Note 2—Business Acquisitions and Divestiture). The increase in fair value reflects the passage of time and increases in our projections of the payment of portions of the earn-out. As of year-end 2016, we estimated the fair value of the remaining contingent consideration using a discounted cash flow model based on our estimates of the amounts payable for and probability of achieving the relevant targets and a discount rate of 16.7% on Extrameasures, and of 19.5% on Spafinder.
In 2017, we recorded an addition of $1.6 million related to an acquisition during the year. In conjunction with the sale of our M&E business, we recorded $0.9 million of contingent liabilities related to the retention of certain employees in the M&E business after the sale. During 2017, we paid out $5.5 million related to Extrameasures for achieving relevant targets during the first earn-out year. In addition, related to our other acquisition in 2017, the relevant targets were also achieved, resulting in a $2.0 million earn-out payable, which was included in Other current liabilities. The significant decrease in fair value during 2017 reflects decreases in our projections of the payment of portions of the earn-out, partially offset by the increase due to the passage of time. As of year-end 2017, there were no long-term contingent liabilities.

6. Consolidated Financial Statement Details
Allowances
The table below summarizes the changes in the allowances for doubtful accounts and sales allowances for Settlement receivables and Accounts receivable for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Beginning balance	$8,657	$8,046	$5,547
Provision	1,617	4,544	4,656
Charges against allowances, net of recoveries	(1,855)	(3,933)	(2,157)
Ending balance	$8,419	$8,657	$8,046

Other Current Assets
Other current assets as of year-end 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Inventory	$37,007	$43,950
Deferred expenses	29,172	22,148
Income tax receivables	10,823	13,599
Assets held for sale	23,462	—
Other	64,910	51,678
Total other current assets	$165,374	$131,375
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
Property, Equipment and Technology
Property, equipment and technology as of year-end 2017 and 2016 consisted of the following (dollars in thousands):

	Useful Lives in Years	2017	2016
Leasehold improvements	5	$13,754	$9,018
Computers and related equipment	3 - 5	50,944	45,910
Technology	5	331,192	291,124
Total property, equipment and technology		395,890	346,052
Less accumulated depreciation and amortization		(223,283)	(173,671)
Property, equipment and technology, net		$172,607	$172,381
Depreciation and amortization expense related to property, equipment and technology totaled $55.4 million, $48.4 million and $41.0 million for 2017, 2016 and 2015, respectively, and is included in Processing and services, Costs of products sold, or General and administrative expenses. Capitalized interest related to property and technology totaled $1.0 million, $0.8 million, and $0.5 million for 2017, 2016 and 2015, respectively.

Other Assets
Other assets as of year-end 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Deferred program and contract costs	$53,565	$48,066
Investments (see Note 3—Investment in Unconsolidated Entities)	23,938	18,922
Other receivables	9,235	2,713
Income taxes receivable	2,321	2,358
Deferred financing costs	2,759	2,688
Other	23,418	11,109
Total other assets	$115,236	$85,856
Deferred program and contract costs include long-term program development costs, deferred sales commissions and certain costs we incur to fulfill a customer contract. Amortization expense related to these costs totaled $30.6 million, $29.0 million and $29.0 million and for 2017, 2016 and 2015, respectively.
Other Current Liabilities
Other current liabilities as of year-end 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Payroll and related liabilities	$43,022	$24,944
Income taxes payable	8,056	4,199
Acquisition liability	4,012	6,672
Warrant liability	20,000	—
Other payables and accrued liabilities	25,292	15,361
Liability held for sale	2,441	—
Total other current liabilities	$102,823	$51,176
Acquisition liability represents the current portion of the estimated fair value of our Extrameasures and Spafinder contingent consideration liability (see Note 5—Fair Value Measurements).
Other Liabilities
Other liabilities as of year-end 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Acquisition liability	$1,874	$17,080
Income taxes payable	3,883	6,957
Deferred income and other liabilities	10,990	15,616
Total other liabilities	$16,747	$39,653

The acquisition liability represents the long-term portion of the estimated fair value of our Extrameasures contingent consideration liability (see Note 5—Fair Value Measurements).

Assets held for sale

On October 9, 2017, the Board of Directors approved management’s plan to sell the Cardpool gift card exchange business. As we begin to actively market the Cardpool business, we may identify specific assets and liabilities to be retained by the Company. It is probable that such sale will occur within one year. As a result, beginning from the time the plan was approved, Cardpool’s assets and liabilities were accounted for as held for sale and measured at the lower of its carrying value or fair value less cost to sell. During 2017, the Company recorded impairment charges to reduce the carrying value of the Cardpool reporting unit to its estimated fair value. See Note 7—Goodwill and Other Intangible Assets for additional information on these charges.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities as of December 30, 2017 related to the Cardpool business (in thousands):

December 30, 2017
Other current assets	$5,513
Property, equipment and technology, net	8,527
Goodwill	8,991
Intangible assets, net	431
Total assets	$23,462

Accounts payable and accrued operating expenses	$1,745
Other current liabilities	450
Deferred revenue	246
Total liabilities	$2,441

During the period it was accounted for as an asset held for sale in 2017, the Cardpool business recorded pre-tax loss of $24.5 million which includes $22.5 million goodwill impairment recorded during the fourth quarter of 2017.

7. Goodwill and Other Intangible Assets

We have assigned goodwill to our U.S. Retail, Incentives & Rewards and International segments. During the first quarter of 2017, as a result of changes in reporting financial results to our Chief Operating Decision Maker (“CODM”), we concluded that we would report the international incentives businesses within the International reportable segment (see Note 12—Segment Reporting and Enterprise-Wide Disclosures). Accordingly, we re-allocated a portion of the goodwill from the Incentives & Rewards segment to the International segment based on their relative fair values. As we continue to develop our e-commerce strategy, we also re-allocated a portion of the e-commerce goodwill from U.S. Retail to Incentives & Rewards to align with the way our business is managed.
In 2016, we had performed our annual review of goodwill balances for impairment as of September 11, 2016. For the Cardpool reporting unit, we performed both a qualitative and quantitative assessment of goodwill impairment and determined that Cardpool had an elevated risk of goodwill impairment due to its exposure to lowered expectations of sales volume related to the card exchange business and lower operating margins. Based on this assessment, the fair value of the Cardpool reporting unit exceeded its carrying value by $3.4 million, or 6.9%.
Subsequent to the annual goodwill impairment assessment performed in the fourth quarter of 2016, we continued to monitor the actual performance of Cardpool and determined the fair value of Cardpool was not less than its carrying value for the first and second quarter of fiscal 2017. During the third quarter of 2017, we determined that there were indicators present to suggest that it was more likely than not that the fair value of the Cardpool reporting unit was less than its carrying amount. The significant changes for the Cardpool reporting unit, subsequent to the annual goodwill impairment test performed in the fourth quarter of 2016, included a decline in forecasted operating revenues, operating income and cash flows. To test for impairment, we estimated the fair value of the Cardpool reporting unit under the income approach, discounting estimated future cash flows using a weighted-average cost of capital, based on a rate of return available from similar, alternative investments and reflecting the inherent risks associated with the estimated cash flows. To reduce the carrying value to its estimated fair value, we recorded an impairment charge of $9.0 million during the third quarter of 2017, reducing the carrying value of Cardpool goodwill to $31.5 million. On October 9, 2017, subsequent to the end of the third quarter of 2017, the Board of Directors approved management’s plan to sell the Cardpool gift card exchange business. During the fourth quarter of 2017, Cardpool’s results were less than forecasted, and we performed both a qualitative and quantitative assessment of goodwill impairment. As a result of our sales efforts and assessment, we determined that the carrying value of the net assets of the Cardpool gift card exchange business to be sold was higher than the expected selling price less the costs to sell the business. Accordingly, we recorded an additional impairment charge of $22.5 million in the fourth quarter of 2017, reducing the carrying value of Cardpool goodwill to $9.0 million. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of approximately $0.8 million, which would have resulted in a change to goodwill impairment. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value by $0.2 million, which would have resulted in a change to goodwill impairment.
For reporting units other than Cardpool, we performed our annual review of goodwill balances for impairment as of September 10, 2017. For the Blackhawk Engagement Solutions U.S. (“BES”) reporting unit, we performed both a qualitative and quantitative assessment of goodwill impairment and determined that BES had an elevated risk of goodwill impairment due to lower expectations of sales volume, operating income and cash flows. In November 2017, prior to the completion of the goodwill impairment test as of September 10, 2017, management became aware of the loss or reduction of certain significant planned client programs for BES (events that were not known or knowable as of September 10, 2017); accordingly we performed the goodwill impairment test incorporating such information known in November 2017 and determined that the carrying value of the BES reporting unit exceeded its fair value by $46.0 million. The fair value was determined using a combination of the income approach, discounting estimated future cash flows using a weighted-average cost of capital, based on a rate of return available from similar, alternative investments and reflecting the inherent risks associated with the estimated cash flows, and the market approach, selecting enterprise value multiples of comparable publicly traded companies to derive a valuation. We believe that the income approach is the more reliable indication of value since it incorporates estimated revenues and earnings for the BES reporting unit that the market approach may not directly incorporate. Therefore, a weighting of 75% was assigned to the income approach and a weighting of 25% was assigned to the market approach. As a result of the valuation, we recorded an impairment charge of $46.0 million in the fourth quarter of 2017, reducing the carrying value of the BES goodwill. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of approximately $12.6 million, which would have resulted in a change to goodwill impairment. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value by $5.3 million, which would have resulted in a change to goodwill impairment. As a result of this impairment charge, the net book value of the BES reporting unit was equal to its estimated fair value as of that date.
The fair values of all other reporting units exceeded their carrying values by amounts that did not indicate a significant risk of goodwill impairment based on current projections and valuations.
A summary of changes in goodwill during 2017 is as follows (in thousands):

	2017
	U.S. Retail	Incentives & Rewards	International	Total
Balance, beginning of period	$99,685	$366,508	$104,205	$570,398
Goodwill impairment	(31,500)	(46,000)	—	(77,500)
Re-allocation of international Incentives goodwill	—	(7,152)	7,152	—
Re-allocation of e-commerce goodwill	(10,505)	10,505	—	—
Acquisitions (see Note 2—Business Acquisitions and Divestiture)	81,850	9,919	1,948	93,717
Measurement period adjustments for 2016 acquisitions	2,121	—	(1,509)	612
Asset held for sale (see Note 6—Consolidated Financial Statement Details)	(8,991)	—	—	(8,991)
Divestiture of business (see Note 2—Business Acquisitions and Divestiture)	—	—	(28,843)	(28,843)
Foreign currency translation adjustments	—	1,518	12,494	14,012
Balance, end of year	$132,660	$335,298	$95,447	$563,405

Accumulated goodwill impairment charges were $77.5 million as of year-end 2017.

A summary of changes in goodwill during 2016 is as follows (in thousands):

	2016
	U.S. Retail	Incentives & Rewards	International	Total
Balance, beginning of year	$42,729	$310,604	$49,156	$402,489
Re-allocation of e-commerce goodwill	2,671	(2,671)	—	—
Acquisition of GiftCards	34,427	33,279	—	67,706
Acquisition of NimbleCommerce	10,505	—	—	10,505
Acquisition of Extrameasures	—	27,360	—	27,360
Acquisition of Grass Roots	—	—	54,219	54,219
Acquisition of Samba	—	—	4,074	4,074
Acquisition of Spafinder	9,353	—	—	9,353
Measurement period adjustments for 2015 acquisitions	—	(1,235)	—	(1,235)
Foreign currency translation adjustments	—	(829)	(3,244)	(4,073)
Balance, end of year	$99,685	$366,508	$104,205	$570,398

The Company had no accumulated goodwill impairment charges as of year-end 2016.

Intangible assets as of year-end 2017 are as follows (dollars in thousands):

	Weighted-Average Remaining Life in Years	Gross	Accumulated Amortization	Net
Distribution partner and customer relationships, including backlog	9	$569,445	$(157,618)	$411,827
Patents	5	5,003	(4,584)	419
Domain names, trade names and other intangibles	8	24,699	(5,264)	19,435
Total intangible assets		$599,147	$(167,466)	$431,681

Intangible assets as of year-end 2016 are as follows (dollars in thousands):

	Weighted-Average Remaining Life in Years	Gross	Accumulated Amortization	Net
Distribution partner and customer relationships, including backlog	10	$447,665	$(117,639)	$330,026
Patents	7	6,944	(4,547)	2,397
Domain names, trade names and other intangibles	10	21,238	(3,476)	17,762
Total intangible assets		$475,847	$(125,662)	$350,185

Intangible amortization expense was $67.9 million, $62.0 million and $32.4 million for 2017, 2016 and 2015, respectively.

The following table presents future intangible asset amortization as of year-end 2017 (in thousands):

Fiscal Year	Total
2018	$65,278
2019	57,569
2020	53,629
2021	49,980
2022	47,097
Thereafter	158,128
Total amortization	$431,681

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

2013 Equity Incentive Plan—In March 2013, the Board adopted and our stockholders later approved the 2013 Equity Incentive Plan (the “2013 Plan”) to permit the issuance of up to 3,000,000 shares of our common stock. In May 2015, following approval of our Board of Directors and stockholders, we increased the shares available for issuance by 4,000,000 shares. In June 2017, on approval of our Board of Directors and stockholders, we further increased the shares available for issuance by 2,000,000 shares, limited the value of equity and cash awards made to non-employee directors in any calendar year to $750,000, and prohibited payment of dividends and dividend equivalents on unearned and unvested awards.

Under the terms of the 2013 Plan, we may issue stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and other incentive awards to our employees, consultants, officers and directors. As of year-end 2017, 4,183,000 shares are available for grants under this plan, which includes the additional shares from the 2006 Plan and the 2007 Plan. These shares available for grants exclude shares related to certain performance stock units granted that may be potentially canceled due to non-achievement of the performance goals for the 2017 tranche.

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

Stock Option and Stock Appreciation Rights

We determine the fair value of our stock option awards and stock appreciation rights using a Black-Scholes option pricing model. We did not grant any stock option awards or stock appreciation rights during 2017. The assumptions used to value the option grants for 2016 and 2015 are as follows:

	2016	2015
Expected term (in years)	5	5
Expected volatility	34.8% - 34.9%	36.6% - 37.3%
Risk-free rate	1.1% - 1.9%	1.4% - 1.7%
Expected dividend yield	0%	0%

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

A summary of our stock options and stock appreciation rights activity under all Plans for 2017 is as follows:

	Stock Options and Appreciation Rights (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, year-end 2016	3,065,293	$26.57	3.6	$35,381
2017 activity:
Granted	—	$—
Canceled	(86,083)	$35.37
Exercised	(621,697)	$19.75
Outstanding, year-end 2017	2,357,513	$28.04	2.8	$20,784
Exercisable, year-end 2017	1,633,701	$24.21	2.1	$19,757

The weighted average grant-date fair values of stock options and stock appreciation rights granted during 2016 and 2015 were $11.98 and $13.26 per share, respectively. We recognized stock-based compensation expense for options and appreciation rights of $3.5 million, $7.2 million and $7.7 million in 2017, 2016 and 2015, respectively. Stock-based compensation is reported in the operating expense line item corresponding to the applicable employee compensation expense. As of year-end 2017, the unamortized stock-based expense for options and appreciation rights totaled $3.6 million and is expected to be recognized over the remaining weighted average period of 1.6 years. The total intrinsic value of options exercised and options surrendered upon cashless exercise totaled $12.3 million, $5.6 million and $21.7 million during 2017, 2016 and 2015, respectively.

Restricted Stock and Restricted Stock Units

We determine the fair value for restricted stock and restricted stock unit awards ratably based on the fair value of the stock at the grant date. Restricted stock compensation expense under all plans totaled $29.0 million, $23.4 million and $17.2 million in 2017, 2016 and 2015, respectively, and is reported in the operating expense line item corresponding to the applicable employee compensation expense. The fair values of restricted stock awards that vested during 2017, 2016 and 2015 totaled $26.1 million, $18.4 million and $13.8 million, respectively. As of year-end 2017, unrecognized compensation expense related to nonvested restricted stock and restricted stock unit awards totaled $53.9 million, and is expected to be recognized over the weighted average period of 2.3 years. The following table summarizes restricted stock and restricted stock unit awards during 2017:

	Restricted Stock and Restricted Stock Unit Awards	Weighted Average Grant-Date Fair Value
Nonvested, year-end 2016	1,981,654	$35.45
2017 activity:
Granted	1,219,419	$38.44
Vested	(686,160)	$33.80
Forfeited	(357,209)	$37.13
Nonvested, year-end 2017	2,157,704	$37.39

Performance Stock Units

We grant performance stock unit awards where the number of shares issued is dependent upon both employee service and our financial performance. We recognize compensation expense for performance stock unit awards ratably over the vesting period based on the fair value of the stock at the grant date and based on the number of shares issuable for which we believe that it is probable that the performance condition will be achieved. Performance stock unit compensation expense totaled $0.6 million, $2.4 million and $4.0 million during 2017, 2016 and 2015, respectively, and is reported in the operating expense line item corresponding to the applicable employee compensation expense. No performance stock units vested during 2016 and 2015. The fair values of performance stock awards that vested during 2017 totaled $5.1 million. As of year-end 2017, unrecognized compensation expense related to nonvested performance stock unit awards totaled $5.6 million and is expected to be recognized over the weighted average period of 1.2 year.

The changes in performance stock unit awards for 2017 are as follows:

	Performance Stock Unit Awards	Weighted Average Grant-Date Fair Value
Nonvested, year-end 2016	328,106	$33.07
2017 activity:
Granted	208,925	$38.45
Vested	(134,010)	$26.73
Forfeited	(135,608)	$36.31
Nonvested, year-end 2017	267,413	$38.80

Employee Stock Purchase Plan
During 2017, 2016 and 2015, we issued 189,727 , 193,092 and 124,324 shares, respectively, of our common stock under our ESPP and recognized $1.7 million, $1.7 million and $1.2 million of expense, respectively. As of year-end 2017, there were 1,382,000 shares reserved for future issuances under the ESPP. The assumptions used to value our ESPP for 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Expected term (in years)	0.5	0.5	0.5
Expected volatility	30.65% - 40.63%	30.12% - 36.72%	32.40% - 34.96%
Risk-free rate	1.0% - 1.3%	0.4% - 0.5%	0.1% - 0.3%
Expected dividend yield	0%	0%	0%
Total Employee Stock-Based Compensation
The following table presents total stock-based compensation expense according to the income statement line in the accompanying consolidated statements of income for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Processing and services	$7,301	$5,831	$6,594
Sales and marketing	11,320	10,856	8,536
Cost of products sold	54	102	37
General and administrative	14,033	15,803	14,963
Total stock-based compensation expense	$32,708	$32,592	$30,130

During each of 2017 and 2016, the amount of stock-based compensation capitalized was $2.0 million.
We early adopted ASU 2016-09 Compensation—Stock Compensation (Topic 718) during our first quarter of 2016 on a modified retrospective basis for the income statement impact of forfeitures and income taxes and have retrospectively applied ASU 2016-09 to our consolidated statements of cash flows for the impact of excess tax benefits. Accordingly, we recognized a cumulative adjustment charge of $0.3 million for the adoption of the impact of forfeitures, net of income taxes, and a cumulative adjustment benefit of $10.1 million for the excess tax benefit for the exercise of warrants from prior fiscal years to beginning Retained earnings as of January 3, 2016. The retroactive adjustment to our consolidated statement of cash flows is an increase of $6.8 million in cash flow provided by operating activities for 2015 with a corresponding decrease in cash flow provided by financing activities.

Dividend

On December 14, 2012, our Board of Directors declared a dividend of $1.369 per common share for stockholders of record as of December 18, 2012. For holders of unvested restricted stock awards, the dividend is paid when the shares vest. Additionally, the Board declared a dividend equivalent of $1.369 per common share for restricted stock units to be paid when the award vests and the shares are issued, and a reduction of the exercise price of $1.369 per share for stock option and stock appreciation rights. As of the fiscal year-end 2017, all these related equity awards have vested.

9. Equity Awards Issued to Strategic Partners
Warrants Issued to Strategic Partners
In April 2013, in conjunction with extending a service agreement with a strategic partner, we issued a fully vested warrant to purchase 1,500,000 shares of our common stock at an exercise price of $20.00 per share. The warrant became exercisable in October 2013. Additionally, pursuant to the strategic partner’s anti-dilutive rights, we issued a warrant to purchase 15,306 shares at an exercise price of $20.00 per share. We measured the fair value of the warrant using a Black-Scholes option pricing model and recorded in Additional paid-in capital with a corresponding increase to Intangible assets, which we amortized over the term of the agreement. In November 2015, the strategic partner net exercised all of its fully vested warrants, resulting in the issuance of 859,757 shares. In October 2017, in conjunction with signing an amendment to this service agreement, we issued a fully vested warrant with no service or performance conditions, to purchase up to $20.0 million of our common stock based on the market price of our stock when exercised, as defined in the agreement, subject to a $15.00 floor price and at an exercise price of $0.001 per share. We recorded the fair value of the warrant of $20.0 million within Other current liabilities with a corresponding increase to Intangible assets, which we amortized over the term of the related service agreement, as extended by the amendment. The warrant became exercisable on January 1, 2018. In January 2018, the strategic partner exercised the warrant, resulting in the issuance of 546,395 shares of our common stock.
In March 2015, in conjunction with extending our services agreement with a second strategic partner, we increased the shares issuable under an existing warrant that was originally issued in November 2010, by 166,252 to 550,000 shares at an exercise price of $16.30 per share. We recorded the fair value of the incremental 166,252 shares issuable of $3.1 million in Additional paid-in capital with a corresponding increase to Intangible assets, which we amortized over the term of the extended agreement. In May 2015, the strategic partner net exercised the warrant, resulting in the issuance of 301,662 shares of our common stock.
Total stock-based compensation expense included in Partner distribution expense were $4.9 million, $4.9 million and $4.7 million in 2017, 2016 and 2015, respectively.

10. Income Taxes
Recent Tax Legislation
On December 22, 2017, the Tax Reform Act was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate tax rate from 35% to 21% effective for our fiscal year ending December 29, 2018, while also implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
The Tax Reform Act reduces the federal corporate tax rate to 21% effective for our fiscal year ending December 29, 2018. We recorded income tax expense for the remeasurement of the net deferred tax assets of $125.1 million to our income tax expense during the year ended December 30, 2017.
The Deemed Repatriation Transition Tax (the “Transition Tax”) is a tax on previously untaxed accumulated earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate and recorded a provisional Transition Tax obligation of $1.1 million.
The Tax Reform Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. We will be subject to the GILTI provision effective for our fiscal year ending December 29, 2018 and are in the process of analyzing its effects, including how to account for the GILTI provision from an accounting policy standpoint.
We recognized the income tax effects of the Tax Reform Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Reform Act was signed into law. The guidance addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed
(including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. As such, the financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. Pursuant to the SAB 118, we are allowed a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.

The provisional income tax expense is subject to revisions as we complete our analysis of the Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the Tax Reform Act will be completed during the measurement period.
We are party to various tax sharing agreements with Safeway, which are important to understanding our income taxes. See Note 1—Income Taxes for additional information.
The components of income before income tax expense (benefit) for 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Domestic	$(49,833)	$(3,533)	$72,298
Foreign	12,743	4,469	307
Income before income tax expense (benefit)	$(37,090)	$936	$72,605
The components of income tax expense (benefit) for the years ended 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Current:
Federal	$483	$(1,215)	$(6,403)
State	(707)	949	(942)
Foreign	7,748	5,063	4,331
Total current	7,524	4,797	(3,014)
Deferred:
Federal	118,974	(3,186)	28,650
State	(4,772)	(1,275)	6,003
Foreign	(3,926)	(4,438)	(4,843)
Total deferred	110,276	(8,899)	29,810
Income tax expense (benefit)	$117,800	$(4,102)	$26,796

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to our income taxes for 2017, 2016 and 2015 is as follows (dollars in thousands):

	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense (benefit) at federal statutory rate	$(12,982)	35.0%	$327	35.0%	$25,412	35.0%
State income tax expense (benefit), net of federal impact	(3,854)	10.4%	439	46.9%	3,469	4.8%
Foreign rate differential	(761)	2.1%	(939)	(100.3)%	(773)	(1.1)%
Change in fair value of contingent consideration	—	—%	—	—%	(2,978)	(4.1)%
Compensation subject to certain limits	702	(1.9)%	894	95.5%	1,180	1.6%
Stock-based compensation	(2,341)	6.3%	(956)	(102.1)%	316	0.4%
Change in valuation allowance	1,732	(4.7)%	—	—%	—	—%
Acquisition related	152	(0.4)%	(2,945)	(314.6)%	758	1.0%
R&D credits	(948)	2.6%	(1,440)	(153.9)%	(1,130)	(1.5)%
Goodwill impairment	10,670	(28.8)%	—	—%	—	—%
U.S. Tax Reform Impact	126,198	(340.2)%	—	—%	—	—%
Other	(768)	2.0%	518	55.2%	542	0.8%
Total income tax expense (benefit) /effective tax rate	$117,800	(317.6)%	$(4,102)	(438.3)%	$26,796	36.9%

The components of our deferred tax assets (liabilities) at year-end 2017 and 2016 were as follows (in thousands):

	2017	2016
Deferred tax assets:
Depreciation and amortization	$112,642	$217,497
Net operating loss carryforwards	38,070	49,473
Accrued expenses	7,019	4,932
Non-deductible reserves	6,829	9,450
Deferred revenue	32,198	29,803
Stock-based compensation	10,293	21,497
Convertible debt	2,416	4,636
Other	8,787	8,622
Deferred tax assets	218,254	345,910
Valuation allowance	(8,641)	(8,283)
Total deferred tax assets	209,613	337,627
Deferred tax liabilities:
Prepaids	(1,200)	(3,212)
Total deferred tax liabilities	(1,200)	(3,212)
Net deferred tax assets	$208,413	$334,415
Balance sheet presentation:
Long-term deferred tax assets	236,496	362,302
Long-term deferred tax liabilities	(28,083)	(27,887)
Net deferred tax assets	$208,413	$334,415

At year-end 2017, we had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $131.1 million, resulting from our acquisitions of CashStar in 2017, NimbleCommerce in 2016, Achievers in 2015, and of Parago, CardLab and Incentec in 2014, which, if not utilized, will begin to expire in 2018. The utilization of such NOL carryforwards are subject to limitations pursuant to Internal Revenue Code Section 382.
We have California state NOL carryforwards of approximately $21.4 million, resulting from our acquisition of Nimble Commerce in 2016, Achievers in 2015 and of Parago in 2014, which, if not utilized, begin to expire in 2028. A full valuation allowance is recorded against the California state NOL carryforwards. These NOL carryforwards expire at various dates from 2028 to 2034.
Additionally, we have NOL carryforwards in certain foreign jurisdictions of approximately $45.9 million, of which $3.9 million expire at various dates from 2018 to 2036 and the remaining balance carries forward indefinitely.
At year-end 2017 and 2016, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to U.S. and foreign capital losses and operating losses in certain states and various non-U.S. jurisdictions that we believe are not likely to be realized. The total change in valuation allowance for the year ended 2017 was a $0.4 million increase.
We operate under a tax holiday in El Salvador, which is currently effective indefinitely under qualified service operations. The impact of this tax holiday was immaterial for the years ended 2017, 2016, and 2015.
At year-end 2017, we are currently evaluating outside basis differences with respect to our foreign operations due to the recently enacted Tax Reform Act. To the extent there are undistributed earnings of our foreign operations (approximately $38.2 million) they are considered permanently reinvested. Accordingly, no deferred tax liability has been recognized, with exception of the Tax Reform Act’s Transition Tax, for the remittance of such earnings to the United States, since our intention is to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax efficient to do so. Determination of the amount of unrecognized deferred income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the income tax liability.
The following table presents the aggregate changes in the balance of gross unrecognized tax benefit (in thousands):

	2017	2016	2015
Gross unrecognized tax benefits, beginning balance	$13,877	$12,680	$3,808
Increase for tax position from prior fiscal years and current year acquisitions	6,004	977	8,633
Decrease for tax position from prior fiscal years	(2,234)	(388)	(446)
Settlements	(177)	—	—
Increases for tax positions taken during current fiscal year	601	760	938
Lapses of statutes of limitations	(2,879)	(41)	(161)
Foreign exchange rate difference	151	(111)	(92)
Gross unrecognized tax benefits, ending balance	$15,343	$13,877	$12,680
Changes in the balance of gross unrecognized tax benefit due to lapses of statutes of limitations for 2017 are primarily related to unrecognized state tax benefits which are included on the “State income tax expense (benefit)” line of the effective tax rate reconciliation table above.
As of year-end 2017 and 2016, the balance of unrecognized tax benefits included tax positions of $14.0 million and $11.3 million, respectively, which would reduce our effective income tax rate if recognized in future periods. We accrue interest and penalties related to unrecognized tax benefits as income tax expense. Income tax expense (benefit) included interest and penalties on unrecognized tax benefits of $(1.0) million, $0.4 million and $(0.1) million for 2017, 2016 and 2015, respectively. Accrued interest and penalties totaled $0.6 million and $1.6 million at year-end 2017 and 2016, respectively.
We do not anticipate that unrecognized tax benefits will significantly change in the next 12 months.
Before the Spin-Off, we filed income tax returns as part of Safeway’s consolidated group with federal and certain state and local tax authorities within the United States and filed our own income tax returns with certain state and local tax authorities. After the Spin-Off, we file our own income tax returns with federal and certain state and local tax authorities within the United States. Both prior to and after the Spin-Off, our foreign subsidiaries operate and file income tax returns in various foreign jurisdictions. The IRS examination of Safeway’s federal income tax returns for 2011 is complete and with limited exceptions we are no longer subject to federal income tax examinations for fiscal years before 2012, and are no longer subject to state and local income tax examinations for fiscal years before 2012.
11. Commitments and Contingencies
Lease commitments
Our principal executive offices are located in Pleasanton, California. In February 2016, we entered into a lease for the entire building. The lease expires in 2027 with an option to extend the lease by five years. We also lease other offices, data centers and warehouse space within and outside the U.S. under operating leases expiring at various dates through 2025. We have no obligations under capital leases. Rental expense under operating leases was $21.1 million, $17.2 million and $10.5 million for 2017, 2016 and 2015, respectively.

Future minimum operating lease payments as of year-end 2017 are as follows (in thousands):

Fiscal Year	Operating Leases
2018	$19,829
2019	16,099
2020	14,100
2021	13,838
2022	10,698
Thereafter	27,404
Total minimum lease payments	$101,968
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

Future commitments to our distribution partners as of year-end 2017 are as follows (in thousands):

Fiscal Year	Distribution Partner Commitments
2018	$123,922
2019	47,771
2020	30,458
2021	26,751
2022 and after	26,574
Distribution partner commitments (uncertainty in timing of future payments)	6,232
Total	$261,708

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

In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to indirect or other value added taxes typically on commissions or fees received from non-resident content providers. After the application of third party indemnities, our present exposure is approximately $4.3 million, primarily in a single jurisdiction. If we were to be assessed for this exposure, we believe it is probable that we will prevail.

12. Segment Reporting and Enterprise-Wide Disclosures
Segments
Our three reportable segments are U.S. Retail, International and Incentives & Rewards. During the first quarter of 2016, as a result of changes in reporting financial results to our CODM, we concluded that we should split our historical e-commerce segment, which we had reported in Incentives & Rewards, into two segments: e-commerce Retail, which we report in U.S. Retail, and e-commerce Incentives, which we report in Incentives & Rewards. We have not retroactively adjusted 2015 segment information as the results of the e-commerce Retail segment were immaterial. We do not assess performance based on assets and do not provide information on the assets of our reportable segments to our CODM. The key metrics used by our CODM to assess segment performance include Operating revenues, Operating revenues, net of Partner distribution expense and segment profit.

The following tables present the key metrics used by our CODM for the evaluation of segment performance, including certain significant noncash charges (consisting of certain depreciation and amortization of property, equipment and technology and strategic partner stock-based compensation expense) which have been deducted from the segment profit amounts shown below, and reconciliations of these amounts to our consolidated financial statements (in thousands):

	2017
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$1,233,861	$338,311	$659,434	$2,231,606
Partner distribution expense	665,088	22,793	352,425	1,040,306
Operating revenue net of distribution partner expense	568,773	315,518	307,009	1,191,300
Other operating expenses	538,977	353,511	303,420	1,195,908
Segment profit (loss) / Operating income (loss)	$29,796	$(37,993)	$3,589	(4,608)
Other income (expense)				(32,482)
Income (loss) before income tax expense				$(37,090)
Significant noncash charges	$98,097	$94,597	$36,793

	2016
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$1,125,757	$280,217	$493,804	$1,899,778
Partner distribution expense	595,893	20,419	316,830	933,142
Operating revenue net of distribution partner expense	529,864	259,798	176,974	966,636
Other operating expenses	467,203	287,882	188,302	943,387
Segment profit (loss) / Operating income	$62,661	$(28,084)	$(11,328)	23,249
Other income (expense)				(22,313)
Income before income tax expense				$936
Significant noncash charges	$53,751	$85,171	$27,029

	2015
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$1,165,828	$197,060	$438,190	$1,801,078
Partner distribution expense	577,661	16,591	279,791	874,043
Operating revenue net of distribution partner expense	588,167	180,469	158,399	927,035
Other operating expenses	465,464	206,121	167,704	839,289
Segment profit (loss) / Operating income	$122,703	$(25,652)	$(9,305)	87,746
Other income (expense)				(15,141)
Income before income tax expense				$72,605
Significant noncash charges	$46,719	$45,678	$13,806
Products
We group our products as:

•
Retail—Revenues resulting from the sale of prepaid products to consumers at our retail distribution partners and online and the sale of telecom handsets to retail distribution partners for resale to consumers.

•	Incentives—Revenues resulting from the sale of prepaid products, software and services to our business clients.

•	Other—Revenues from our secondary card market and card production.
The following table summarizes operating revenues according to product for 2017, 2016 and 2015 (dollars in thousands):

	2017		2016		2015
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Retail	$1,764,092	79.0%	$1,383,499	72.8%	$1,453,129	80.6%
Incentives	338,311	15.2%	289,140	15.2%	211,964	11.8%
Other	129,203	5.8%	227,139	12.0%	135,985	7.6%
Total	$2,231,606	100.0%	$1,899,778	100.0%	$1,801,078	100.0%
Geography
The following table presents revenue by geographic area generally based on the location of the card activation or value load for 2017, 2016 and 2015 (dollars in thousands):

	2017		2016		2015
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
United States	$1,546,898	69.3%	$1,382,188	72.8%	$1,352,872	75.1%
International	684,708	30.7%	517,590	27.2%	448,206	24.9%
Total	$2,231,606	100.0%	$1,899,778	100.0%	$1,801,078	100.0%

The following table presents our long-lived Property, equipment and technology, net by geographic area based on the locations of the assets as of year-end 2017 and 2016 (dollars in thousands):

	2017		2016
	Long-Lived Assets	Percent of Total Long-Lived Assets	Long-Lived Assets	Percent of Total Long-Lived Assets
United States	$145,607	84.3%	$149,020	86.4%
Canada	18,054	10.5%	16,002	9.3%
Other foreign countries	8,946	5.2%	7,359	4.3%
Total	$172,607	100.0%	$172,381	100.0%
Major Customers and Significant Concentrations
Our distribution partners represent a significant concentration of risk for us as we are dependent on our distribution partners for the sale of prepaid cards to end consumers. Revenue generated from card activations and other product sales at our three largest distribution partners totaled 10%, 6% and 4% of our total operating revenues for 2017; 12%, 7% and 5% for 2016; and 12%, 5% and 9% for 2015. Outstanding receivables from such distribution partners, consisting primarily of Settlement receivables, totaled $44.7 million, $23.8 million and $73.5 million at year-end 2017, respectively, and $26.9 million, $14.5 million and $28.0 million at year-end 2016, respectively.
We generate a significant portion of our total revenues from our relationships with the issuing banks of our Visa gift and open loop incentive cards, including program management, interchange and other fees paid by the issuing banks; purchase fees paid by consumers; and incentive card fees paid by business clients. These revenues generated by our relationship with one of our issuing banks totaled 13%, 13% and 15% of our total operating revenues for 2017, 2016 and 2015, respectively. Outstanding receivables from this issuing bank totaled $86.0 million and $91.3 million at year-end 2017 and 2016, respectively.
One content provider accounted for 11%, 13% and 14% of our total operating revenues for 2017, 2016 and 2015, respectively.
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
The following table provides reconciliations of net income and shares used in calculating basic EPS to those used in calculating diluted EPS (in thousands, except per share amounts):

	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to Blackhawk Network Holdings, Inc.	$(155,768)	$(155,768)	$4,658	$4,658	$45,609	$45,609
Distributed and undistributed earnings allocated to participating securities	—	—	(28)	(28)	(151)	(147)
Net income attributable to common stockholders	$(155,768)	$(155,768)	$4,630	$4,630	$45,458	$45,462
Weighted-average common shares outstanding	56,287	56,287	55,734	55,734	54,294	54,294
Common share equivalents		—		1,526		2,019
Weighted-average shares outstanding		56,287		57,260		56,313
Earnings (loss) per share	$(2.77)	$(2.77)	$0.08	$0.08	$0.84	$0.81

The weighted-average common shares outstanding for diluted EPS excluded approximately 5,016,000, 1,663,000 and 500,000 potential common stock outstanding for 2017, 2016 and 2015, respectively, because the effect would have been anti-dilutive. Potential common stock outstanding results in fewer common share equivalents as a result of the treasury stock method.
Share Repurchase
In October 2016, the Company's Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $100.0 million of the Company's outstanding common stock over a period of up to two years. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, or as otherwise may be determined by the authorized officers of the Company, in compliance with applicable state and federal securities laws. In October 2017, we repurchased 1.2 million shares for $40.0 million. As of year-end 2017, $60.0 million remained available for stock repurchases. For more information regarding the shares repurchased in 2016, see Note 4—Financing.

14. Related-Party Transactions
Relationship with Safeway and Albertsons
Revenues and Expenses
As discussed in Note 1, until April 14, 2014, we were a subsidiary of Safeway. Following the Spin-Off, several members of our Board remained members of Safeway’s board of directors, including one Board member who was Safeway’s CEO. Following Safeway’s acquisition by AB Acquisition LLC in January 2015 (the “Acquisition”), Safeway’s CEO became the CEO of the combined entity (“Albertsons/Safeway”) and remained the CEO through April 2015. Accordingly, we consider Safeway as a related party through the Acquisition and consider Albertsons/Safeway as a related party from the Acquisition through April 2015. Although we are no longer a related party with Albertsons/Safeway, we continue to recognize revenues and expenses related to our agreements. Our distribution and other agreements with Albertsons/Safeway are on equivalent terms with our other partners. The following table presents such related party revenues and expenses for Safeway through the Acquisition and for Albertsons/Safeway from the Acquisition through April 2015 (in thousands):

2015
OPERATING REVENUES:
Commissions and fees	$72
Program and other fees	471
Product sales	1,323
Total operating revenues	$1,866
OPERATING EXPENSES:
Partner distribution expense	17,069
Processing and services	(288)
General and administrative	607
Total operating expenses	$17,388
Distribution Commissions and Revenue
Safeway and Albertsons/Safeway is one of our significant retail distribution partners. Partner distribution expense related to Safeway and Albertsons/Safeway as a related party totaled $17.1 million (through April 2015) for 2015. Safeway and Albertsons/Safeway reimburse us for certain costs which we record as a reduction of Processing and services expense.
We also earn revenue from Safeway and Albertsons/Safeway for the sale of telecom handsets and the management of Safeway’s gift card program. Such revenues totaled $1.9 million (through April 2015) for 2015.
General Corporate Expenses and Facilities Rental
Safeway and Albertsons/Safeway provide certain corporate services to us, primarily related to facilities rent and tax services. Safeway and Albertsons/Safeway charges us for actual or estimated costs to provide these services. Such costs totaled $0.6 million (through April 2015) in 2015, which we include in General and administrative.

Management of all companies believes that the allocation methodology is reasonable and considers the charges to be a reasonable reflection of the cost of services provided. These charges may not, however, reflect the actual expense that we would have incurred as an independent company for the periods presented.
Other related party transactions
With respect to certain of our other equity method investments, we recognized $0.3 million of revenue in each of 2017, 2016 and 2015, which we report in Commissions and fees in our consolidated statements of income, related to our distribution of their products.
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

15. Selected Quarterly Financial Data (Unaudited)
Our fiscal quarters consist of three 12-week quarters and one 16-week or 17-week fiscal fourth quarter. Selected summarized quarterly financial information for 2017 and 2016 is as follows.

	Q4'17	Q3'17	Q2'17	Q1'17	Q4'16	Q3'16	Q2'16	Q1'16
	(in thousands, except per share data)
Operating revenues	$941,965	$419,259	$463,146	$407,236	$780,550	$361,560	$391,206	$366,462
Operating income (loss) (1)	$29,525	$(12,701)	$(4,401)	$(17,031)	$51,363	$(10,093)	$(14,977)	$(3,044)
Net income (loss) attributable to Blackhawk Network Holdings, Inc. (2)	$(128,165)	$(7,766)	$(6,351)	$(13,486)	$24,650	$(5,102)	$(11,337)	$(3,553)
Earnings (loss) per share:
Basic	$(2.28)	$(0.14)	$(0.11)	$(0.24)	$0.44	$(0.09)	$(0.20)	$(0.06)
Diluted	$(2.28)	$(0.14)	$(0.11)	$(0.24)	$0.43	$(0.09)	$(0.20)	$(0.06)

(1)
We recorded goodwill impairment charges of $9.0 million and $68.5 million in the third and fourth quarters of 2017, respectively. See Note 7 —Goodwill and Other Intangible Assets for additional information on these charges.

(2)
As a result of the Tax Reform Act that was signed into law on December 22, 2017, we recorded income tax expense for the remeasurement of the net deferred tax assets of $125.1 million to our income tax expense during the fourth quarter of 2017. See Note 10 —Income Taxes for additional information on these charges.

16. Subsequent Event
Merger Agreement
On January 16, 2018, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”), dated as of January 15, 2018, with BHN Holdings, Inc., a Delaware corporation (“Parent”), and BHN Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. Our Board of Directors has unanimously approved the Merger Agreement. Our stockholders will be asked to vote on the adoption of the Merger Agreement at a special stockholders meeting that will be held on a date to be announced. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of a majority of the outstanding shares of common stock of the Company entitled to vote at the special stockholders meeting. We currently expect the transaction, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to close mid-2018.
Under the terms of the Merger Agreement, Parent has agreed to acquire the Company in an all-cash transaction for a total consideration of approximately $3.5 billion, which includes repayment of our debt. Upon the terms and subject to the conditions of the merger agreement, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares of common stock owned by us, Parent, Merger Sub, any direct or indirect wholly owned subsidiary of us or of Parent and shares of common stock owned by our stockholders who have perfected and not withdrawn a demand for (or otherwise lost their right to) appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware) will at the effective time of the Merger be converted into the right to receive $45.25 in cash, without interest and subject to required withholding taxes, representing a premium of 24.0% over our closing share price of $36.50 on January 12, 2018 and a premium of 29.3% over the average closing share price during the 90 calendar days ended January 12, 2018.
The Merger Agreement contains certain termination rights for the parties, including that, in general, either Parent or the Company may terminate the Merger Agreement if the Merger is not consummated by July 31, 2018 (subject to extension of up to three months in the aggregate under certain circumstances) or if stockholder approval is not obtained at a meeting of our stockholders at which a vote on the adoption of the Merger Agreement is taken. We may also terminate the Merger Agreement if Parent fails to consummate the Merger following satisfaction or waiver of the conditions to Parent’s and Merger Sub’s obligations to consummate the Merger and completion of a specified marketing period for Parent’s debt financing. Parent may also terminate the Merger Agreement if our Board of Directors makes a Change of Recommendation (as defined in the Merger Agreement) or fails to recommend against a publicly disclosed tender offer or exchange offer within a specified time period. Other termination rights are set forth in the Merger Agreement.
The Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee of $109 million. The Merger Agreement further provides that Parent will be required to pay us a termination fee of $136.2 million if the Merger Agreement is terminated under specified circumstances. The Merger Agreement also provides for reimbursement of Parent’s expenses by us up to $6.8 million if the Merger Agreement is terminated under specified circumstances and a termination fee is payable by us, and reimbursement of Parent’s expenses by us up to $27.2 million if the Merger Agreement is terminated as a result of the failure to obtain the requisite affirmative vote adopting the Merger Agreement at a special stockholders meeting approval and no termination fee is otherwise payable.
Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. Silver Lake Partners V, L.P. (“Silver Lake”) and P2 Capital Master Fund I, L.P. (“P2 Capital”) have committed to capitalize the Parent to fund the transactions.
Additionally, Silver Lake and P2 Capital have each entered into a limited guarantee, pursuant to which they have agreed to guarantee, on the terms and conditions set forth therein, their respective applicable percentage of the payment obligations of Parent with respect to (i) the termination fee of $136.2 million, if and when due pursuant to the Merger Agreement and (ii) certain reimbursement and indemnification obligations that may become payable by Parent pursuant to the Merger Agreement.
In connection with the execution of the Merger Agreement, Parent entered into a voting and support agreement (the “Voting and Support Agreement”) with P2 Capital, P2 Capital Master Fund VI, L.P., a Delaware limited partnership, and P2 Capital Master Fund XII, L.P., a Delaware limited partnership (together, the “P2 Stockholders”) and P2 Capital Partners, LLC, a Delaware limited liability company (together, with the P2 Stockholders, the “P2 Parties”), pursuant to which the P2 Stockholders agreed, among other things, to vote the shares of Company common stock over which they have voting power (i) in favor of the adoption of the Merger Agreement, approval of the Merger and the transactions contemplated by the Merger Agreement and in favor of any other matter submitted to the Company’s stockholders necessary to consummate the Merger and (ii) against a change in the Board of Directors, against alternative acquisition proposals and against any other proposal or action that would constitute a breach of the Merger Agreement or prevent, frustrate, impede, interfere with, materially delay or adversely affect the Merger or other transactions contemplated by the Merger Agreement. In addition, each of the P2 Stockholders irrevocably granted to, and appointed, Parent and any duly appointed designee thereof as such P2 Stockholder’s proxy and attorney-in-fact, for and in the name, place and stead of such P2 Stockholder, to attend any meeting of the Company’s shareholders on behalf of such P2 Stockholder with respect to the matters set forth above in clauses (i) and (ii),  to include such P2 Stockholder’s shares of Company common stock in any computation for purposes of establishing a quorum at any such meeting and to vote such P2 Stockholder’s shares of Company common stock in connection with any such meeting. The Voting and Support Agreement also contains certain restrictions on the transfer of shares of common stock by the P2 Stockholders and contains a waiver of appraisal rights. The Voting and Support Agreement will terminate upon the earlier of the consummation of the Merger, the valid termination of the Merger Agreement in accordance with its terms or the mutual written consent of the parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of December 30, 2017, our internal control over financial reporting is effective. Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 30, 2017 did not include the internal controls of CashStar acquired in August 2017. The financial statements of this subsidiary outside of our control environment excluding goodwill and intangibles constitute 2.7% of our total assets and 1.3% of total operating revenues of our consolidated financial statements. Our independent registered public accounting firm audited the consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting. Their audit reports appear on pages 75 and 140 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In August 2017, we completed the acquisition of CashStar. We are in the process of integrating internal controls at CashStar into our control structure. We consider the ongoing integration of CashStar to represent a material change in our internal control over financial reporting. During 2017, we integrated Grass Roots, which we had acquired in 2016, into our internal control structure. We consider the integration of Grass Roots to represent material changes in our internal control over financial reporting. With the exception of these changes, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Blackhawk Network Holdings, Inc.
Pleasanton, CA

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Blackhawk Network Holdings, Inc. and subsidiaries (the "Company") as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2017 of the Company and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph referring to the Company’s (i) change in 2017 in its method for computing the amount of the impairment charge to be recorded if it determines that goodwill is impaired, due to the early adoption of Accounting Standards Update (“ASU”) 2017-04 Goodwill and Other - Simplifying the Test for Goodwill Impairment; (ii) change in 2016 in its method of accounting for recognition of breakage revenue from certain financial liabilities due to the adoption of ASU 2016-04 Liabilities - Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Cards, and (iii) change in 2016 in its method of accounting for recognition of share-based compensation due to the adoption of ASU 2016-09 Compensation - Stock Compensation.

As described in “Management’s Report on Internal Control over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at CashStar, Inc. and its subsidiaries (collectively “CashStar”), acquired in August 2017 whose financial statements constitute approximately 2.7% of total assets, and approximately 1.3% of total operating revenues of the consolidated financial statement amounts as of and for the year ended December 30, 2017. Accordingly, our audit did not include the internal control over financial reporting at CashStar.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California
February 27, 2018

ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III.
Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act. If the Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period (the “10-K Amendment”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item regarding our directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the caption “Election of Directors,” “Corporate Governance” and “Executive Officers” in the Proxy Statement or under “Item 10. Directors, Executive Officers and Corporate Governance” in the 10-K Amendment. Information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement or the 10-K Amendment.
Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. A copy of the Company’s Code of Business Conduct and Ethics is available in the Corporate Governance section of our website (http://ir.blackhawknetwork.com) located under the Investor Overview heading and is also available in print upon request. Any amendments or waivers of the Code of Business Conduct and Ethics also will be posted on our website within four business days following the amendment or waiver as required by applicable rules and regulations of the SEC and the rules of the Nasdaq Stock Market. The contents of our website are not incorporated by reference into the Proxy Statement or the 10-K Amendment.

ITEM 11. EXECUTIVE COMPENSATION
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Corporate Governance” in the Proxy Statement or under “Item 11. Executive Compensation” in the 10-K Amendment.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement or under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 10-K Amendment.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement or the 10-K Amendment. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Corporate Governance—Independence of the Board of Directors” in the Proxy Statement or under “Item 13. Certain Relationships and Related Transactions, and Director Independence” in the 10-K Amendment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement or under “Item 14. Principal Accounting Fees and Services” in the 10-K Amendment.

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
3. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 24, 2014, by and among Parago, Inc., Blackhawk Network Holdings, Inc., BH Monarch Merger Sub, Inc. and TH Lee Putnam Ventures, L.P., solely in its capacity as the seller representative.	8-K	001-35882	2.1	September 25, 2014
2.2	First Amendment to Agreement and Plan of Merger by and among Blackhawk Network Holdings, Inc., Parago, Inc., BH Monarch Merger Sub, Inc., and TH Lee Putnam Ventures, L.P., dated October 7, 2014.	8-K	001-35882	2.1	October 10, 2014
2.3	Agreement and Plan of Merger, dated as of January 15, 2018, by and among Blackhawk Network Holdings, Inc., BHN Holdings, Inc., and BHN Merger Sub, Inc.	8-K	001-35882	2.1	January 16, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	8-A 12B/A	001-35882	3.1	May 13, 2015
3.2	Third Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.1	June 9, 2017
3.3	Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.1	April 25, 2013
3.4	Amendment to Amended and Restated Bylaws of Blackhawk Network Holdings, Inc., effective as of April 17, 2017.	8-K	001-35882	3.1	April 18, 2017
3.5	Second Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.2	June 9, 2017
4.1	Specimen Stock Certificate.	8-A 12B/A	001-35882	4.1	May 13, 2015
4.2	Indenture related to the 1.50% Convertible Senior Notes due 2022, dated as of July 27, 2016, among Blackhawk Network Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-35882	4.1	July 28, 2016

4.3	Form of 1.50% Convertible Senior Note due 2022 (included with Exhibit 4.2).	8-K	001-35882	4.2	July 28, 2016
10.1	Amended and Restated Credit Agreement dated as of July 27, 2016, by and among the Company and the lenders identified on the signature pages thereto, including Wells Fargo Bank, National Association, as both lender and administrative agent.	8-K	001-35882	10.1	August 1, 2016
10.2	Reaffirmation Agreement dated as of July 27, 2016, executed by the Company and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.2	August 1, 2016
10.3	First Amendment to Credit Agreement dated as of April 25, 2017, by and among Blackhawk Network Holdings, Inc., as borrower, the financial institutions signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.1	April 27, 2017
10.4	Second Amendment to Credit Agreement dated as of August 28, 2017, by and among Blackhawk Network Holdings, Inc., as borrower, the financial institutions signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	10-Q	001-35882	10.1	October 17, 2017
10.5	Reaffirmation Agreement dated as of August 28, 2017, executed by the Company and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent.	10-Q	001-35882	10.2	October 17, 2017
10.6	Subsidiary Guaranty Agreement dated as of March 28, 2014, made by certain of the Company’s subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.2	April 1, 2014
10.7	Collateral Agreement dated as of March 28, 2014, by and among the Company and certain of its subsidiaries and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.3	April 1, 2014
10.8	Letter Agreement, dated July 21, 2016, between the Company and Wells Fargo Bank, National Association, regarding Note Hedge Transaction.	8-K	001-35882	10.1	July 28, 2016
10.9	Letter Agreement, dated July 21, 2016, between the Company and Bank of America, N.A., regarding Note Hedge Transaction.	8-K	001-35882	10.2	July 28, 2016
10.10	Letter Agreement, dated July 21, 2016, between the Company and Bank of Montreal, regarding Note Hedge Transaction.	8-K	001-35882	10.3	July 28, 2016
10.11	Letter Agreement, dated July 21, 2016, between the Company and Wells Fargo Bank, National Association, regarding Warrant Transaction.	8-K	001-35882	10.4	July 28, 2016
10.12	Letter Agreement, dated July 21, 2016, between the Company and Bank of America, N.A., regarding Warrant Transaction.	8-K	001-35882	10.5	July 28, 2016
10.13	Letter Agreement, dated July 21, 2016, between the Company and Bank of Montreal, regarding Warrant Transaction.	8-K	001-35882	10.6	July 28, 2016
10.14	Letter Agreement, dated July 22, 2016, between the Company and Wells Fargo Bank, National Association, regarding Note Hedge Transaction.	8-K	001-35882	10.7	July 28, 2016
10.15	Letter Agreement, dated July 22, 2016, between the Company and Bank of America, N.A., regarding Note Hedge Transaction.	8-K	001-35882	10.8	July 28, 2016

10.16	Letter Agreement, dated July 22, 2016, between the Company and Bank of Montreal, regarding Note Hedge Transaction.	8-K	001-35882	10.9	July 28, 2016
10.17	Letter Agreement, dated July 22, 2016, between the Company and Wells Fargo Bank, National Association, regarding Warrant Transaction.	8-K	001-35882	10.10	July 28, 2016
10.18	Letter Agreement, dated July 22, 2016, between the Company and Bank of America, N.A., regarding Warrant Transaction.	8-K	001-35882	10.11	July 28, 2016
10.19	Letter Agreement, dated July 22, 2016, between the Company and Bank of Montreal, regarding Warrant Transaction.	8-K	001-35882	10.12	July 28, 2016
10.20	Lease Agreement by and between 6200 Stoneridge Mall Road Investors LLC, a Delaware limited liability company, as landlord and Blackhawk Network, Inc., an Arizona corporation, as tenant, effective as of December 1, 2015.	10-K	001-35882	10.8	March 2, 2016
10.21	First Amendment to Lease Agreement, effective as of September 22, 2016, between Blackhawk Network, Inc. and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-35882	10.15	October 19, 2016
10.22	Second Amendment to Lease Agreement, effective as of April 21, 2017, between Blackhawk Network, Inc. and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-35882	10.4	July 26, 2017
10.23	Amended and Restated Tax Sharing Agreement, dated as of April 11, 2014, by and among Safeway Inc., Blackhawk Network Holdings, Inc. and certain affiliates.	8-K	001-35882	10.1	April 14, 2014
10.24+	Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan, and Amendment No. 1 to Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1/A	333-187325	10.19	April 3, 2013
10.25+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1	333-187325	10.20	March 18, 2013
10.26+	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement for Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1	333-187325	10.21	March 18, 2013
10.27+	Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan, and Amendment No. 1 to Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1/A	333-187325	10.22	April 3, 2013
10.28+	Form of Non-Qualified Stock Option Grant Notice and Non-Qualified Stock Option Agreement for Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.23	March 18, 2013
10.29+	Form of Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement for Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.24	March 18, 2013
10.30+	2013 Equity Incentive Award Plan.	S-8	333-188455	10.4	May 8, 2013
10.31+	First Amendment to 2013 Equity Incentive Award Plan.	DEF 14A	001-35882	Annex B	April 8, 2015
10.32+	Second Amendment to 2013 Equity Incentive Award Plan.	DEF 14A	001-35882	Annex A	April 20, 2017
10.33+	Form of Stock Option Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.7	May 14, 2013

10.34+	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.8	May 14, 2013
10.35+	Form of Restricted Stock Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.9	May 14, 2013
10.36+	Form of Stock Appreciation Right Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.10	May 14, 2013
10.37+	Form of Stock Option Grant Notice and Agreement for 2013 Equity Incentive Award Plan (RDD Version).	10-Q	001-35882	10.1	October 14, 2014
10.38+	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Equity Incentive Award Plan (RDD Version).	10-Q	001-35882	10.2	October 14, 2014
10.39+	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Equity Incentive Award Plan (2018 Version).					X
10.40+	Form of 2014 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.4	April 30, 2014
10.41+	Form of 2015 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.2	May 5, 2015
10.42+	2016 Performance Share Award Grant Notice and Form of 2016 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	8-K	001-35882	10.1	December 9, 2016
10.43+	2017 Performance Share Award Grant Notice and Form of 2017 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	8-K	001-35882	10.2	February 17, 2017
10.44+	Deferred Compensation Plan.	8-K	001-35882	10.1	May 1, 2015
10.45+	Amendment No.1 to Deferred Compensation Plan.	8-K	001-35882	10.1	December 5, 2017
10.46+	Non-Employee Director Compensation Program.	8-K	001-35882	10.1	February 17, 2017
10.47+	Executive Change in Control Severance Plan.	10-Q	001-35882	10.1	July 22, 2014
10.48+	Jerry Ulrich Employment Offer Letter, dated June 1, 2006.	S-1/A	333-187325	10.27	April 15, 2013
10.49+	Separation Agreement, effective as of May 8, 2017, by and between Blackhawk Network, Inc. and Jerry Ulrich.	8-K	001-35882	10.1	May 22, 2017
10.50+	Separation Agreement, dated as of October 17, 2016, by and between Blackhawk Network, Inc. and Christopher Crum.	10-Q	001-35882	10.16	October 19, 2016
10.51+	Charles O. Garner Employment Offer Letter, dated October 19, 2017.					X
10.52	Form of Indemnification Agreement between Blackhawk Network Holdings, Inc. and each of its directors and officers.	S-1	333-187325	10.28	March 18, 2013
10.53	Cooperation Agreement, dated March 16, 2017, by and between JANA Partners LLC and Blackhawk Network Holdings, Inc.	8-K	001-35882	10.1	March 20, 2017
10.54†	Servicing Agreement, effective as of March 30, 2012, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems, as amended by Amendment No. 1 thereto, dated as of November 5, 2012.	S-1/A	333-187325	10.29	March 27, 2013
10.55†	Amendment No. 2 to Servicing Agreement, dated as of October 31, 2013, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-K	001-35882	10.37	March 17, 2014
10.56†	Amendment No. 3 to Servicing Agreement, dated as of June 13, 2014, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.2	July 22, 2014

10.57†	First Addendum to Servicing Agreement, effective May 30, 2014, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.4	October 14, 2014
10.58†	Second Addendum to Servicing Agreement, effective October 1, 2015, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-K	001-35882	10.35	March 2, 2016
10.59†	Amendment No. 4 to Servicing Agreement, dated as of May 6, 2016, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q/A	001-35882	10.1	February 24, 2017
10.60†	Amendment No. 5 to Servicing Agreement, dated as of June 16, 2016, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.2	July 28, 2016
10.61†	Amendment No. 6 to Servicing Agreement, dated as of December 21, 2016, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-K	001-35882	10.57	February 27, 2017
10.62†	Amendment No. 7 to Servicing Agreement, dated as of March 24, 2017, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.2	May 2, 2017
10.63†	Amendment No. 8 to Servicing Agreement, dated as of August 18, 2017, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.3	October 17, 2017
10.64†	Amendment No. 9 to Servicing Agreement, dated as of December 21, 2017, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.					X
21.1	Subsidiaries of Blackhawk Network Holdings, Inc.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
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

Blackhawk Network Holdings, Inc.

/s/ Charles O. Garner
Charles O. Garner
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: February 27, 2018
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles O. Garner and Talbott Roche, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Talbott Roche	President, Chief Executive Officer and Director	February 27, 2018
Talbott Roche	(Principal Executive Officer)

/s/ Charles O. Garner	Chief Financial Officer	February 27, 2018
Charles O. Garner	(Principal Financial Officer)

/s/ Joan B. Lockie	Chief Accounting Officer	February 27, 2018
Joan B. Lockie	(Principal Accounting Officer)

/s/ William Y. Tauscher	Chairman of the Board and Executive Chairman	February 27, 2018
William Y. Tauscher

/s/ Anil D. Aggarwal	Director	February 27, 2018
Anil D. Aggarwal

/s/ Richard H. Bard	Director	February 27, 2018
Richard H. Bard

/s/ Thomas Barnds	Director	February 27, 2018
Thomas Barnds

/s/ Steven A. Burd	Director	February 27, 2018
Steven A. Burd

/s/ Robert L. Edwards	Director	February 27, 2018
Robert L. Edwards

/s/ Mohan S. Gyani	Director	February 27, 2018
Mohan S. Gyani

/s/ Paul Hazen	Director	February 27, 2018
Paul Hazen

/s/ Robert B. Henske	Director	February 27, 2018
Robert B. Henske

/s/ Arun Sarin	Director	February 27, 2018
Arun Sarin

/s/ Jane J. Thompson	Director	February 27, 2018
Jane J. Thompson

INDEX TO EXHIBITS
A list of exhibits filed with this report or incorporated herein by reference is found under the Exhibit Index under “Item 15. Exhibits and Financial Statement Schedules” set forth above.