Form 10-K/A
period 2017-12-30
BLACKHAWK NETWORK HOLDINGS, INC
filed 2018-04-27
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No.1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Blackhawk Network Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“Amendment No. 1”), as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement involves the election of directors and is filed no later than 120 days after the Company’s fiscal year ended December 30, 2017. Given the expected mid-2018 timing for the completion of the merger pursuant to which BHN Merger Sub, Inc. will be merged with and into the Company, announced on January 16, 2018, the Company is filing this Amendment No. 1 to include Part III information in its Form 10-K because it does not intend to file a definitive proxy statement which involves the election of directors within 120 days of its fiscal year ended December 30, 2017.
As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, Item 15 of Part IV of the Original Filing has also been amended to contain currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Further, because no financial statements have been included in this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing.

BLACKHAWK NETWORK HOLDINGS, INC.
2017 ANNUAL REPORT ON FORM 10-K
Amendment No. 1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Report on Form 10-K, which we refer to as this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. These statements contained in this Report include, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “suggest,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, or other variations on such terms of comparable terminology intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. The forward-looking statements contained in this Report involve a number of risks, uncertainties, and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” included in Part I, Item 1A of our 2017 Annual Report on Form 10-K, as filed with the SEC on February 28, 2018. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations or trading price of our common stock (“Common Stock”) is not necessarily indicative of future performance. We disclaim any intention or obligation to update, supplement, or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

PART III.

Item 10.              Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
The board of directors of the Company (the “Board”) currently consists of twelve directors. All of the members of the Board will stand for election on an annual basis. The following is a brief biography of each member of the Board, including their respective ages as of April 27, 2018, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the Nominating and Corporate Governance Committee and the Board to determine that each member of the Board should serve as a director:

Name	Age	Director Since	Position/Office Held With the Company
Anil D. Aggarwal	48	February 2016	Director
Richard H. Bard	70	October 2014	Director
Thomas Barnds	49	February 2017	Director
Steven A. Burd	68	August 2007	Director
Robert L. Edwards	62	July 2008	Director
Mohan Gyani	66	August 2007	Director
Paul Hazen	76	August 2007	Director
Robert B. Henske	56	April 2017	Director
Talbott Roche	51	February 2016	President, Chief Executive Officer and Director
Arun Sarin	63	August 2009	Director
William Y. Tauscher	68	August 2007	Chairman of the Board and Executive Chairman
Jane J. Thompson	66	October 2014	Director

Anil D. Aggarwal. Mr. Aggarwal has served on the Board since February 2016. Mr. Aggarwal is currently employed at Oak HC/FT Partners, LLC, a venture capital firm, where he has served as Venture Partner since October 2014 and at Shoptalk Commerce, LLC, where he has served as Chief Executive Officer and Chairman since June 2015. From June 2011 to August 2014, Mr. Aggarwal served as Chief Executive Officer and Chairman of Money20/20, LLC, which was acquired in August 2014 by WGSN, Inc., for which Mr. Aggarwal served as a consultant, on behalf of an affiliate until December 2017. From April 2012 to March 2013, Mr. Aggarwal served as Head of Business Development, Payments and Wallet at Google, Inc., a multinational technology company specializing in Internet-related services and products. From January 2008 until its acquisition by Google, Inc. in April 2012, he served as Chief Executive Officer and Chairman of TxVia, Inc., a company offering processing solutions for payments and financial services applications. Mr. Aggarwal has been an entrepreneur, investor and executive for more than fifteen years.
Richard H. Bard. Mr. Bard has served on the Board since October 2014. Mr. Bard is the Founder, Chairman and Chief Executive Officer of Bard Capital Group LLC, an operating and investment business. Mr. Bard currently serves as the Chairman of Blastrac Global, Inc., a privately held global machinery manufacturer, and Chairman and Co-CEO of Centennial Jet Partners LLC, a privately held company operating in the hospitality sector. Mr. Bard served as Vice Chairman of CIC Bancshares, Inc., a bank holding company, from 2010 to 2016. He served as manager of AmQuip Holdings, LLC, a provider of manned and bare rental lifting solutions, from 2007 to 2014 when it was acquired by Clearlake Capital Group, L.P.  He also served as Chairman and Deputy Chairman of the Federal Reserve Bank of Kansas City from 2002 to 2006. He is a founding member of the Board of Visitors at Penn State’s Smeal College of Business, and he was a former Chairman of the Advisory Board of the Business School at University of Colorado at Denver. He also created the Bard Center for Entrepreneurship at the Business School of the University of Colorado at Denver. Mr. Bard brings to the Board extensive knowledge and experience as a director across a diverse set of companies and as an executive and entrepreneur.

Thomas Barnds. Mr. Barnds has served on the Board since February 2017. He has been an entrepreneur and executive for more than twenty years. He is currently a Managing Partner of and founding partner at Accel-KKR, a private equity firm, where he has been employed since 2000.  Prior to joining Accel-KKR, Mr. Barnds served as a Managing Director of Nassau Capital, L.L.C., a private equity firm where he led growth equity investments as well as buyouts and recapitalizations in technology, energy, telecommunications, energy, media, and healthcare for four years. From 1992 to 1994, he worked in various roles in finance and marketing at McGaw, Inc., a pharmaceutical and medical device company.  From 1990 to 1992, he was a member of the Investment Banking Division of Alex Brown & Sons, an investment bank, where he worked with emerging growth and technology companies. In addition, Mr. Barnds currently serves and has served on the boards of various private technology companies. The Board believes that Mr. Barnds’ industry background, including his extensive experience as a senior executive and a director of various companies and his financial experience and current knowledge of financing trends, position him to make an effective contribution to the Board.
Steven A. Burd. Mr. Burd has served on the Board since August 2007. Mr. Burd is the Founder of Burd Health LLC, a company helping large self-insured employers reduce health-care costs, and has been serving as its Chief Executive Officer since September 2013. He served as Chief Executive Officer of Safeway Inc., a retail food and drug company (which was acquired by Albertsons Holdings LLC, or Albertsons, in January 2015) from May 1993 to May 2013 and as President from October 1992 to April 2012. Mr. Burd served on the board of directors of Safeway from September 1993 to May 2013 and as Chairman of the board of directors of Safeway from May 1998 to May 2013. Mr. Burd is also a director of Kohl’s Corporation, a specialty department store company, and of the Prostate Cancer Foundation, a non-profit foundation funding prostate cancer research. He also served as a director of Physiotherapy Associates, a privately held company providing outpatient physical rehabilitation care, from January 2014 to March 2016. Mr. Burd brings to the Board considerable management, directorial, board committee experience and an understanding of our business.
Robert L. Edwards. Mr. Edwards has served on the Board since July 2008. Mr. Edwards was Executive Vice President and Chief Financial Officer of Safeway from March 2004 until April 2012, was Chief Executive Officer of Safeway from May 2013 until January 2015 and President of Safeway from April 2012 until Safeway was acquired by Albertsons in January 2015 when he served as Chief Executive Officer of Albertsons until April 2015. Mr. Edwards also served as Vice Chairman of Albertsons in 2015. Prior to joining Safeway, from September 2003 to March 2004, he served as Executive Vice President and Chief Financial Officer of Maxtor Corporation, a hard disk drive manufacturer. From 1998 to August 2003, Mr. Edwards held various executive positions, including Chief Financial Officer and Chief Administrative Officer at Imation Corporation, a developer, manufacturer and supplier of magnetic and optical data storage media. Mr. Edwards serves as a director of Target Corp., a company operating general merchandise discount stores, where he currently serves as Chairman of its Audit Committee and a member of its Risk and Compliance Committee. He previously served on the Audit Committee of Target Corporation until January 2017. From November 2011 and June 2013, Mr. Edwards served as a director of KKR Financial Holdings LLC, a specialty finance company, where he served on the Audit Committee. From October 2008 to October 2012, he served on the board of directors of Flextronics International Ltd., an electronics manufacturing services provider. Mr. Edwards brings to the Board both a strong understanding of our business and extensive knowledge of financial reporting.
Mohan Gyani. Mr. Gyani has served on the Board since August 2007. He served as Vice Chairman of the board of directors of Mobileum, Inc., a provider of mobile operator solutions, from January 2006 to September 2016, and also served as Chairman of the board of directors and Chief Executive Officer of Mobileum from May 2005 through December 2005. Mr. Gyani served as the President and Chief Executive Officer of AT&T Wireless Mobility Services, or AT&T Wireless, a company providing wireless voice and data communications services and products, from 2000 until his retirement from that company in 2003, after which he served as a senior advisor to the Chairman and Chief Executive Officer of AT&T Wireless through December 2004. From 1995 to 1999, Mr. Gyani was Executive Vice President and Chief Financial Officer of AirTouch Communications, Inc., a wireless telephone service provider. Upon the acquisition of AirTouch by Vodafone Group Plc., a global mobile communications company, Mr. Gyani served as Executive Director on the board of Vodafone AirTouch Plc and as its head of strategy and M&A until July 1999. Mr. Gyani spent 15 years with Pacific Telesis Group, Inc., parent of Pacific Bell, a telecommunications company, where he held various financial and operational positions. Mr. Gyani serves on the board of directors of Digital Turbine, Inc., a mobile software company. He also serves on the board of directors of IDEA Cellular, a wireless service provider, and MUFG Union Bank, N.A., a full-service bank, and its financial holding company, MUFG Americas Holdings Corporation, as well as the boards of other private companies that are in the wireless mobile space. Previously, from December 2009 to May 2016, Mr. Gyani served on the board of directors of Ruckus Wireless, Inc., a Wi-Fi technology company; from March 2011 to July 2015, Mr. Gyani served as a director of Audience, Inc., a provider of intelligent voice and audio solutions, and as chairman from August 2011 to July 2015; from June 2007 to June 2010, he served on the board of directors of Mobile Telesystems, Inc., a cell phone operator; from March 2002 to August 2013, he served on the board of directors of Keynote Systems, Inc., a mobile and web cloud testing and monitoring company; and from October 2004 to January 2015, he served on the board of directors of Safeway. Mr. Gyani brings to the Board an in-depth knowledge of, and years of experience in, public company governance.
Paul Hazen. Mr. Hazen has served on the Board since August 2007. Mr. Hazen is the former Chairman and Chief Executive Officer of Wells Fargo & Company (“Wells Fargo”). Mr. Hazen joined Wells Fargo in 1970. He served as Vice Chairman from 1981 to 1984, President and Chief Operating Officer from 1984 to 1995, Chairman and Chief Executive Officer from January 1995 to November 1998, and Chairman from January 1995 to May 2001. Mr. Hazen was also the President of Wells Fargo Real Estate Investment Trust, a publicly traded REIT, from 1973 to 1978. Mr. Hazen retired after he left his post as Chairman of Wells Fargo in May 2001. Mr. Hazen is currently Chairman of Accel-KKR LLC, a private equity firm, and serves on the board of KSL Recreation Group, Inc., a hospitality firm. Past board positions include KKR Financial Holdings LLC (Chairman), a specialty finance company, Safeway (Lead Independent Director), Phelps Dodge International Corporation, a copper lining company, Vodafone Group Plc (Deputy Chairman and Lead Independent Director), a global mobile communications company, Willis Towers Watson Plc (formerly Willis Group Holdings Ltd.), an advisory, broking, and solutions company, Prosper Marketplace, Inc., a company providing online peer-to-peer lending marketplace services, National Retirement Partners, a financial services company, Xstrata Plc, a company providing metal mining services through its subsidiaries, the San Francisco Symphony, and the San Francisco Museum of Modern Art. Mr. Hazen also served on the Federal Advisory Council to the Federal Reserve from 1987 to 1991, acting as President of the Council in 1991, reporting to Alan Greenspan as Chairman. Mr. Hazen brings to the Board significant experience in business strategy as a current and past senior executive of large companies, as well as considerable directorial and board committee experience.
Robert B. Henske. Mr. Henske has served on the Board since April 2017. Mr. Henske was appointed by the Board pursuant to the Cooperation Agreement between the Company and JANA Partners LLC (“JANA”), dated March 16, 2017. Mr. Henske served as a Managing Director at Hellman & Friedman LLC from July 2007 through 2014, and as a Senior Advisor from 2014 to 2016. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s CFO from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and CFO of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. Mr. Henske has previously been a partner at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm, and Bain & Company. Mr. Henske has served as a director of VeriFone Systems, Inc. since January 2005. In 2017, Mr. Henske was a party to a nomination agreement with JANA, pursuant to which he agreed to stand for election or be appointed by the Board in exchange for JANA’s agreement to indemnify him against liabilities arising from any proxy contest related to his conduct as nominee and to pay him $60,000 upon the signing of the nomination agreement and $140,000 upon his appointment to the Board, which payments were intended to fund his acquisition of our Common Stock and were subject to certain restrictions. Mr. Henske brings to the Board extensive knowledge of financial reporting and significant experience in business strategy as a current and past senior executive of large companies.
Talbott Roche. Ms. Roche has served on the Board since February 2016. Ms. Roche has served as Chief Executive Officer of the Company since February 2016 and President of the Company since November 2010. She originally joined the Company as Assistant Vice President in July 2001 while the Company was a specialty marketing division of Safeway. Ms. Roche transitioned to the role of Senior Vice President, Marketing, Product and Business Development in January 2005 and served in that position until November 2010. Prior to joining the Company, Ms. Roche served as a Branding Consultant and Director of New Business Development for Landor Associates, a marketing consulting firm, from October 2000 to July 2001. From 1996 to 2000, Ms. Roche held various executive positions at News Corporation, a media and marketing services company, including Former Senior Vice President, Sales for the Smart Source iGroup and Vice President, Sales for News America Marketing. Since June 2016, Ms. Roche has served on the board of directors of Electronic Arts Inc., a leading global interactive entertainment software company, and its Compensation Committee. From 2001 to 2007, Ms. Roche served as a member of the board of directors of Network Branded Prepaid Card Association, a leading trade association open to all companies involved in providing prepaid cards that carry a brand network logo to consumers, businesses and government. Ms. Roche holds a B.A. in economics from Stanford University. Because of her considerable business management experience and understanding of our business, the Board believes that she is able to contribute valuable input on the strategic and business affairs to the Board.
Arun Sarin. Mr. Sarin has served on the Board since August 2009. From April 2003 to July 2008, Mr. Sarin was the Chief Executive Officer of Vodafone Group Plc., a global mobile communications company. From October 2009 to October 2014, he served as a senior advisor to Kohlberg Kravis Roberts & Co., a private equity firm. Since October 2015, Mr. Sarin has served on the board of directors of Accenture plc, a management consulting, technology services and outsourcing company. Since September 2009, Mr. Sarin has served on the board of directors of The Charles Schwab Corporation, a provider of brokerage, banking and financial advisory services, and on the board of directors of Cisco Systems, Inc., a networking technology company. From August 2009 to January 2015, Mr. Sarin was a director of Safeway. From 1999 to 2008, he was a director of Vodafone Group Plc. From 1999 to 2003, he was a director of The Gap, Inc., a specialty retailer. From 2005 until 2009, he served as a member of the Court of Directors of the Bank of England. Mr. Sarin brings to the Board significant experience as a former senior executive of a large, global company, where he developed expertise in finance, marketing and operations, and considerable directorial and board committee experience.
William Y. Tauscher. Mr. Tauscher has served as a member of the Board since August 2007 and as Chairman of the Board since August 2009. Mr. Tauscher has served as our Executive Chairman since July 2016. Previously, he served as our Chief Executive Officer from August 2010 to February 2016, as our Head of International from February 2016 to July 2016, as our Executive Chairman from March 2010 to August 2010, and as our President from August 2010 to November 2010. Mr. Tauscher served on the board of directors of Safeway from May 1998 to January 2015, where he also served on the executive committee. Since 1986, he has been a managing member of the Tauscher Group, which invests and assists in the management of enterprises involved with home products, transportation, telecommunications and real estate. From 2004 to August 2010, he served as the Chief Executive Officer, and continues to serve as the Chairman of the board of directors, of Vertical Communications, Inc., a communications technology company. Mr. Tauscher also serves as a director of a number of privately held companies. Mr. Tauscher holds a B.S. in Administrative Sciences from Yale University. Mr. Tauscher brings to the Board significant experience as a senior executive and director of multiple companies.
Jane J. Thompson. Ms. Thompson has served on the Board since October 2014. Ms. Thompson is the founder and CEO of Jane J. Thompson Financial Services LLC, a management consulting firm. From May 2002 to June 2011, Ms. Thompson served as President of Walmart Financial Services, a division of Walmart Stores, Inc. that provides money services, products and solutions to Walmart customers. Previously, she led the Sears Credit, Sears Home Services, and Sears Online groups within Sears, Roebuck & Company. Ms. Thompson has served on the board of directors of VeriFone Systems, Inc., a provider of electronic payment solutions, since March 2014, Navient Corporation, a loan management, servicing and asset recovery company, since March 2014, On Deck Capital, Inc., a provider of online loans for small businesses, since October 2014, and Mitek Systems, Inc., a company providing mobile capture and identity verification software solutions, since September 2017. Previously, she also served on the board of directors of The Fresh Market, Inc., a specialty food retailer, from June 2012 to April 2016. Ms. Thompson brings to the Board extensive mass-market consumer financial services experience and over 30 years in senior executive and management positions with large, publicly traded companies.
COMMITTEE MEMBERSHIP
The following table provides membership information for 2017 for the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee:

Name of Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Anil D. Aggarwal			M
Richard H. Bard	— (1)		C
Thomas Barnds	M (2)
Steven A. Burd	— (3)		M
Robert L. Edwards	C (4)
Mohan Gyani	M (5)
Paul Hazen		C
Robert B. Henske	M (6)
Talbott Roche
Arun Sarin		M
William Y. Tauscher
Jane J. Thompson		M
M = Member
C = Chair
____________________________________

(1)	Mr. Bard served as a member of the Audit Committee until he resigned from it on October 9, 2017.

(2)	Mr. Barnds was elected to serve as a member of the Audit Committee on February 13, 2017.

(3)	Mr. Burd served as a member of the Audit Committee until he resigned from it on February 27, 2017.

(4)	Mr. Edwards was elected to serve as a member of the Audit Committee and as its Chair on April 17, 2017.

(5)	Mr. Gyani served as a member of the Audit Committee during 2017 and as its Chair until April 17, 2017.

(6)	Mr. Henske was elected to serve as a member of the Audit Committee as Mr. Bard’s successor on October 9, 2017.
EXECUTIVE OFFICERS
The executive officers of the Company as of April 27, 2018 are as follows:

Name	Age	Position/Office Held With the Company
Talbott Roche	51	President and Chief Executive Officer
William Y. Tauscher	68	Chairman of the Board and Executive Chairman
Charles O. Garner (1)	48	Chief Financial Officer
David C. Tate	49	Senior Vice President, U.S. Retail
Gregory Brown (2)	49	Senior Vice President, International
Kirsten Richesson	48	General Counsel and Secretary
Sachin Dhawan	43	Senior Vice President, Chief Technology Officer
____________________________________

(1)	Mr. Garner was hired as Chief Financial Officer on October 23, 2017.

(2)	Mr. Brown was promoted to Senior Vice President, International on June 19, 2017 and became an executive officer in August 2017.

Talbott Roche. Biographical information regarding Ms. Roche is set forth under “Board of Directors.”
William Y. Tauscher. Biographical information regarding Mr. Tauscher is set forth under “Board of Directors.”
Charles O. Garner. Mr. Garner has served as our Chief Financial Officer since October 2017. Prior to joining us, from 2016 to 2017, he served as Executive Vice President, Chief Financial Officer and Chief

Administrative Officer of Zelis Healthcare Corp., a healthcare information technology and electronic payments company, where he directed day-to-day financial and operational activities. Prior to that, Mr. Garner held various leadership roles at MedAssets, Inc., a publicly-traded healthcare technology solutions provider, including having served as Executive Vice President, Chief Strategy and Transformation Officer from 2015 to 2016; Executive Vice President, Chief Financial Officer from 2011 to 2015; and Senior Vice President, Corporate Development from 2007 to 2011. Prior to joining MedAssets in 2005, Mr. Garner was responsible for strategic planning and corporate development at Coca-Cola Enterprises. Mr. Garner’s broad business experience includes positions as a management consultant with Bain & Company and in software design and business development at American Management Systems (now CGI). Mr. Garner holds a B.B.A. in Management Information Systems from Loyola College in Maryland and an M.B.A. from The University of North Carolina at Chapel Hill, and has also earned the Chartered Financial Analyst (CFA) designation.
David C. Tate. Mr. Tate has served as our Senior Vice President, U.S. Retail since October 2016. Mr. Tate originally joined us as Regional Vice President, Business Development in October 2001 while we were a specialty marketing division of Safeway. Mr. Tate was promoted to Group Vice President, Gift Cards in January 2005. Mr. Tate was promoted to General Manager, Core Business in January 2011, and was promoted to Senior Vice President, Products and Marketing in December 2013. Prior to joining us, Mr. Tate served in various sales, management and executive roles at On Technology Corporation, a company that provides enterprise infrastructure management solutions and NewChannel Inc., a company that provides Web-based solutions. Mr. Tate holds a B.S. in business from Southern New Hampshire University.
Gregory Brown. Mr. Brown has served as our Senior Vice President, International since August 2017.  Since February 2013, he served as Chief Revenue Officer of Achievers Corp., a provider of employee recognition and rewards solutions, and continued working in that role after Achievers was acquired by the Company in June 2015.  At Achievers, he led all customer-facing functions including sales, marketing, customer success, alliances, and professional services. Prior to joining Achievers, from April 2011 to February 2013, Mr. Brown served as Chief Revenue Officer of Extole Inc., a company providing Software-as-a-Service (SaaS) platforms for referral marketing, where he led the sales, services and field marketing functions. Prior to that, for a decade, he served in various sales, management and executive roles at various SaaS and other technology companies, where he developed extensive working experience in strategy and sales, marketing and alliance.  Brown holds a B.S. in Business Administration (Marketing) from California Polytechnic State University.
Kirsten Richesson. Ms. Richesson has served as our General Counsel and Secretary since April 2015 where she oversees global legal and compliance activities of the Company.  She originally joined the Company as Principal Legal Counsel in July 2006.  Ms. Richesson transitioned to the role of Vice President - Legal in January 2010 and then was promoted to Group Vice President, Legal, in March 2015 where she oversaw legal matters related to our commercial activities and served in that position until she was promoted to be our General Counsel.  Prior to joining the Company, Ms. Richesson practiced as a corporate and securities attorney at Latham & Watkins LLP in San Francisco from October 2004 to April 2006.  From June 2001 to August 2004, Ms. Richesson was Vice President and Associate General Counsel at Fleming Companies, Inc., a wholesale distributor of consumable goods.  Since February 2016, Ms. Richesson has served as a member of the board of directors of Network Branded Prepaid Card Association, a leading trade association open to all companies involved in providing prepaid cards that carry a brand network logo to consumers, businesses and government.  Ms. Richesson holds a B.A. in International Relations and Affairs from William Jewell College and a J.D. from the University of Kansas School of Law.
Sachin Dhawan. Mr. Dhawan has served as our Senior Vice President, Chief Technology Officer since June 2016. Before joining us, from February 2015 to June 2016, Mr. Dhawan served as VP Engineering, Global Consumer Products at PayPal Holdings, Inc., a company operating a worldwide online payments system, where he was the engineering leader for PayPal’s Global Consumer products & services. From March 2012 to February 2015, he served as the VP Consumer, Growth & Demand Gen Engineering at PayPal where he was responsible for PayPal’s global consumer products & services technology. From October 2000 to March 2012, he worked in various roles at Microsoft Corporation, a platform and productivity company, where he last served as Partner Development Manager, adCenter where he lead engineering for various advertising products. From 1998 to September 2000, he was a Software Design Engineer at Aditi Technologies and at Ramco Systems, each of which is an Indian technology company. Mr. Dhawan holds a B.S. in computer science from Visvesvaraya National Institute of Technology.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 30, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that a Form 3 amendment for Robert Henske was filed to correct the number of shares beneficially owned by him in the original Form 3 filing, and a Form 4 for Sachin Dhawan to report the number of shares withheld by the Company to satisfy tax withholding obligation in connection with an RSU release was inadvertently filed late.
CERTAIN CORPORATE GOVERNANCE MATTERS
Audit Committee
We have a standing Audit Committee that is currently composed of four directors. The current members of the Audit Committee as of April 27, 2018 are Mr. Edwards, who is the chair of the Audit Committee, Messrs. Barnds, Gyani and Henske. All members of the Audit Committee meet the requirements for financial literacy under applicable SEC rules and regulations and Nasdaq Stock Market LLC (“Nasdaq”) listing standards. The Board has determined that each of Messrs. Edwards, Barnds, Gyani and Henske is an Audit Committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of the Nasdaq Stock Market. The current members of the Audit Committee are independent directors as defined under the applicable rules and regulations of the SEC and the Nasdaq Stock Market. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market. A copy of the Audit Committee charter is available to stockholders on our website at http://ir.blackhawknetwork.com.
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. A copy of the Company’s Code of Business Conduct and Ethics is available in the Corporate Governance section of our website (http://ir.blackhawknetwork.com) located under the Investor Overview heading and is also available in print upon request. Any amendments or waivers of the Code of Business Conduct and Ethics also will be posted on our website within four business days following the amendment or waiver as required by applicable rules and regulations of the SEC and the rules of the Nasdaq Stock Market. You also may obtain a copy of the Company’s Code of Business Conduct and Ethics, without charge, by contacting: General Counsel and Secretary, c/o Blackhawk Network Holdings, Inc., 6220 Stoneridge Mall Road, Pleasanton, CA 94588.
Director Nominations
No material changes have been made to the procedures by which stockholders may recommend nominees to the Board.

Item 11.              Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This section discusses the material components of the executive compensation program for our named executive officers (“NEOs”). In 2017, our NEOs and their positions were as follows:

•	Talbott Roche, President and Chief Executive Officer (our “CEO”);

•	Charles O. Garner, Chief Financial Officer;

•	Jerry Ulrich, Former Chief Financial Officer and Chief Administrative Officer;

•	William Y. Tauscher, Chairman of the Board and Executive Chairman;

•	David C. Tate, Senior Vice President, U.S. Retail; and

•	Gregory Brown, Senior Vice President, International.
This Compensation Discussion and Analysis provides an overview of our 2017 business results and financial highlights, executive compensation philosophy, the overall objectives of our executive compensation program and each compensation component that we provide. Each of the key elements of our executive compensation program is discussed in more detail below. The following discussion and analysis of compensation arrangements of our NEOs should be read together with the compensation tables and related disclosures set forth below.
Executive Summary
Business Highlights
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
We are one of the largest third-party distributors of gift cards in the world based on the value of funds loaded on the cards we distribute. We have also established a leading position in the incentives and rewards marketplace. We provide a broad variety of customized employee, consumer and sales channel incentives, loyalty and engagement solutions to over 20,000 business clients worldwide.
Highlights of our fiscal 2017 financial performance include:

•
Adjusted operating revenues totaled $1,079.7 million, a 21% increase from $889.3 million for the fiscal year ended December 31, 2016. This increase was due to an 84% increase in adjusted operating revenues from the international segment which includes the acquisition of Grass Roots in late 2016; a 17% increase in adjusted operating revenues from the incentives and rewards segment primarily due to growth in loyalty and the Achievers businesses; and a 5% increase in adjusted operating revenues from the U.S. Retail segment driven by the addition of Target as a distribution partner and the acquisition of CashStar, partially offset by a decline at Cardpool.

•
Adjusted EBITDA totaled $224.9 million, an increase of 19% from $189.2 million for the fiscal year ended December 31, 2016. Growth in adjusted EBITDA was driven by growth in each of the three operating segments as described above, partially offset by a loss at Cardpool.

•	Adjusted net income totaled $94.9 million, an increase of 16% from $82.0 million for the fiscal year ended December 31, 2016.

•	Adjusted diluted EPS was $1.64, an increase of 15% from $1.43 for the fiscal year ended December 31, 2016.
For a reconciliation of adjusted operating revenues, adjusted EBITDA, adjusted net income and adjusted diluted earnings per share to GAAP, please refer to Annex A to this report.

Non-GAAP Results	FY'17	FY'16
$ in millions except per share amounts
Adjusted Operating Revenues	$1,079.7	$889.3
Adjusted EBITDA	224.9	189.2
Adjusted Net Income	94.9	82.0
Adjusted Diluted Earnings per Share	1.64	1.43

On January 16, 2018, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”), dated as of January 15, 2018, with BHN Holdings, Inc., a Delaware corporation (“Parent”), and BHN Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. We currently expect the Merger, which is subject to regulatory approvals, and other customary closing conditions, to close mid-2018. Upon the closing of the Merger, we will become a privately-held company. The equity awards previously granted to our NEOs and outstanding as of the effective time of the Merger (other than restricted stock units (“RSUs”) granted in 2018) will be paid out in cash pursuant to the Merger Agreement, in accordance with the terms summarized below. RSUs granted in 2018 to our NEOs will be exchanged for RSUs for shares of Parent after the acquisition (and remain subject to the same vesting schedule applicable immediately before the effective time of the Merger) pursuant to the Merger Agreement. Cash payments in respect of stock options (“Options”), stock appreciation rights, RSUs granted prior to June 1, 2016 and performance share awards (“PSAs”) will be fully vested at the effective time of the Merger and will be paid as soon as reasonably practicable thereafter (or at such later time as is required by applicable law). The cash amount payable in respect of PSAs will be determined based on actual performance for completed performance periods and target performance for incomplete performance periods. Cash payments in respect of RSUs granted on or after June 1, 2016 and before January 1, 2018 will remain subject to the original vesting schedule.
Fiscal 2017 Executive Compensation Highlights
We operate in a highly competitive talent market in which executives must have expertise across both the retail/consumer products and financial services sectors, as well as advanced knowledge of the technologies that enable an efficient and effective platform for the business. It is therefore important that we provide competitive rewards programs that allow management to share in the value created for stockholders, while also holding them accountable for financial and stockholder value results. The key revenue and profitability metrics shown in the graphs above are also the metrics which our NEOs are measured against and which align pay outcomes with performance achieved.
Based on our overall operating environment and the foregoing results, the following key compensation actions were taken with respect to the NEOs for fiscal 2017:

•
Base Salary Changes: the Compensation Committee approved annual salary increases between 0 and 6.67% for each of the NEOs, except for Mr. Tauscher, whose annual salary was decreased by 21.2% in recognition of his transition out of the Chief Executive Officer role and his reduced level of responsibilities and Mr. Brown, whose annual salary was increased by 32% in connection with his promotion to the role of Senior Vice President of International and his increased level of responsibilities.

•
Short-Term Cash Bonuses: cash bonuses earned for 2017 ranged from 71.25% to 96.1% of the NEOs’ target cash bonus opportunities. Our CEO earned a cash bonus of $564,520, equal to 71.25% of her target award.

•
Long-Term Incentive Compensation: the Compensation Committee increased the weighting of PSAs to 50% of the total long-term incentive compensation opportunities for the eligible NEOs and discontinued the granting of Options. The remaining 50% of the NEOs’ long-term incentive compensation opportunities are in the form of time-based RSU awards that may be settled for shares of Common Stock. PSA awards that also may be settled for shares of Common Stock are subject to achievement of pre-established performance objectives over a 3-year time horizon.

Fiscal 2018 Executive Compensation Considerations
During 2017, we committed to introduce a direct measure of total shareholder returns in our PSA plan design. The Compensation Committee and management developed a proposed approach for these performance awards that would provide for them to be earned based on our total shareholder return relative to a benchmark of companies over a multi-year time horizon. In light of the pending Merger, as described above, the Compensation Committee determined that a performance award with a multi-year performance period would not be an effective long-term incentive compensation approach in 2018. With this in mind, the equity awards granted to our NEOs in early 2018 were granted in the form of time-based RSUs. The vesting of these awards will not accelerate upon the close of the Merger and will continue to vest over time, supporting retention of key executives who will be critical to our post-closing business strategy as well as our ongoing success.
Leadership Transition Highlights
On March 16, 2017, Jerry Ulrich, our Chief Financial Officer, notified us of his intention to retire by the end of 2017. On October 23, 2017, Charles O. Garner was appointed as our Chief Financial Officer, reporting to our CEO.
In June 2017, Gregory Brown was promoted to the position of Senior Vice President of International and became an executive officer in August 2017. This change was part of our succession planning for Mr. Tauscher’s responsibilities as head of international.
Say on Pay Vote
At our 2017 Annual Meeting of Stockholders, we conducted a non-binding stockholder advisory vote on the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote). Our stockholders approved the Say-on-Pay proposal with approximately 96% of the votes cast in favor of the proposal. We believe that this result demonstrates that our stockholders are generally supportive of our executive compensation program.
As the Compensation Committee has reviewed our executive compensation policies and practices since the 2017 Say-on-Pay vote, it has been mindful of the level of support our stockholders have expressed for our approach to executive compensation. As a result, following our annual review of our executive compensation program, the Compensation Committee decided to retain our general approach to executive compensation.
At our 2017 Annual Meeting of Stockholders, we also conducted a non-binding stockholder advisory vote on the frequency of future Say-on-Pay votes. Our stockholders expressed a preference for holding future Say-on-Pay votes on an annual, rather than a biennial or triennial, basis. In recognition of this preference and other factors considered, the Board determined that we should continue to hold annual Say-on-Pay votes.
As noted above, we have agreed to be acquired in a transaction expected to close by mid-2018. As a result of this transaction, assuming that we de-register under the federal securities laws we do not anticipate that we will be required to conduct a Say-on-Pay vote during 2018.

Compensation Objectives and Philosophy
As noted above, the nature of our business requires executive talent that can be highly effective in the unique cross-over space of retail/consumer products and financial services and has expertise in the technologies that enable our business platform. Our compensation programs for our executive officers are designed to attract and retain excellent managers and to motivate these managers to increase the market value of Common Stock over the long term. In support of these principal objectives, our compensation programs are designed to:

•
provide our executives with rewards programs that are competitive with those provided by other companies with whom we compete for executive talent, in order to attract, motivate and retain high performance individuals;

•
link a significant portion of compensation including annual cash-based bonuses to performance-based metrics that reward our executives for the attainment of our financial, operational and strategic goals; and

•
motivate our executives to improve our long-term performance and align them with stockholders by making equity-based compensation a significant portion of their target total direct compensation opportunity.

We believe our compensation programs place emphasis on the achievement of Company-wide financial results together with the financial results of business units and strategic objectives for which the executives and managers are directly responsible. These programs also focus our executives on their directly controllable business results if they are not fully responsible for Company-wide performance. We believe these features help align the interests of our executive officers with those of our long-term stockholders, promote the objective of compensating our executives for directly controllable and Company-wide performance and advance our objective of increasing stockholder returns.
Key Policies and Practices
We have implemented a number of policies and practices to drive performance, mitigate excessive risk taking and promote alignment of executive and stockholder interests. A summary of these policies and practices is below.

	What We Do		What We Don’t Do
✓	Place a significant percentage of compensation at risk to align pay and performance	Χ	No historical repricing of underwater Options and no repricing allowed without stockholder approval
✓	Regularly review share utilization to ensure reasonable dilution levels	Χ	No dividend or dividend equivalents paid on unearned performance awards
✓	Grant a portion of long-term equity incentives as performance-based awards	Χ	No tax gross-ups (except in connection with certain reimbursements of business travel expenses for our current CFO)
✓	Provide reasonable post-employment/change in control provisions	Χ	No perquisites or supplementary retirement benefits (except frozen benefits with Safeway)
✓	Utilize an independent compensation consulting firm
✓	Annually review our compensation programs to evaluate incentives for risk that may have an adverse impact on our business
✓	Maintain Clawback, Anti-Hedging and Stock Ownership Policies for executives

Elements of Compensation
The Compensation Committee uses four core compensation and benefits elements to provide a competitive overall rewards package to our executive officers. We believe each of these elements forms an integral part of the overall compensation program, and, taken collectively, these elements serve to achieve our compensation objectives. Outlined below is a summary of our program.

Compensation Element	Objective	Design Overview
Base Salary	— Provide a stable part of the compensation package; recognize ongoing performance of job responsibilities and provide a degree of financial certainty	— Fixed compensation that is generally aligned with market median for comparable roles
Annual Performance-Based Cash Compensation (Bonuses)	— Emphasize corporate and individual objectives and provide reward opportunities for our NEOs when key business objectives are met
— Payouts based on our Adjusted Pre-Tax Income achievement relative to pre-established targets, other than Mr. Brown, whose payout is based on both the level of our Adjusted Pre-Tax Income achievement relative to pre-established targets and the level of our Adjusted International EBITDA relative to pre-established targets

— Maximum payout opportunities, as a percentage of base salary, were generally maintained at the same levels as in the prior year and required a challenging 120% of target achievement to pay out at the maximum level

Long-term Equity Incentive Compensation	— Incentivize and reward increases in stockholder value — Link pay to business performance and align the management team with stockholder results
— NEOs other than Messrs. Brown and Garner were granted 50% of target LTI value in the form of time-vesting RSUs and 50% in the form of PSAs that will be earned based on multi-year financial performance. Messrs. Brown and Garner were granted 100% of target LTI value in the form of time-vesting RSUs.

— 2017 PSAs have three 1-year performance periods with a three-year cliff vesting requirement. For each performance period, the performance metrics are Adjusted Operating Revenue, Further Adjusted and Adjusted EPS (1)

— RSUs vest in equal annual installments over a four-year time horizon

401(k) and other benefits also provided to the broader employee population	— Allow for retirement savings in a tax-efficient manner and provide a basic level of protection from health, dental, life and disability risks and provide a degree of financial certainty	— Executive benefits plans align with all other employees, and include Section 401(k) and health and welfare plans — Severance and change-in-control agreements for senior executives only
________________________________

(1)	Please see the section titled “⎯Elements of Compensation⎯2017 Equity Awards” in this report for further information regarding Adjusted Operating Revenue, Further Adjusted and Adjusted EPS.

How Compensation is Determined
Engagement of Compensation Consultants
Prior to November 2017, the Compensation Committee worked with Mercer as its external compensation consultant. The executive compensation services provided by Mercer to the Compensation Committee during 2017 consisted of:

•	Reviewed and updated the peer group of comparable public companies for purposes of determining executive compensation levels;

•	Reviewed and provided input on the design of the annual and long-term incentive compensation programs offered to our NEOs and other executives;

•	Attended meetings of the Compensation Committee;

•	Provided advice on governance best practices and market trends; and

•	Advised on other ad hoc matters related to rewarding top executive talent.
In November 2017, the Compensation Committee engaged Compensia, a national compensation consulting firm, as its compensation consultant and terminated its relationship with Mercer. Following its engagement, a representative of Compensia attended Compensation Committee meetings and provided the following assistance to the Compensation Committee:

•	Analyzed the compensation levels and practices of the companies in our compensation peer group;

•	Reviewed the competitiveness of compensation paid to our NEOs including base salary, annual cash incentive awards and long-term incentive awards;

•	Reviewed and provided input on the design of the annual and long-term incentive compensation programs offered to our NEOs and other executives; and

•	Provided ad hoc advice and support.
Both Mercer and Compensia reported directly to the Compensation Committee and provided no services to us other than the consulting services to the Compensation Committee. Prior to retaining both Mercer and Compensia in 2017, the Committee considered the specific independence factors adopted by the SEC and the Nasdaq Global Select Market and determined that both Mercer and Compensia are independent and that their work did not raise any conflicts of interest.
Evaluation of Market Competitiveness
The Compensation Committee considers multiple data sources in making decisions about executive compensation. In general, the Compensation Committee aims to position target total direct compensation within a reasonable range of the market 50th percentile. However, market data is not applied in a formulaic manner and other factors may have an equal or greater impact on compensation decisions.
For example, the positioning of an executive officer’s individual pay may be above or below the market median based on factors such as experience and proficiency as well as attraction, retention and succession planning requirements. Compensation history, as well as prior and expected performance and related reward payouts are also considered in establishing new pay levels. In addition, the positioning of each element of compensation may vary based on broader considerations, such as the desired pay mix for certain roles, the impact of compensation decisions on accounting expense or stockholder dilution, or the need to tailor the compensation package to compete with a broader set of competitors for talent.
Peer Group Comparison
The Compensation Committee uses a group of peer companies to understand the competitive market for executive talent and to evaluate the effectiveness of our executive compensation programs. The Compensation Committee selects peer companies primarily based on industry similarity and company size, which is measured by revenue. To attract, retain and engage high performing leaders, we believe that our compensation peer group needs to be aligned with our strategic vision and include companies that:

•	represent an appropriate range from a size and scope perspective;

•	operate in Data Processing & Outsourced Services, Application Software or Consumer Finance industries; and

•	are talent competitors.
The compensation peer group used for making 2017 compensation decisions was selected during 2016 and included the following 15 companies that were selected based on the criteria outlined above:

Company	Revenue (1)(2)
TOTAL SYSTEM SERVICES INC	$3,755
VANTIV INC	$3,476
SABRE CORP	$3,302
GLOBAL PAYMENTS INC	$3,089
AIMIA INC	$2,333
VERIFONE SYSTEMS INC	$1,992
EURONET WORLDWIDE INC	$1,909
CORELOGIC INC	$1,869
FLEETCOR TECHNOLOGIES INC	$1,747
WORKDAY INC	$1,456
HENRY (JACK) & ASSOCIATES	$1,378
CARDTRONICS PLC	$1,259
BLACK KNIGHT FINANCIALS SVCS	$1,002
ACI WORLDWIDE INC	$972
WEX INC	$940

75th Percentile	$2,711
50th Percentile	$1,869
25th Percentile	$1,318

BLACKHAWK	$1,876
Percentile Rank	51st
____________________________________

(1)	Data presented in the table above are for the four most recently disclosed four quarters as of December 31, 2017, as reported by Standard and Poor’s Research Insight.

(2)	All dollar amounts are reported in USD millions.
The Compensation Committee evaluates the composition of the compensation peer group annually for factors such as recent acquisitions completed by our peer companies, new markets that we have entered and changes in our market landscape. In addition, data from Radford’s publicly-available Global Technology Survey was also considered by the Compensation Committee as a secondary market reference point. The survey data is scoped based on revenue to reflect similarly sized companies and represents a broader set of technology companies than the compensation peer group. Neither the peer group nor survey data is applied formulaically in making compensation decisions.
Elements of Compensation
Base Salaries
We provide our executive officers, including our NEOs, with a base salary to compensate them for services rendered to us during the fiscal year. Base salary amounts are established based on a number of factors, including the scope of the NEO’s responsibilities, years of service and the Board’s or the Compensation Committee’s general knowledge of the competitive market based on, among other things, experience with other companies and our industry. Base salaries are evaluated annually for all executive officers. In addition to the factors above, individual factors are also considered, in a subjective manner, in setting base salaries, including the executive officer’s experience, achievements, leadership, teamwork and value to us. Consideration of these individual factors encourages our executive officers to improve their individual performances.
The base salary of our CEO is determined annually by the Compensation Committee. At the end of each fiscal year, the Compensation Committee collects information regarding the CEO’s performance and discusses relevant issues and matters with the CEO. The Compensation Committee subsequently meets, without the CEO present, and conducts a formal performance review of our CEO and sets an appropriate base salary level for the next fiscal year.
Our CEO assesses the individual performance of each of our other executive officers, including each of our other NEOs, and proposes to the Compensation Committee their base salary. The Compensation Committee relies on the experience of its members and our CEO’s assessment to determine the annual base salaries for these executive officers.
In 2017, the Compensation Committee determined to increase the annual base salaries of our NEOs as set forth in the following table. These 2017 increases also took into consideration general industry base pay increase trends for executives as reported by Mercer as well as individual competitiveness against competitive market data. The Compensation Committee believes these increases in base salary were appropriate based on our long-term performance and each executive officer’s strong individual contributions. Mr. Tauscher’s base salary was decreased from 2016 to 2017 in recognition of his transition out of the Chief Executive Officer role and his reduced level of responsibilities.

Executive Officer	2016 Base Salary ($)	2017 Base Salary ($)		2017 Change in Salary (%)
Talbott Roche	$750,000	$800,000		+6.7%
Charles O. Garner (1)	N/A	535,000		N/A %
Jerry Ulrich	461,250	461,250	(3)	0.0%
William Tauscher	825,000	650,000		-21.2%
David C. Tate	400,000	425,000		+6.3%
Gregory Brown (2)	N/A	375,000		N/A %
____________________________________

(1)	Mr. Garner joined the Company in October 2017.

(2)	Mr. Brown was not a named executive officer in 2016.

(3)	Mr. Ulrich retired in November 2017.

2017 Annual Bonuses
The primary purpose of our annual bonus program is to motivate our executive officers to meet or exceed our short-term Company-wide and business-specific performance goals. We believe that providing annual bonus opportunities at certain levels are necessary for competitive purposes to attract and retain highly qualified executives and serve the purpose of focusing attention on our key strategic and financial goals. The fact that our executive officers must be employed with us on the payment date as a condition of bonus eligibility also assists in retention.
For 2017, the Compensation Committee approved the 2017 Bonus Plan, pursuant to which each executive officer, including each NEO, was eligible to receive an annual bonus based on the achievement of specified Company performance objectives. For our NEOs, their 2017 bonus targets were set and achievements were determined in accordance with the rules for performance-based compensation set forth in the Company’s 2013 Equity Incentive Award Plan, as amended (the “2013 Plan”).
The level of our Adjusted Pre-Tax Income achievement relative to pre-established targets was the sole performance measure for the target bonuses for our NEOs, other than Mr. Brown. This metric was selected as it provides strong line of sight to both growth and expense management, which are key drivers of stockholder value for our business. Mr. Brown’s bonus opportunity was determined based on the level of our Adjusted Pre-Tax Income achievement relative to pre-established targets and the level of our Adjusted International EBITDA relative to pre-established targets. The Compensation Committee selected these metrics because they are critical measures of our business success.

		Metrics
		Adjusted Pre‑Tax Income (1)		Adjusted International EBITDA (2)
	Bonus Target (% of Salary)	% Attainment	Weighting	% Attainment	Weighting	Calculated Bonus (% of Target)
Talbott Roche	100%	88.5%	100%	N/A	0%	71.3%
Charles O. Garner	80%	88.5%	100%	N/A	0%	78.4%
Jerry Ulrich (3)	N/A	N/A	N/A	N/A	N/A	N/A
William Y. Tauscher	80%	88.5%	100%	N/A	0%	78.4%
David C. Tate	80%	88.5%	100%	N/A	0%	78.4%
Gregory Brown (4)	80%	88.5%	50%	105.5%	50%	96.1%
____________________________________

(1)
“Adjusted Pre-Tax Income” means pre-tax income, excluding any credit or expense taken for distribution partner mark-to-market expense, stock-based compensation expense, warrant amortization, interest income and expense, change in fair value of contingent consideration, amortization of intangible assets, corporate acquisitions (unless an acquisition was specifically included in the annual operating plan target) and certain other non-cash and cash expenses that we believe are not indicative of our core operating performance.

(2)
“Adjusted International EBITDA” means International EBITDA per the general ledger with the following “adjustments or add-backs”: Stock compensation expense, Warrant amortization, Mark-to-market, Contingent consideration, and Acquisitions.

(3)	Mr. Ulrich retired in November 2017 and did not receive a bonus for his services in 2017.

(4)
The data in this row reflects Mr. Brown’s performance metrics, bonus as percentage of his salary and bonus as percentage of the target after he was promoted to Senior Vice President, International. In connection with his promotion, the performance metrics became Adjusted Pre-Tax Income, weighted 50%, and Adjusted International EBITDA, weighted 50%.

In addition, the Compensation Committee approved threshold, target and maximum bonuses for each executive as a percentage of salary, as set forth below.

	Threshold (80% of Target Performance)	Target (100% of Target Performance)	Maximum (120% of Target Performance)
Named Executive Officer	Bonus (% of Salary)	Bonus (% of Salary)	Bonus (% of Salary)
Talbott Roche	50%	100%	150%
Charles O. Garner	50%	80%	120%
Jerry Ulrich	50%	80%	120%
William Y. Tauscher	50%	80%	120%
David C. Tate	50%	80%	120%
Gregory Brown	50%	80%	120%

The actual annual cash bonuses payable under the 2017 Bonus Plan were based on achievement of results for each metric, as detailed in the table below. These goals were established based on our annual operating plan and took into account our aggressive growth expectations.

	Performance Attainment by Metrics
	Adjusted Pre-Tax Income ($M)	Adjusted International EBITDA ($M)
Threshold Goal	$143.2	$50.9
Target Goal	$179.1	$63.6
Maximum Goal	$214.9	$76.3
Actual Results	$158.6	$67.1
Attainment	88.5%	105.5%

The bonuses earned by each NEO are set forth in the “2017 Summary Compensation Table” below in the column titled “Non-Equity Incentive Plan Compensation.”
For 2018, the Compensation Committee approved a similar corporate performance bonus program under the cash-performance award provisions of the 2013 Plan. The Company’s NEOs are eligible to earn, vest in, and receive cash bonuses based on the attainment of Adjusted Pre-Tax Income and/or Adjusted International EBITDA performance objectives during the Company’s 2018 fiscal year running from December 30, 2017 through December 29, 2018. The Compensation Committee approved threshold, target and maximum bonuses for each executive based on each executive’s annual base salary, the details of which are disclosed in our current report on Form 8-K filed with the SEC on February 21, 2018, which is incorporated herein by reference.
Long-Term Incentive Compensation
The goals of our long-term incentive compensation opportunities in the form of equity awards are to reward and encourage long-term corporate performance based on the value of Common Stock and, thereby, to align the interests of our executive officers, including our NEOs, with those of our stockholders.
Generally, the Compensation Committee grants annual equity awards at its first quarterly meeting of the year, unless otherwise specified by the Board or the Compensation Committee. We believe that our use of equity awards also encourages the retention of our NEOs because the vesting of their awards requires continued employment (except in the case of disabled or retirement-eligible employees or following a change in control of the Company).
In 2017, we granted a mix of RSUs and PSAs to our NEOs. RSUs vest in equal annual installments over a four-year time horizon, subject to continued service. PSAs are eligible to be earned over three successive one-year performance periods, with any earned shares vesting in full after three years, subject to continued service, thus promoting retention by delaying full payout until after the final performance period is completed. The multi-year performance/vesting requirement promotes a long-term performance focus, while balancing the ability to set long-term performance goals in a highly dynamic business environment.
The Compensation Committee does not grant equity awards in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity award grant dates.
2017 Equity Awards
In 2017, the Compensation Committee granted an equal value mix of RSUs and PSAs to our NEOs, except with respect to Messrs. Brown and Garner, who were granted only RSUs. The following table sets forth the RSUs and PSAs granted to our NEOs in 2017.

Named Executive Officer	2017 Restricted Stock Unit Grants		2017 Performance Share Award Grants (Target)
Talbott Roche	48,700		48,700
Charles O. Garner	100,000		—
Jerry Ulrich	13,550	(1)	13,550	(1)
William Y. Tauscher	23,700		23,700
David C. Tate	14,400		14,400
Gregory Brown	40,350		—
____________________________________

(1)
With respect to the RSU grant of 13,550 shares and the PSA grant of 13,550 shares, 3,388 shares of each grant were subsequently canceled upon Mr. Ulrich’s separation from service from the Company in November 2017.

The RSUs set forth in the above table vest in 25% annual installments over a period of four years. This multi-year vesting schedule appropriately encourages long-term employment with the Company while allowing our executives to realize compensation that corresponds to the value they have created for our stockholders. In connection with the pending Merger, RSUs issued to our NEOs in fiscal 2017 will be paid out in cash subject to the original vesting schedule.
The PSAs granted to Ms. Roche and Messrs. Tauscher, Ulrich and Tate are to be earned over a three-year performance period and vest in full after three years, subject to continued service, thus promoting retention by delaying full payout until after the final performance period is completed as well as increasing the linkage of pay to performance. As noted previously, Mr. Brown, our Senior Vice President, International was granted only RSUs, and Mr. Garner was granted RSUs in connection with his appointment as our Chief Financial Officer. The PSAs granted to our NEOs may convert to a number of shares of Common Stock ranging from 0% to 200% of the target number of shares granted based on the level of achievement of the performance goals during three consecutive one-year performance periods corresponding to our fiscal years 2017, 2018 and 2019. The performance goals for 2017 were established with threshold, target and maximum levels of Adjusted EPS and Adjusted Operating Revenues, Further Adjusted. The performance goals for 2018 and 2019 reflect specified levels of growth over the prior year results for each performance metric. If we do not achieve at least the threshold performance level for both performance metrics, then all of the performance shares attributable to that fiscal year will be forfeited. The Compensation Committee reserves the discretion to reduce or eliminate the amount payable at a given level of performance. The following table sets forth the threshold, target and maximum number of performance shares each NEO is eligible to earn based on the attainment of the applicable performance criteria at the threshold, target and maximum goals:

	Executive Officer Eligibility for 2017 Performance Shares
Named Executive Officer	Threshold Number of Performance Shares	Target Number of Performance Shares	Maximum Number of Performance Shares
Talbott Roche	24,350	48,700	97,400
Charles O. Garner	—	—	—
Jerry Ulrich	6,775	13,550	27,100
William Y. Tauscher	11,850	23,700	47,400
David C. Tate	7,200	14,400	28,800
Gregory Brown	—	—	—

A portion of PSAs granted to our NEOs in both 2016 and 2017 were to be earned, if at all, based on our 2017 performance. The number of shares of Common Stock earned under both the 2016 and 2017 PSAs based on the 2017 performance period were based on our level of Adjusted Operating Revenues, Further Adjusted, and Adjusted EPS (as defined below).

Named Executive Officer	Number of Earned 2016‑2018 Performance Shares Based on 2017 Performance (1/3 of target shares)	Number of Earned 2017-2019 Performance Shares Based on 2017 Performance (1/3 of target shares)
Talbott Roche	5,635	10,876
Charles O. Garner	N/A	N/A
Jerry Ulrich	1,698	2,269	(1)
William Y. Tauscher	5,635	5,293
David C. Tate	1,543	3,216
Gregory Brown	N/A	N/A
____________________________________

(1)	This represents the adjusted number of shares pursuant to Mr. Ulrich’s severance agreement.
“Adjusted Operating Revenues, Further Adjusted” means reported Adjusted Operating Revenues, adjusted by excluding the Adjusted Operating Revenues generated by acquisitions that were not included in the annual financial plan that was presented to the Board (the “Annual Financial Plan”) if such acquisitions, on an aggregate basis, have an impact of 5% or more on the total Adjusted Operating Revenue of the Company.
“Adjusted EPS” means the Company’s adjusted net income divided by the number of weighted average shares outstanding, diluted, determined as of the end of the applicable fiscal year, adjusted to exclude the Adjusted EPS generated by acquisitions that were not included in the Annual Financial Plan if such acquisitions, on an aggregate basis, have an impact of 5% or more on the total Adjusted Operating Revenue of the Company. To the extent that equity is issued in connection with any excluded acquisition then such shares will be excluded from the EPS calculation.
Other Elements of Compensation
Retirement Plan
401(k) Plan.  Our eligible employees, including our NEOs, are eligible to participate in the Blackhawk Network 401(k) Plan, under which our eligible employees may defer a portion of their eligible compensation, within prescribed limits, on a pre-tax and/or Roth after-tax basis through contributions to the 401(k) Plan.  Under the Blackhawk Network 401(k) Plan, we may match a portion of our eligible employee’s annual contributions, within prescribed limits.  Our executive officers are eligible to receive the same 401(k) plan benefits as all employees.
Employee Benefits and Perquisites
Our full-time eligible employees who are regularly-scheduled to work 30 or more hours per week, including our NEOs, are eligible to participate in our group health and welfare program. Our group health and welfare program includes: medical, dental and vision benefits; medical and dependent care flexible spending accounts; short-term disability offered through the required states and/or insurer; and long-term disability, accidental death and dismemberment, and life insurance.  We pay the premium costs for short-term disability. In addition, we also pay the premium costs for both accidental death and dismemberment and basic life insurance for each eligible employee (including executive officers) in an amount equal to twice annual base salary, up to a maximum of $1 million.  Each employee is responsible for the income tax for any amount exceeding $50,000 in coverage.  Our executive officers are eligible to receive the same group health and welfare benefits as all employees.
Historically, we have neither provided any perquisites or other personal benefits to our executive officers that are not available to other employees, nor made gross-up payments to cover our executive officers’ personal income taxes that may pertain to any of the compensation or benefits we offer.  In the future, we may provide different and/or additional perquisites to our executive officers to ensure that we provide a balanced and comprehensive compensation structure.  We believe that it is important to maintain flexibility to adapt our compensation structure to properly attract, motivate and retain the top executive talent for which we compete.

Severance and Change in Control Benefits
In April 2014, the Compensation Committee adopted the Blackhawk Network Holdings, Inc. Executive Change in Control Severance Plan, or the Severance Plan, for certain employees, including each of our NEOs, because it believes change in control and severance payments and benefits are essential to fulfill our objective of attracting and retaining key managerial talent.
In May 2017, a wholly owned subsidiary of the Company and Mr. Ulrich entered into a Separation Agreement, General Release of Claims and Covenant Not to Sue (the “Separation Agreement”). Mr. Ulrich ceased to be an employee of the Company in November 2017. Pursuant to the Separation Agreement, Mr. Ulrich released claims against the Company and continued to serve as our Chief Financial Officer for a period after the date of hire of his successor as requested by us. In consideration, he continued to receive his then base salary and received (a) a lump sum payment of $115,312, (b) reimbursement of 12 months of COBRA insurance premiums, (c) acceleration of vesting of 10,162 shares subject to an RSU granted under the 2013 Plan, and (d) continued vesting and performance-vesting of 10,162 shares subject to a PSAs granted under the 2013 Plan.
In October 2017, a wholly-owned subsidiary of the Company entered into an offer letter with Mr. Garner pursuant to which other than due to a change of control, if the Company terminates his employment without cause, Mr. Garner is entitled to receive a severance payment in an amount equal to 52 weeks of his base salary.
Summaries of the Severance Plan and Messrs. Ulrich’s and Garner’s severance provisions are provided under “Potential Payments Upon Termination or Change in Control” below.
Other Guidelines and Policies
Stock Ownership Policy for Executives
We adopted a stock ownership policy for our executive officers in April 2014 and amended it in July 2015. This policy is designed to ensure that each executive maintains an equity stake in the Company and, by doing so, to appropriately link their interests with those of other stockholders. The requirement for executive officers is based on a multiple of the executive’s base salary. The current ownership requirements for executive officers are a value equal to two times base salary (four times base salary for our CEO) as determined on December 31 of each year. Executive officers are expected to meet their ownership requirements by December 31, 2019. Any newly hired or promoted executives are expected to meet their ownership requirements within five years of their hire or promotion date.
Clawback Policy
In April 2014, we adopted a clawback policy, pursuant to which, in the event of a restatement of our financial statements to correct a material error or inaccuracy that the Board or the Compensation Committee determines resulted in whole or in part from the fraud or intentional misconduct of an officer (as defined under Rule 16a-1(f) of the Exchange Act), the Board or the Compensation Committee shall review all bonuses, incentive compensation and performance-based equity awards paid or vested with respect to the officer within three years prior to the date on which the Company publicly discloses the need for a restatement. To the extent that such bonuses, incentive compensation or performance-based equity awards relate to the periods with respect to which the financial statements are restated and if a lesser bonus, incentive compensation or award would have been paid or vested with respect to the officer based upon the restated financial results, the Board or the Compensation Committee may (i) seek reimbursement or forfeiture of the amounts by which the officer’s bonuses, incentive compensation or awards for the restated periods exceeded such lesser bonuses, incentive compensation or awards and (ii) take additional actions, including cancellation of such officer’s outstanding bonuses, incentive compensation or equity-based award opportunities.
Anti-Hedging Policy
We adopted an Insider Trading Policy in March 2013 and amended it in 2014 and 2016, pursuant to which our officers, directors and their family members are prohibited from engaging, directly or indirectly, in any speculative transactions involving our securities, including purchases of our stock on margin, short sales of our securities, and purchase or sale of put or call options on our securities or entering into other derivative contracts. In addition, to prevent the misalignment of objectives of our officers, directors and employees from those of our other stockholders, we do not permit them to enter into certain forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts for our securities, because such transactions allow the officer, director or employee to continue to own the covered securities without the full risks and rewards of ownership.
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code
Generally, Section 162(m) of the Code, as amended by the Tax Cuts and Jobs Act of 2017, disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year to its chief executive officer, chief financial officer and up to three other executive officers who are among our five most highly compensated executive officers. For taxable years beginning before January 1, 2018, qualifying “performance-based compensation” was not subject to this deduction limit if specified requirements were met.

As part of the Tax Cuts and Jobs Act of 2017, the ability to rely on the “performance-based compensation” exemption was eliminated with respect to federal income taxes for any performance based incentive awards granted in taxable years beginning after December 31, 2017. Incentive awards granted in prior taxable years may still be deductible if they satisfy the requirements of the “performance-based compensation” exemption and were provided pursuant to a written binding contract that was in effect on November 2, 2017 and not modified in any material respect after that date.
In approving the amount and form of compensation for our NEOs, the Compensation Committee considers all elements of the cost to the Company of providing such compensation, including the potential impact of Section 162(m) of the Code. However, the Compensation Committee may, in its judgment, authorize compensation payments that may not be deductible when it believes that such payments are appropriate to attract and retain executive talent and/or in the best interests of the Company.
Section 409A of the Internal Revenue Code
Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, additional taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our NEOs, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Internal Revenue Code.
Section 280G of the Internal Revenue Code
Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies that undergo a change in control. In addition, Section 4999 of the Code, imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including Options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive’s prior compensation. In approving the compensation arrangements for our NEOs since our 2013 initial public offering, the Board considers all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G of the Code. However, the Board may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent.
Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) for our stock based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of Options, RSUs and other equity-based awards under our equity incentive award plans will be accounted for under ASC Topic 718. The Board and/or Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.
Compensation Risk Assessment
The Compensation Committee conducts an annual risk assessment of compensation programs to identify and manage any risks they may present. In 2017, Mercer reviewed the risk assessment findings and discusses them with the Committee. The key factors of our compensation programs that mitigate risk are the following: alignment of compensation mix and level to market, established maximum payout levels for incentive plans, alignment of incentive plan payouts with total company performance, and strong Compensation Committee oversight with validation of awards before payout. Based on this assessment, the Committee has determined that any risks arising from our compensation programs are not reasonably likely to have a material adverse effect on the Company.

SUMMARY COMPENSATION
The following table sets forth information concerning the compensation of our NEOs for our 2017, 2016 and 2015 fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.
2017 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(4)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension and Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)		Total Compensation ($)
Talbott Roche President and Chief Executive Officer	2017	$794,231	$3,701,200		$—	$564,520	$—	$6,529		$5,066,480
	2016	736,539	2,397,045		1,199,143	—	—	6,258		4,338,985
	2015	636,538	1,650,442		920,329	582,963	—	21,754		3,812,026
Charles O. Garner (1) Chief Financial Officer	2017	82,308	3,470,000		—	51,648	—	51,415	(6)	3,655,371
Jerry Ulrich (2) Former Chief Financial Officer and Chief Administrative Officer	2017	423,995	1,029,800	(5)	—	—	—	123,737	(7)	1,577,532
	2016	459,736	722,610		360,973	—	—	7,971		1,551,290
	2015	443,269	770,467		430,154	372,702	—	20,841		2,037,433

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension and Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total Compensation ($)
William Y. Tauscher Chairman of the Board and Executive Chairman	2017	670,192	1,801,200	—	424,769	—	9,758	2,905,919
	2016	825,000	2,397,045	1,199,143	—	—	9,720	4,430,908
	2015	819,292	3,950,110	2,202,787	863,938	—	42,027	7,878,154
David C. Tate Senior Vice President, U.S. Retail	2017	439,135	1,094,400	—	265,300	—	5,309	1,804,144
	2016	393,296	656,565	327,766	—	—	4,343	1,381,970
	2015	347,480	473,231	263,427	287,972	—	8,143	1,380,253
Gregory Brown (3) Senior Vice President, International	2017	332,437	1,640,050	—	255,130	—	4,380	2,231,997
____________________________________

(1)	Mr. Garner joined the Company in October 2017.

(2)	Mr. Ulrich retired in November 2017.

(3)	Mr. Brown was promoted to Senior Vice President, International in June 2017 and became an executive officer in August 2017.

(4)
Amounts represent the aggregate grant date fair value of Options, RSUs, and PSAs, as applicable, granted during the applicable year and calculated in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all of these awards in Notes 1 and 8 to our financial statements included in our Form 10-K filed February 28, 2018. These amounts do not reflect the actual economic value that will be realized by our named executive officers upon the vesting of the stock awards or the sale of the common stock underlying such awards. In addition, the maximum potential value of the PSAs granted to Ms. Roche and Messrs. Tauscher, Ulrich and Tate was $3,701,200, $1,801,200, $1,029,800 and $1,094,400, respectively, assuming the Company achieved the maximum goal for each performance criteria (the grant date fair value per share on February 13, 2017 was $38.00). Messrs. Garner and Brown were not eligible for and did not receive any PSA grants in 2017.

(5)
Includes the grant date fair value as of February 13, 2017 for an RSU grant of 13,550 shares, 3,388 shares of which were subsequently canceled upon Mr. Ulrich’s separation from service from the Company in November 2017 and the grant date value of a PSA of 13,550 shares (at target), 3,388 of which were subsequently canceled upon his separation from service from the Company.

(6)
This amount consists of (i) life insurance premium of $80 paid by the Company on behalf of him, (ii) the Company’s reimbursement of $20,154 for his travel and temporary housing prior to relocation pursuant to his offer letter; (iii) “gross-up” tax reimbursement of $31,181 in connection with the reimbursement described in (ii) above.

(7)
This amount consists of (i) life insurance premium of $812 paid by the Company; (ii) the Company’s matching contributions of $5,541 to the Blackhawk Network 401(k) Plan; (iii) an earned cash amount of $115,312 for his transition services, the payment of which will be made in 2018, and (iv) $2,072 for COBRA reimbursement pursuant to his Separation Agreement.

CEO Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Act, we are providing the following information about the relationship of the annual total compensation of our employees (other than our CEO) and the annual total compensation of our CEO, Talbott Roche. For 2017:

•	the annual total compensation of our median employee was $60,454;

•	the annual total compensation of our CEO, as reported in the 2017 Summary Compensation Table and adjusted as described below, was $5,066,480; and

•
thus, for 2017, the annual compensation of our CEO, Ms. Roche, was approximately 84 times that of the median of the annual total compensation of all employees. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

To identify our median employee, we extracted a list of all employees employed by us and our consolidated subsidiaries from our Human Resource Information System as of December 30, 2017. We did not exclude any employees under the de minimis exemption provided under Item 402(u). To determine the median employee, we considered the annual base salary rate for each of our employees as of December 30, 2017. We did not include any contractors or other non-employee workers in our employee population. We used exchange rates in effect as of December 29, 2017 to convert the base salaries of our non-U.S. employees to U.S. dollars, and we did not make any cost-of-living adjustments.
Using this approach, we selected the individual at the median of our employee population. We then calculated total compensation for this individual using the same methodology we use for our named executive officers as set forth in the 2017 Summary Compensation Table. Ms. Roche’s total compensation for 2017 was $5,066,480, as reported in the 2017 Summary Compensation Table included in this Annual Report.
Because SEC rules for identifying the median of the annual total compensation of all employees of our company and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates and assumptions in calculating their pay ratios. As explained by the SEC when it adopted these rules, the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay-ratio disclosures.
Grants of Plan-Based Awards in 2017
The following table sets forth information regarding grants of plan-based awards made to our NEOs during the year ended December 30, 2017:

Name	Grant Date	Date of Corporate Action	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Option (#)	Exercise or Base Price of Option Awards Per Share ($)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold(#)	Target (#)	Maximum(#)
Talbott Roche	02/13/2017	02/13/2017	$400,000	$800,000	$1,200,000	—	—	—	—	—	$—	$—
	02/13/2017	02/13/2017	—	—	—	24,350	48,700	97,400	—	—	—	1,850,600
	02/13/2017	02/13/2017	—	—	—	—	—	—	48,700	—	—	1,850,600
Jerry Ulrich	02/13/2017	02/13/2017	230,625	369,000	553,500	—	—	—	—	—	—	—
	02/13/2017	02/13/2017	—	—	—	6,775	13,550	27,100	—	—	—	514,900
	02/13/2017	02/13/2017	—	—	—	—	—	—	13,550	—	—	514,900
Charles. O. Garner	10/23/2017	10/19/2017	267,500	428,000	642,000	—	—	—	—	—	—	—
	10/23/2017	10/19/2017	—	—	—	—	—	—	100,000	—	—	3,470,000
William Y. Tauscher	02/13/2017	02/13/2017	325,000	520,000	780,000	—	—	—	—	—	—	—
	02/13/2017	02/13/2017	—	—	—	11,850	23,700	47,400	—	—	—	900,600
	02/13/2017	02/13/2017	—	—	—	—	—	—	23,700			900,600
David C. Tate	02/13/2017	02/13/2017	212,500	340,000	510,000	—	—	—	—	—	—	—
	02/13/2017	02/13/2017	—	—	—	7,200	14,400	28,800	—	—	—	547,200
	02/13/2017	02/13/2017	—	—	—	—	—	—	14,400	—	—	547,200
Gregory Brown	06/19/2017	04/24/2017	187,500	300,000	450,000	—	—	—	—	—	—	—
	02/13/2017	02/13/2017	—	—	—	—	—	—	5,350	—	—	203,300
	04/24/2017	04/24/2017	—	—	—	—	—	—	35,000	—	—	1,436,750
____________________________________

(1)
Amounts shown in these columns represent each NEO’s non-discretionary incentive bonus opportunity under our 2017 Bonus Plan. The “Target” amount represents the NEO’s target bonus if the performance goals under the 2017 Bonus Plan were achieved at the target levels, and the “Threshold” and “Maximum” amounts represent the NEO’s minimum and maximum bonuses, respectively, if the performance goals under the 2017 Bonus Plan were achieved at the minimum or the maximum levels.

(2)
The PSAs were awarded in 2017 for the performance periods covering our 2017, 2018 and 2019 fiscal years with one third of the granted shares to be awarded in each year. The “Threshold” number of shares represents 50% of the target number of performance shares granted, which is the number of shares that would be earned based on achieving the minimum performance goals. The “Target” number of shares represents 100% of the performance shares granted, which is the number of shares that would be earned based on achieving the target performance goals. The “Maximum” number of shares shown is 200% of the performance shares granted, which is the number of shares that would be earned based on achieving the maximum performance goals. Messrs. Garner and Brown were not eligible and did not receive any PSA grants in 2017. Please see the section titled “Compensation Discussion and Analysis—Elements of Compensation—2017 Equity Awards” in this report for a detailed discussion of the PSAs.

(3)
Amounts reflect the full grant-date fair value of RSUs and PSAs granted during 2017 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all of these awards in Notes 1 and 8 to our financial statements included in our Form 10-K filed February 28, 2018.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
For a discussion of the salaries, bonuses and equity awards and other compensation received by our NEOs in 2017, please refer to the Compensation Discussion and Analysis above.

2017 Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of Common Stock, as applicable, underlying the outstanding equity incentive plan awards identified for each NEO as of December 30, 2017.

	Option Awards (1)					Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value Shares That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Talbott Roche	10/18/2011 (3)	22,000	—	$21.03	10/18/2018	—	$—	—	$—
	5/14/2012 (4)	50,000	—	18.49	5/14/2019	—	—	—	—
	3/26/2013 (5)	65,000	—	20.00	3/26/2020	—	—	—	—
	3/12/2014 (5)	51,825	17,275	26.73	3/12/2021	—	—	—	—
	2/23/2015 (5)	34,500	34,500	39.11	2/23/2022	—	—	—	—
	2/22/2016 (5)	24,375	73,125	38.85	2/22/2023	—	—	—	—
	3/12/2014 (7)	—	—	—	—	5,250	187,162.50	—	—
	2/23/2015 (7)	—	—	—	—	10,550	376,107.50	—	—
	2/22/2016 (7)	—	—	—	—	23,137	824,834.05	—	—
	2/13/2017 (7)	—	—	—	—	48,700	1,736,155.00	—	—
	2/23/2015 (8)	—	—	—	—	—	—	15,825	564,161.25
	2/22/2016 (9)	—	—	—	—	—	—	15,919	567,512.35
	2/13/2017 (6)	—	—	—	—	—	—	43,342	1,545,142.30
Charles. O. Garner	10/23/17 (7)	—	—	—	—	100,000	3,565,000.00	—	—
Jerry Ulrich	5/14/2012 (4)	42,500	—	18.49	5/14/2019	—	—	—	—
	3/12/2014 (5)	25,800	—	26.73	3/12/2021	—	—	—	—
	2/23/2015 (5)	16,126	16,124	39.11	2/23/2022	—	—	—	—
	2/22/2016 (5)	7,338	22,012	38.85	2/22/2023	—	—	—	—
	2/23/2015 (7)	—	—	—	—	4,924	175,540.60	—	—
	2/22/2016 (7)	—	—	—	—	6,975	248,658.75	—	—
	2/23/2015 (8)	—	—	—	—	—	—	7,387	263,346.55
	2/22/2016 (9)	—	—	—	—	—	—	4,798	171,048.70
	2/13/2017 (6)	—	—	—	—	—	—	9,043	322,382.95
William Y. Tauscher	3/14/2011 (10)	375,000	—	17.53	3/14/2018	—	—	—	—
	5/14/2012 (4)	100,000	—	18.49	5/14/2019	—	—	—	—

	Option Awards (1)					Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value Shares That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	3/11/2013 (5)	162,500	—	20.00	3/11/2020	—	—	—	—
	3/12/2014 (5)	86,663	28,887	26.73	3/12/2021	—	—	—	—
	2/23/2015 (5)	82,576	82,574	39.11	2/23/2022	—	—	—	—
	2/22/2016 (5)	24,375	73,125	38.85	2/22/2023	—	—	—	—
	3/12/2014 (7)	—	—	—	—	8,762	312,365.30	—	—
	2/23/2015 (7)	—	—	—	—	25,250	900,162.50	—	—
	2/22/2016 (7)	—	—	—	—	23,137	824,834.05	—	—
	2/13/2017 (7)	—	—	—	—	23,700	844,905.00	—	—
	2/23/2015 (8)	—	—	—	—	—	—	37,875	1,350,243.75
	2/22/2016 (9)	—	—	—	—	—	—	15,919	567,512.35
	2/13/2017 (6)	—	—	—	—	—	—	21,093	751,965.45
David C. Tate	5/14/2012 (4)	9,000	—	18.49	5/14/2019	—	—	—	—
	3/12/2014 (5)	—	6,537	26.73	3/12/2021	—	—	—	—
	2/23/2015 (5)	9,876	9,874	39.11	2/23/2022	—	—	—	—
	2/22/2016 (5)	6,663	19,987	38.85	2/22/2023	—	—	—	—
	3/12/2014 (7)	—	—	—	—	1,987	70,836.55	—	—
	2/23/2015 (7)	—	—	—	—	3,024	107,805.60	—	—
	2/22/2016 (7)	—	—	—	—	6,337	225,914.05	—	—
	2/13/2017 (7)	—	—	—	—	14,400	513,360.00	—	—
	2/23/2015 (8)	—	—	—	—	—	—	4,538	161,779.70
	2/22/2016 (9)	—	—	—	—	—	—	4,360	155,434.00
	2/13/2017 (6)	—	—	—	—	—	—	12,816	456,890.40
Gregory Brown	6/30/2015 (5)	4,426	4,424	41.2000	6/30/2022	—	—	—	—
	2/22/2016 (5)	938	2,812	38.8500	2/22/2023	—	—	—	—
	3/11/2016 (11)	1,075	3,225	33.9000	3/11/2023	—	—	—	—
	6/30/2015 (7)	—	—	—	—	4,050	144,382.50	—	—
	2/22/2016 (7)	—	—	—	—	2,662	94,900.30	—	—
	3/11/2016 (12)	—	—	—	—	3,075	109,623.75	—	—

	Option Awards (1)					Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value Shares That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	2/13/2017 (7)	—	—	—	—	5,350	190,727.50	—	—
	4/24/2017 (7)	—	—	—	—	35,000	1,247,750.00	—	—
____________________________________

(1)
Each Option or SAR granted prior to our initial public offering in April 2013 was pursuant to the Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan (the “2007 Plan”), and each RSA and RSU granted prior to our initial public offering was pursuant to the Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan (the “2006 Plan”). Each award granted after to our initial public offering in April 2013 was pursuant to the 2013 Plan.

(2)
The market value of shares of stock that have not vested is calculated based on the fair market value of Common Stock of $35.65 per share which is the closing price of Common Stock on December 29, 2017, the last trading day of the 2017 fiscal year.

(3)	This Option vested as to 20% of the shares subject to the award on each of the first, second, third, fourth and fifth anniversaries of March 14, 2011.

(4)	This SAR vested as to 20% of the shares subject to the SAR on the first through fifth anniversaries of March 14, 2012.

(5)	This Option vests as to 25% of the shares subject to the award on each of the first, second, third and fourth anniversaries of the grant date.

(6)	Includes performance shares earned but not yet vested. Earned performance shares will vest in full on January 2, 2020, subject to the executive’s continued service.

(7)	This RSU vests as to 25% of the shares subject to the award on each of the first, second, third and fourth anniversaries of the grant date.

(8)	Represents performance shares earned but not yet vested. Earned performance shares will vest in full on January 4, 2018, subject to the executive’s continued service.

(9)	Includes performance shares earned but not yet vested. Earned performance shares will vest in full on January 3, 2019, subject to the executive’s continued service.

(10)	This Option vested as to 20% of the shares subject to the award on each of the first, second, third, fourth and fifth anniversaries of August 12, 2010.

(11)	This Option vests as to 25% of the shares subject to the award on each of the first, second, third and fourth anniversaries of March 1, 2016.

(12)	This RSU vests as to 25% of the shares subject to the award on each of the first, second, third and fourth anniversaries of March 1, 2016.

2017 Option Exercises and Stock Vested
The following table shows the number of shares of Common Stock, as applicable, acquired by each NEO during fiscal year 2017 upon the exercise of Options and the number of shares of RSUs held by each NEO that vested during fiscal year 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Talbott Roche	50,000	$1,251,450	56,038	$2,114,699
Charles O. Garner	—	—	—	—
Jerry Ulrich	92,500	2,284,818	36,372	1,362,946
William Y. Tauscher	178,784	3,874,071	92,190	3,481,068
David C. Tate	13,412	262,895	23,673	919,610
Gregory Brown	—	—	3,938	159,522
____________________________________

(1)	Represents the difference between the market price of the underlying shares at exercise and the exercise price of the Option.

(2)	Represents the market price of an underlying share of Common Stock on the vesting date multiplied by the number of shares that have vested.
2017 Pension Benefits
Our NEOs possess accumulated and undistributed benefits under one or more of the following plans: Employee Retirement Plan of Safeway Inc. and its Domestic Subsidiaries, or the Safeway ERP, the Safeway Retirement Restoration Plan I, or the Safeway Retirement Restoration Plan II, (collectively, the “Safeway RRPs”). These benefits were credited for services performed for the Company when we were a subsidiary or division of Safeway. Safeway distributed its remaining shares of our Common Stock on April 14, 2014. For a description of these plans, see our proxy statement for the 2015 Annual Meeting of Stockholders, filed with the SEC on April 8, 2015.
2017 Non-Qualified Deferred Compensation
Participation in the Blackhawk Deferred Compensation Plan was limited to our non-employee directors and certain management and highly compensated employees that are selected by the Compensation Committee. This included all of our NEOs, who could elect to defer between 1% and 50% of their base salary and between 10% and 100% of their cash bonus plan compensation to an unfunded, but fully vested account. We could, in our sole discretion, make contributions to the Blackhawk Deferred Compensation Plan from time to time. No such contributions were made.
At the election of the executive officer, the account balance under the Blackhawk Deferred Compensation Plan may be invested in one or more investment funds, with the hypothetical investment gains and losses derived from the deemed investments credited to (or debited from) the executive officer’s deferred account balance. NEOs must have submitted irrevocable deferral elections with respect to amounts deferred under the Blackhawk Deferred Compensation Plan that specify when payment will commence – either a fixed date or upon their termination of service with us, provided, however, that any amounts not yet paid will always be paid upon a termination of service. NEOs could elect to receive payment in a lump sum distribution or in annual installments over a period of 5, 10 or 15 years. All amounts deferred under the plan will be paid in accordance with the distribution elections submitted by the executive officer, subject to limited exceptions for small account balances, subsequent deferral elections satisfying certain legal requirements and the liquidation of the plan.

Name	Executive Contributions in FY2017 ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in FY2017 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance in FY2017 ($)(1)
Talbott Roche	—	—	—	—	—
Charles O. Garner	—	—	—	—	—
Jerry Ulrich	$44,956	—	$3,714	—	$48,671
William Y. Tauscher	—	—	—	—	—
David C. Tate	—	—	—	—	—
Gregory Brown	—	—	—	—	—
____________________________________

(1)
The amounts reported as executive contributions represent compensation already included in the amounts of the 2017 Summary Compensation Table, with the exception of earnings on contributions, as such earnings are not considered at above-market rates or preferential earnings on compensation that is deferred.

On December 4, 2017, the Compensation Committee approved an amendment to the Blackhawk Deferred Compensation Plan, terminating it, effective as of December 15, 2017, pursuant to Treasury Regulation Section 1.409A-3(j)(4)(ix)(C). Pursuant to such amendment, all balances will be distributed on December 17, 2018. Until such distribution date, the Blackhawk Deferred Compensation Plan will continue to operate in the ordinary course, except that no new deferrals will be credited to participants under the Plan after December 15, 2017.
Mr. Ulrich had undistributed compensation under the Safeway Executive Deferred Compensation Plans (the “Safeway Deferred Compensation Plans”), attributable to service performed for the Company, when we were a subsidiary or division of Safeway. Safeway distributed its remaining shares of our Common Stock on April 14, 2014. For a description of these plans, see our proxy statement for the 2015 Annual Meeting of Stockholders, filed with the SEC on April 8, 2015.
Potential Payments upon Termination or Change in Control
Our NEOs are entitled to certain payments and benefits upon a qualifying termination of employment or a change in control. The following discussion describes the payments and benefits to which our NEOs would have become entitled pursuant to agreements in effect as of December 30, 2017. This section presumes that the triggers for the potential payments occur on December 30, 2017. Pursuant to the Merger Agreement entered into by the Company, after December 30, 2017, equity awards previously granted to our NEOs will be treated as described under “Compensation Discussion and Analysis—Executive Summary—Business Highlights” upon the closing of the Merger. The treatment of equity awards contemplated by the Merger Agreement is not reflected in this section.
Severance Arrangements
The Severance Plan provides for the payment of severance and other benefits to certain eligible employees, (including all of the NEOs) following a change in control (as defined therein) in the event of a subsequent termination of employment by the Company without “cause” or by the eligible employees for “good reason” (each, as defined in the Severance Plan, and each such termination, a “Qualifying Termination”). In the event of a Qualifying Termination during the 24-month period following a “change in control” (as defined in the Severance Plan), the Severance Plan provides for the following payments and benefits:

•
an amount equal to the product of (i) two (Ms. Roche and Mr. Tauscher), or one and one-half (Messrs. Garner, Ulrich, Tate, and Brown), multiplied by (ii) the sum of the executive’s base salary and target annual cash bonus opportunity for the fiscal year of termination, payable in substantially equal installments, in accordance with the Company’s normal payroll procedures, over the 24-month period (Ms. Roche and Mr. Tauscher) or 18-month period (Messrs. Garner, Ulrich, Tate, and Brown) following the termination date;

•	an additional lump sum payment equal to a prorated portion of the executive’s target annual cash bonus opportunity for time served during the fiscal year of termination;

•	payment or reimbursement of COBRA premiums through the earlier of the end of the applicable COBRA period or the date on which the executive becomes eligible for other health care coverage; and

•
full accelerated vesting of the executive’s time-based equity awards and accelerated vesting of the executive’s performance-based equity awards with respect to 100% of the “target” number of shares subject to such performance-based equity awards.

The eligible employee’s right to receive the severance payments pursuant to the Severance Plan is contingent on the person executing a general release of claims against the Company. In addition, to the extent that any payment or benefit received by an executive would be subject to an excise tax under Section 4999 of the Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to the executive than receiving the full amount of such payments.
In May 2017, a wholly owned subsidiary of the Company and Mr. Ulrich entered into a Separation Agreement, General Release of Claims and Covenant Not to Sue (the “Separation Agreement”). Mr. Ulrich ceased to be an employee of the Company in November 2017. Pursuant to the Separation Agreement, Mr. Ulrich released claims against the Company and continued to serve as Chief Financial Officer of the Company for a period after the date of hire of his successor as requested by the Company. In consideration, he continued to receive his then base salary and received (a) a lump sum payment of $115,312.00, (b) reimbursement of twelve (12) months of COBRA insurance premiums, (c) acceleration of vesting of 10,162 shares subject to a RSU granted under the 2013 Plan, and (d) continued vesting and performance-vesting of 10,162 shares subject to a PSA granted under the 2013 Plan.
Pursuant to the offer letter between Mr. Garner and the Company dated October 19, 2017, if the Company terminates his employment without cause, Mr. Garner is entitled to receive a severance payment in an amount equal to 52 weeks of his base salary, other than due to a change of control.
Deferred Compensation Plan
Benefits Payable upon Termination (other than Death).
Under the Blackhawk Deferred Compensation Plan, in the event of a termination of employment of a NEO for any reason other than death, including in connection with a change in control, the NEO is entitled to receive his or her account balance under such plan as of the date of termination. For a discussion of the amounts payable and manner of payment to each of our NEOs under the Blackhawk Deferred Compensation Plan, see the section titled “2017 Non-Qualified Deferred Compensation” above.
In addition, our NEOs have benefits payable upon termination of employment under one or more of the Safeway ERP, the Safeway RRPs and/or the Safeway Deferred Compensation Plans. For a description of these plans, see our proxy statement for the 2015 Annual Meeting of Stockholders, filed with the SEC on April 8, 2015.
Benefits Payable Upon Death
Under the Blackhawk Deferred Compensation Plan, any undistributed balance of a NEO will be payable if the executive dies before the entire deferred account balance has been distributed. For a discussion of the amounts payable and manner of payment to each of our NEOs under the Blackhawk Deferred Compensation Plan, see the section titled “2017 Non-Qualified Deferred Compensation” above. The NEO’s beneficiary will receive the balance of the executive’s benefit in the form of a lump sum. In addition, our NEOs have benefits payable upon death under one or more of the Safeway ERP and/or the Safeway RRPs. For a description of these plans, see our proxy statement for the 2015 Annual Meeting of Stockholders, filed with the SEC on April 8, 2015.

Acceleration of Options, RSUs and PSAs upon Death, Disability or Retirement
In the event of the retirement of a NEO at or after the one (1)-year anniversary of the date of grant of an award under the 2013 Plan and the executive officer has attained (i) age 55 and completed 10 consecutive years of service or (ii) age 65, certain Options and RSUs will accelerate and vest in full. Certain PSAs that were granted under the 2013 Plan will vest in full to the extent that they are performance-vested as of the date of retirement, and any PSAs that are not then performance-vested will remain outstanding and vest in accordance with the terms of the 2013 Plan. In the event of the death of a NEO or termination on account of disability at or after the one (1)-year anniversary of the date of grant of an award under the 2013 Plan, certain Options and RSUs will accelerate and vest in full. Certain PSAs will be deemed performance-vested with respect to the target number of performance shares, and such number of performance shares will vest in full.
Acceleration of Options and SARs upon a Change in Control
In the event we undergo a change in control, Options and SARs held by the NEOs granted under the 2007 Plan will accelerate and vest in full. In the event of a termination of employment by the Company for “cause” or by the NEO for “good reason” (each as defined in the Severance Plan) in the 24-month period following a “change in control” (as defined in the 2013 Plan), certain PSAs that were granted under the 2013 Plan will vest in full to the extent that they are performance-vested as of the change of control date, and any PSAs that are not then performance-vested will be deemed performance-vested with respect to the target number of performance shares, and such number of performance shares will vest in full.
Summary of Potential Payments
The following table summarizes the payments that would be made to certain NEOs upon the occurrence of certain qualifying terminations of employment, assuming such NEO’s termination of employment with us occurred on December 30, 2017 and, where relevant, that a change in control of the Company occurred on December 30, 2017. Amounts shown in the table below do not include (i) accrued but unpaid salary, and (ii) other benefits earned or accrued by the NEO during his or her employment that are available to all salaried employees, such as accrued vacation.

Name	Change in Control (No Termination) ($)	Non-Change in Control Severance (except Retirement, Death or Disability) ($)		Change in Control Severance ($)(2)	Death ($)(3)	Disability ($)(3)	Retirement ($)
Talbott Roche
Cash	$—	$—		$4,000,001	$—	$—	$—
Continued Healthcare	—	—		38,275	—	—	—
Accelerated Vesting	—	—		5,955,168	2,332,615	2,332,615	—
Total	—	—		9,993,444	2,332,615	2,332,615	—
Charles O. Garner
Cash	—	535,000	(1)	1,525,632	—	—	—
Continued Healthcare	—	—		38,681	—	—	—
Accelerated Vesting	—	—		3,565,000	—	—	—
Total	—	535,000		5,129,313	—	—	—
Jerry N. Ulrich
Cash	—	—		—	—	—	222,610	(4)

Name	Change in Control (No Termination) ($)	Non-Change in Control Severance (except Retirement, Death or Disability) ($)	Change in Control Severance ($)(2)	Death ($)(3)	Disability ($)(3)	Retirement ($)
Continued Healthcare	—	—	—	—	—	—
Accelerated Vesting	—	—	—	—	—	1,223,638	(5)
Total	—	—	—	—	—	1,446,248
William Y. Tauscher
Cash	—	—	2,860,000	—	—	—
Continued Healthcare	—	—	26,705	—	—	—
Accelerated Vesting	—	—	5,809,660	3,642,753	3,642,753	3,642,753
Total	—	—	8,696,365	3,642,753	3,642,753	3,642,753
David C. Tate
Cash	—	—	1,487,501	—	—	—
Continued Healthcare	—	—	38,681	—	—	—
Accelerated Vesting	—	—	1,750,330	650,933	650,933	—
Total	—	—	3,276,512	650,933	650,933	—
Gregory Brown
Cash	—	—	1,312,500	—	—	—
Continued Healthcare	—	—	38,681	—	—	—
Accelerated Vesting	—	—	1,793,028	354,550	354,550	—
Total	—	—	3,144,209	354,550	354,550	—
____________________________________

(1)	Represents the amount of severance payable to Mr. Garner upon a termination of his employment by the Company without cause pursuant to his offer letter.

(2)	Represents payments and benefits under the Severance Plan.

(3)
Represents the aggregate value of the NEO’s unvested Options and RSUs under the 2013 Plan that would have vested on an accelerated basis, determined by multiplying the number of accelerating shares by the fair market value of our Common Stock on December 29, 2017 ($35.65 per share), the last trading day of the 2017 fiscal year, and subtracting any applicable exercise prices.

(4)
Represents the actual payments that Mr. Ulrich received upon his separation from services in November 2017 and consists of (i) a cash payment of $115,312 for transition services and COBRA reimbursement of $2,072 pursuant to his Separation Agreement; and (ii) the outstanding balance of $105,226 under the Deferred Comp Plan as of Mr. Ulrich’s last day of employment with the Company. This amount consists of $59,370.32 which is the amount of contributions in 2016 and the earnings thereon and $45,856.00 which is the amount of contributions in the fiscal year 2017 and the earnings thereon. On November 1, 2018, 20% of his 2016 contribution and the earnings thereon and all of his 2017 contribution and the earnings thereon will be distributed to him. The remaining 80% of his 2016 contributions and earnings thereon will be distributed to him on December 17, 2018.

(5)
Represents the aggregate value of Mr. Ulrich’s unvested equity that vested on an accelerated basis due to his retirement. The value of the Options, RSUs and PSAs under the 2013 Plan vested on an accelerated basis was determined by multiplying the number of accelerating shares by the fair market value of our Common Stock on November 30, 2017 ($36.75 per share), Mr. Ulrich’s last day of employment, except that the value of the performance shares earned under the 2016 PSU and 2017 PSU for the Company’s 2017 performance period was determined by multiplying the number of accelerating shares by the fair market value of our Common Stock on December 29, 2017 ($35.65 per share), the last trading day of the 2017 fiscal year.

COMPENSATION OF DIRECTORS
Director Compensation
The Board has approved a compensation plan for non-employee directors, which we refer to as the Non-Employee Director Compensation Program, for our non-employee directors, whom we refer to as eligible directors. For the fiscal year ended December 30, 2017, each of our non-employee directors received each of the applicable retainers and fees set forth below for serving as a member of the Board, Chairman of the Board or as a Committee Chair or committee member.
Cash Compensation
As of April 27, 2018, annual retainers are paid in the following amounts to non-employee directors:

Non-employee director:	$60,000
Chair of Audit Committee:	$15,000
Chair of Compensation Committee:	$10,000
Chair of Nominating and Corporate Governance Committee:	$8,500
Audit Committee Member (for both non-Chair and Chair members):	$10,000
Compensation Committee Member (for both non-Chair and Chair members):	$10,000
Nominating and Corporate Governance Committee Member (for both non-Chair and Chair members):	$7,500
Lead Independent Director:	$20,000
All annual retainers are paid in cash quarterly in arrears promptly following the end of the applicable calendar quarter, but in no event more than thirty (30) days after the end of such quarter.
Equity Compensation
Each non-employee director serving on the Board on the date of each annual stockholder meeting of the Company is granted an RSU, or an Annual RSU, that constitutes a right to receive shares of Common Stock with an aggregate value of $140,000 (valued based on the average market closing price per share of the Common Stock over the period of 15 consecutive trading days ending on the Friday immediately preceding the applicable annual meeting) under the 2013 Plan or any other applicable Company equity incentive plan then maintained by the Company, or the Annual RSU. The Annual RSU will be automatically granted, without further action, on the date of the applicable annual meeting, and will vest in full on the earlier to occur of (i) the first anniversary of the date of grant and (ii) the date of the annual meeting for the year following the year in which the grant is made, subject in each case to continued service through the vesting date.
Each non-employee director may defer up to 100% of the shares of Common Stock underlying Annual RSUs and RSUs that a director receives in lieu of his or her annual cash retainers until a date that is later than the vesting date. Deferral elections and deferral payments for RSUs are governed by procedures substantially similar to the procedures governing deferral elections and deferred payment under the Blackhawk Network Holdings, Inc. Deferred Compensation Plan, or the Blackhawk Deferred Compensation Plan. For a summary of the Blackhawk Deferred Compensation Plan, see the section titled “2017 Non-Qualified Deferred Compensation” above.
We reimburse all directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board and its committees. We do not provide retirement benefits to our non-employee directors.

In the table below, we have set forth information regarding the compensation of our eligible directors for the fiscal year ended December 30, 2017.
2017 Director Compensation
Our non-employee directors receive cash compensation and RSUs for their services as members of the Board. The following table shows, for the fiscal year ended December 30, 2017, information with respect to the compensation of the non-employee directors of the Board.

Name of Director (1)(2)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)(4)	Total ($)
Anil D. Aggarwal	$67,500.00	$139,740.00	$207,240.00
Richard H. Bard	84,153.15	139,740.00	223,893.15
Thomas Barnds	60,833.64	139,740.00	200,573.64
Steven A. Burd	69,226.19	139,740.00	208,966.19
Robert L. Edwards	77,038.69	156,840.00	233,878.69
Jeffrey H. Fox (5)	29,136.10	139,740.00	168,876.10
Mohan Gyani	74,776.79	139,740.00	214,516.79
Paul Hazen	100,000.00	168,278.00	268,278.00
Robert B. Henske	42,739.71	139,740.00	182,479.71
Arun Sarin	70,000.00	139,740.00	209,740.00
Jane J. Thompson	70,000.00	139,740.00	209,740.00
____________________________________

(1)
Neither Ms. Roche, our President and Chief Executive Officer, nor Mr. Tauscher, our former Chief Executive Officer, is included in this table, as each of them is an employee of the Company and does not receive compensation for his or her services as a director. All compensation paid to Ms. Roche and to Mr. Tauscher in 2017 for services each of them provided to the Company is reflected in the 2017 Summary Compensation Table.

(2)
The aggregate number of unvested RSUs held by each non-employee director listed in this table above as of December 30, 2017, was as follows: 3,288 shares for Mr. Aggarwal, 3,288 shares for Mr. Bard, 3,288 shares for Mr. Barnds, 3,288 shares for Mr. Burd, 3,738 shares for Mr. Edwards, 0 share for Mr. Fox, 3,288 shares for Mr. Gyani, 4,039 shares for Mr. Hazen, 3,288 shares for Mr. Henske, 3,288 shares for Mr. Sarin and 3,288 shares for Ms. Thompson. Each of Messrs. Bard, Henske, Sarin and Ms. Thompson has deferred the settlement of 3,288 shares of Common Stock subject to RSUs granted on June 9, 2017.

(3)
Amounts in this column represent the aggregate grant date fair value of RSUs granted during the fiscal year ended December 30, 2017, calculated in accordance with ASC 718. Assumptions used to calculate the grant date fair value are set forth in Notes 1 and 8 in our Form 10-K filed February 28, 2018.

(4)
Each non-employee director listed in this table received a grant of RSUs with an aggregate value of $140,000. The value is based on the average market closing price per share of the Common Stock over the period of 15 consecutive trading days ending on the Friday immediately preceding the applicable annual meeting, which was $42.5683 per share for 2017 annual grant.

(5)	Mr. Fox resigned from the Board on October 4, 2017 and his stock awards were subsequently canceled upon his resignation.

Non-employee Director Stock Ownership Guideline
We adopted a stock ownership guideline for all non-employee directors in April 2014 and amended such guideline in 2016 to increase the value of stock to be retained by non-employee directors. Currently, all non-employee directors are required to accumulate shares of the Company’s stock equal in value to at least five times the amount of their annual cash retainer as determined on December 31 of each year. Under the guideline, all non-employee directors are expected to meet their ownership requirements by December 31, 2021, except that any newly appointed directors are expected to meet their ownership requirements within five years following their appointment date.

COMPENSATION COMMITTEE REPORT
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report and the Company’s 2017 Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 30, 2017.

Compensation Committee
Paul Hazen, Chairman
Arun Sarin
Jane J. Thompson

Compensation Committee Interlocks and Insider Participation
During 2017, Messrs. Hazen and Sarin and Ms. Thompson served on the Compensation Committee. None of the members of the Compensation Committee during 2017 is or was formerly our officer or our employee. During 2017, none of our executive officers served on the Compensation Committee (or equivalent body) or board of directors of another entity whose executive officer served on the Compensation Committee. There are no family relationships among any of our directors or executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 30, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities. remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(#)	(b)(1)($)	(c)(#)
Equity compensation plans approved by security holders (2) (3) (4)	2,357,513	$28.0425	5,565,474
Equity compensation plans not approved by security holders	—	—	—
Total	2,357,513	$28.0425	5,565,474
____________________________________

(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights does not include outstanding PSAs, RSUs or RSAs.

(2)	Consists of four plans: the 2013 Employee Stock Purchase Plan (the “ESPP”), the 2006 Plan, the 2007 Plan and the 2013 Plan.

(3)	No further equity awards may be granted under the 2006 Plan or the 2007 Plan.

(4)
Includes (i) 4,183,482 shares available for issuance under the 2013 Plan and (ii) 1,381,992 shares reserved for issuance under the ESPP. The number of securities available for issuance under the 2013 Plan is equal to the sum of (i) 9,000,000 million shares plus (ii) any shares of our Common Stock subject to awards under the 2006 Plan or 2007 Plan that terminate, expire or lapse for any reason, up to a maximum of 4,623,892 shares. Shares available for issuance under the 2013 Plan may be granted pursuant to Options, RSAs, RSUs, deferred stock, dividend equivalents, stock payments, SARs, PSAs and other incentive awards, as selected by the plan administrator. The number of securities available for issuance under the ESPP is equal to the sum of (a) 2,000,000 shares and (b) an annual increase on the first day of each calendar year beginning in 2013 and ending in 2023, equal to the lesser of (x) one percent of the shares of Common Stock of the Company outstanding on the date of adoption of the ESPP and (y) such smaller number of shares of Common Stock as may be determined by the Board. In 2017, the Board determined there would be no annual increase under the ESPP.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the beneficial ownership of our outstanding Common Stock as of February 28, 2018 by (i) each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our Common Stock, (ii) each NEO and each director and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the table below, the address of each beneficial owner listed in the table is c/o Blackhawk Network Holdings, Inc., 6220 Stoneridge Mall Road, Pleasanton, California 94588.

	Beneficial Ownership (1)
5% Stockholders:	Number of Shares	Percent of Total
The Vanguard Group (2)	4,908,116	8.64%
Wellington Management Group LLP (3)	4,151,443	7.31%
Three Bays Capital LP (4)	3,699,129	6.51%
BlackRock, Inc. (5)	3,449,457	6.07%
Standard Life Investments Ltd (6)	3,265,621	5.75%
Mario J. Gabelli (7)	3,188,531	5.61%
P2 Capital Partners, LLC (8)	3,000,000	5.28%
Named Executive Officers and Directors:
Talbott Roche (9)(10)	510,205	*
Charles O. Garner (9)(11)	—	*
Jerry Ulrich (9)(12)	128,035	*
William Y. Tauscher (9)(13)	1,093,637	1.93%
David C. Tate (9)(14)	75,075	*
Gregory Brown (9)(15)	21,059	*
Anil D. Aggarwal (9)(16)	4,207	*
Richard H. Bard (9)(17)	11,779	*
Thomas Barnds (9)(18)	—	*
Steven A. Burd (9)(19)	65,693	*
Robert L. Edwards (9)(20)	87,469	*
Mohan Gyani (9)(21)	19,636	*
Paul Hazen (9)(22)	72,282	*
Robert B. Henske (9)(23)	4,500	*
Arun Sarin (9)(24)	15,529	*
Jane J. Thompson (9)(25)	3,750	*
All Executive Officers and Directors as a Group (18 persons) (9)(26)	2,168,303	3.82%

*    Represents beneficial ownership of less than 1%.
____________________________________

(1)
This table is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. The percentage of shares owned is based on 56,805,674 shares of Common Stock outstanding as of February 28, 2018. Shares of Common Stock issuable by us (i) pursuant to Options or SARs held by the respective persons which may be exercised within 60 days following February 28, 2018 and (ii) upon vesting of RSUs or PSAs that vest by their terms within 60 days after February 28, 2018, are deemed to be outstanding and to be beneficially owned by the person holding such Options, RSUs and/or PSAs for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The shares of Common Stock issuable by us pursuant to Options or SARs exercisable within 60 days (including all executive officers and directors as a group), consists of 1,390,631 shares, of which no shares had an exercise price in excess of the $45.25 per share per share merger consideration on February 28, 2018. There are 28,149 shares of Common Stock issuable pursuant to vesting of RSUs or PSAs within 60 days after February 28, 2018.

(2)
The Vanguard Group (referred to in this proxy statement as “Vanguard”) has sole voting power over 107,226 shares of Common Stock, shared voting power over 10,419 shares of Common Stock, sole dispositive power over 4,794,788 shares of Common Stock and shared dispositive power over 113,328 shares of Common Stock.

Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard is the beneficial owner of 102,909 shares of Common Stock as a result of its serving as investment manager of collective trust accounts.

Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard is the beneficial owner of 14,736 shares of Common Stock as a result of its serving as investment manager of Australian investment offerings.
The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(3)
Wellington Management Group LLP (referred to in this proxy statement as “Wellington Management Group”) has shared voting power over 3,707,144 shares of Common Stock and shared dispositive power over 4,151,443 shares of Common Stock. Wellington Group Holdings LLP (referred to in this proxy statement as “Wellington Group Holdings”) has shared voting power over 3,707,144 shares of Common Stock and shared dispositive power over 4,151,443 shares of Common Stock. Wellington Investment Advisors Holdings LLP (referred to in this proxy statement as “Wellington Investment Advisors Holdings”) has shared voting power over 3,707,144 shares of Common Stock and shared dispositive power over 4,151,443 shares of Common Stock. Wellington Management Company LLP (referred to in this proxy statement as “Wellington Management Company”) has shared voting power over 3,635,419 shares of Common Stock and shared dispositive power over 4,007,633 shares of Common Stock.

The subsidiaries of Wellington Management Group that acquired the security being reported on its Schedule 13G/A are Wellington Group Holdings, Wellington Investment Advisors LLP and Wellington Management Global Holdings, Ltd. (referred to in this proxy statement as “Wellington Management Global”) and the following investment advisers (referred to in this proxy statement as the “Wellington Investment Advisers”): Wellington Management Company LLP, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd, and Wellington Management Australia Pty Ltd.
Wellington Management Group is the parent holding company of certain holding companies and Wellington Investment Advisers, for which the shares of Common Stock in the table above are owned of record by clients of Wellington Investment Advisers. Wellington Investment Advisors Holdings controls directly, or indirectly through Wellington Management Global, the Wellington Investment Advisers. Wellington Investment Advisors Holdings is owned by Wellington Group Holdings. Wellington Group Holdings is owned by Wellington Management Group.
The address of Wellington Management Group, Wellington Group Holdings, Wellington Investment Advisors Holdings and Wellington Management Company is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

(4)
Three Bays Capital LP (referred to in this proxy statement as “Three Bays Capital”) has sole voting power and sole dispositive power over 3,699,129 shares of Common Stock. TBC GP LLC (referred to in this proxy statement as “TBC GP”) has sole voting power and sole dispositive power over 3,699,129 shares of Common Stock. TBC Master LP (referred to in this proxy statement as “TBC Master”) has sole voting power and sole dispositive power over 3,699,129 shares of Common Stock. TBC Partners GP LLC (referred to in this proxy statement as “TBC Partners GP”) has sole voting power and sole dispositive power over 3,699,129 shares of Common Stock. Matthew Sidman has sole voting power and sole dispositive power over 3,699,129 shares of Common Stock.

Three Bays Capital is a Delaware limited partnership and investment manager to TBC Master. TBC GP is a Delaware limited liability company and the General Partner of Three Bays Capital. TBC Master is a Cayman Islands exempted limited partnership. TBC Partners GP is a Delaware limited liability company and the General Partner of TBC Master. Matthew Sidman is the Managing Member of TBC GP and TBC Partners GP.
The address of Three Bays Capital LP, TBC GP, TBC Partners GP and Matthew Sidman is c/o Three Bays Capital LP, 222 Berkeley Street, 19th Floor, Boston, Massachusetts 02116. The address for TBC Master is c/o Morgan Stanley Fund Services (Cayman) Ltd., Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.

(5)	BlackRock, Inc. (referred to in this proxy statement as “BlackRock”) has sole voting power over 3,336,209 shares of Common Stock and sole dispositive power over 3,449,457 shares of Common Stock.

The address of BlackRock is 55 East 52nd Street, New York, NY 10055.
The subsidiaries of BlackRock that acquired the security being reported on its Schedule 13G/A are BlackRock (Netherlands) B.V.; BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Asset Management Ireland Limited; BlackRock Asset Management Schweiz AG; BlackRock Financial Management, Inc.; BlackRock Fund Advisors; BlackRock Institutional Trust Company, National Association; BlackRock Investment Management (Australia) Limited; BlackRock Investment Management (UK) Limited; and BlackRock Investment Management, LLC.

(6)	Standard Life Investments Ltd (referred to in this proxy statement as “Standard Life”) has sole voting power and sole dispositive power over 3,265,621 shares of Common Stock.
The address of Standard Life is One George Street, Edinburgh EH2 2LL, United Kingdom.

(7)
Gabelli Funds, LLC (referred to in this proxy statement as “Gabelli Funds”) has sole voting power and sole dispositive power over 1,873,268 shares of Common Stock. GAMCO Asset Management Inc. (referred to in this proxy statement as “GAMCO”) has sole voting power over 614,843 shares of Common Stock and sole dispositive power over 680,543 shares of Common Stock. Gabelli & Company Investment Advisers, Inc. (referred to in this proxy statement as “GCIA”) has sole voting power and sole dispositive power over 581,120 shares of Common Stock. MJG Associates, Inc. (referred to in this proxy statement as “MJG Associates”) has sole voting power and sole dispositive power over 3,000 shares of Common Stock. Gabelli Foundation, Inc. (referred to in this proxy statement as the “Foundation”) has sole voting power and sole dispositive power over 10,000 shares of Common Stock. GGCP, Inc. (referred to in this proxy statement as “GGCP”) has sole voting power and sole dispositive power over 5,000 shares of Common Stock. GAMCO Investors Inc. (referred to in this proxy statement as “GBL”) has voting power and dispositive power over no shares of Common Stock. Associated Capital Group, Inc. (referred to in this proxy statement as “AC”) has sole voting power and sole dispositive power over 12,600 shares of Common Stock. Mario J. Gabelli (referred to in this proxy statement as “Mario Gabelli”), who directly or indirectly controls the aforementioned entities or acts as chief investment officer for them, has sole voting power and sole dispositive power over 23,000 shares of Common Stock.

GGCP makes investments for its own account and is the manager and a member of GGCP Holdings LLC (referred to in this proxy statement as “GGCP Holdings”), which is the controlling shareholder of GBL and AC. GBL, a public company listed on the New York Stock Exchange, is the parent company for a variety of companies engaged in the securities business, including certain of those named below. AC, a public company listed on the New York Stock Exchange, is the parent company for a variety of companies engaged in the securities business, including certain of those listed below.
GAMCO, a wholly-owned subsidiary of GBL, is an investment adviser registered under the Investment Advisers Act of 1940, as amended (referred to in this proxy statement as the “Advisers Act”). GAMCO is an investment manager providing discretionary managed account services for employee benefit plans, private investors, endowments, foundations and others.
GCIA, a wholly owned subsidiary of AC, is an investment adviser registered under the Advisers Act and serves as a general partner or investment manager to limited partnerships and offshore investment companies and other accounts. As a part of its business, GCIA may purchase or sell securities for its own account. GCIA is a general partner or investment manager of a number of funds or partnerships.
Gabelli Funds, a wholly owned subsidiary of GBL, is a limited liability company. Gabelli Funds is an investment adviser registered under the Advisers Act which provides advisory services for a number of entities.
MJG Associates provides advisory services to private investment partnerships and offshore funds. Mario Gabelli is the sole shareholder, director and employee of MJG Associates.
The Foundation is a private foundation. Mario Gabelli is the Chairman, a Trustee and the Investment Manager of the Foundation. Elisa M. Wilson is the President of the Foundation.

Mario Gabelli is the controlling stockholder, Chief Executive officer and a director of GGCP and Chairman and Chief Executive Officer of GBL. He is the Executive Chairman of AC. Mario Gabelli is also a member of GGCP Holdings.
GAMCO is a New York corporation and GBL, AC, and GCIA are Delaware corporations, each having its principal business office at One Corporate Center, Rye, New York 10580. GGCP is a Wyoming corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. GGCP Holdings is a Delaware limited liability corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. Gabelli Funds is a New York limited liability company having its principal business office at One Corporate Center, Rye, New York 10580. MJG Associates is a Connecticut corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. The Foundation is a Nevada corporation having its principal offices at 165 West Liberty Street, Reno, Nevada 89501.

(8)
P2 Capital Partners, LLC (referred to in this proxy statement as the “P2 Manager”) has shared voting power and shared dispositive power over 3,000,000 shares of Common Stock. P2 Capital Master Fund I, L.P. (referred to in this proxy statement as “P2 Equity Investor”) has shared voting power and shared dispositive power over 1,058,616 shares of Common Stock. P2 Capital Master Fund VI, L.P. (referred to in this proxy statement as “Master Fund VI”) has shared voting power and shared dispositive power over 1,124,897 shares of Common Stock. P2 Capital Master Fund XII, L.P. (referred to in this proxy statement as “Master Fund XII”) has shared voting power and shared dispositive power over 816,487 shares of Common Stock. Claus Moller has shared voting power and shared dispositive power over 3,000,000 shares of Common Stock.

P2 Equity Investor is a Cayman Islands exempted limited partnership, Master Fund VI is a Delaware limited partnership and Master Fund XII is a Delaware limited partnership (together, the “P2 Funds”) and the P2 Funds are principally involved in the business of investing in securities. The P2 Manager is a Delaware limited liability company and is principally involved in the business of providing investment advisory and investment management services to the P2 Funds and, among other things, exercises all voting and other powers and privileges attributable to any securities held for the account of the P2 Funds. Claus Moller is the managing member of the P2 Manager.
The address of the P2 Manager, the P2 Funds and Claus Moller is 590 Madison Avenue, 25th Floor, New York, NY 10022.

(9)	The address of each director and executive officer of Blackhawk is c/o Blackhawk Network Holdings, Inc., 6220 Stoneridge Mall Road, Pleasanton, California 94588.

(10)
Consists of (i) 198,355 shares of Common Stock held by Talbott Roche as of February 28, 2018; (ii) 256,600 shares issuable upon exercise of Options exercisable within 60 days of February 28, 2018; (iii) 5,250 shares issuable upon vesting of RSUs within 60 days of February 28, 2018; and (iv) 50,000 shares issuable upon exercise of SARs exercisable within 60 days of February 28, 2018.

(11)	Mr. Garner was appointed Chief Financial Officer October 23, 2017. He held no shares of Common Stock as of February 28, 2018.

(12)
Mr. Ulrich retired on November 30, 2017. Consists of (i) 46,671 shares of Common Stock held by Jerry N. Ulrich as of February 28, 2018; (ii) 38,864 shares issuable upon exercise of Options exercisable within 60 days of February 28, 2018; (iii) no shares issuable upon vesting of RSUs within 60 days of February 28, 2018; and (iv) 42,500 shares issuable upon exercise of SARs exercisable within 60 days of February 28, 2018.

(13)
Consists of (i) 159,212 shares of Common Stock held by William Y. Tauscher as of February 28, 2018; (ii) 825,663 shares issuable upon exercise of Options exercisable within 60 days of February 28, 2018; (iii) 8,762 shares issuable upon vesting of RSUs within 60 days of February 28, 2018; and (iv) 100,000 shares issuable upon exercise of 100,000 SARs exercisable within 60 days of February 28, 2018.

(14)
Consists of (i) 29,412 shares of Common Stock held by David C. Tate as of February 28, 2018; (ii) 34,676 shares issuable upon exercise of Options exercisable within 60 days of February 28, 2018; (iii) 1,987 shares issuable upon vesting of RSUs within 60 days of February 28, 2018; and (iv) 9,000 shares issuable upon exercise of 9,000 SARs exercisable within 60 days of February 28, 2018.

(15)
Consists of (i) 2,832 shares of Common Stock held by Gregory Brown as of February 28, 2018; (ii) 8,452 shares issuable upon exercise of Options exercisable within 60 days of February 28, 2018; and (iii) 9,775 shares issuable upon vesting of RSUs within 60 days of February 28, 2018.

(16)	Consists of 4,207 shares of Common Stock held by Anil. D Aggarwal as of February 28, 2018.

(17)	Consists of 11,779 shares of Common Stock held by Richard H. Bard as of February 28, 2018.

(18)	Mr. Barnds was appointed to the Board on February 13, 2017. He held no shares of Common Stock as of February 28, 2018.

(19)	Consists of 65,693 shares of Common Stock held by Steven A. Burd as of February 28, 2018.

(20)
Consists of (i) 34,800 shares of Common Stock held by Robert L. Edwards as of February 28, 2018; and (ii) 52,669 shares of Common Stock held by the Edwards Family Trust dated July 30, 2015 as of February 28, 2018.

(21)	Consists of 19,636 shares of Common Stock held by Mohan Gyani as of February 28, 2018.

(22)	Consists of 72,282 shares of Common Stock held by Paul Hazen as of February 28, 2018.

(23)	Consists of 4,500 shares of Common Stock held by Robert Henske as of February 28, 2018.

(24)	Consists of 15,529 shares of Common Stock held by Arun Sarin as of February 28, 2018.

(25)	Consists of 3,750 shares of Common Stock held by Declaration of Trust Jane J. Thompson December 26, 1995 as of February 28, 2018.

(26)	Consists of shares beneficially owned by each NEO, each executive officer who is not an NEO and each director, including the shares described in footnotes 10 through 25 above.

Item 13.              Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Related Party Transactions
The Board has adopted a written related party transaction policy that sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.
As provided by the Audit Committee charter, the Audit Committee is responsible for reviewing and approving in advance any related party transaction.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors, executive officers and certain other employees. These agreements, among other things, require us to indemnify each individual to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the individual in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director, officer or other employee.
Independence of the Board of Directors
As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following ten directors are independent directors within the meaning of the applicable Nasdaq listing standards: Messrs. Aggarwal, Bard, Barnds, Burd, Edwards, Gyani, Hazen, Henske, Sarin and Ms. Thompson. The Board has also affirmatively determined that Mr. Jeffery H. Fox was an independent director while serving on the Board during 2017. In making these determinations, the Board concluded that none of these directors had a material or other disqualifying relationship with us. Ms. Roche is our President and Chief Executive Officer and therefore is not an independent director by virtue of her employment with us. Mr. Tauscher is our Executive Chairman and therefore is not an independent director by virtue of his employment with us. There are no family relationships among any of our directors or executive officers.

Item 14.              Principal Accounting Fees and Services
Principal Accountant Fees and Services

Fee Category	Fiscal 2017 Fees ($)	Fiscal 2016 Fees ($)
Audit Fees	$3,343,000	$2,958,000
Tax Fees	216,000	752,500
Total Fees	$3,559,000	$3,710,500

Audit Fees
Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and internal controls, and review of our quarterly financial statements, including the impact of ASU 2014-09 (Revenue from Contracts with Customers) and acquisitions, as well as professional services for statutory audits, regulatory filings, consents and other SEC reporting related work. Included in our Audit Fees for 2016 are also fees for services rendered in connection with acquisitions, regulatory filings, review of certain Form 8-K, consents and other SEC reporting related work.
Tax Fees
Tax fees include fees for services relating to tax compliance, planning, consulting and advice. These services include assistance regarding federal, state and international tax compliance and tax return preparation.
All Other Fees
There were no other fees of Deloitte & Touche LLP during 2017 and 2016.
Pre-Approval Policies and Procedures
The Audit Committee pre-approves all audit and non-audit services provided by its independent registered public accounting firm. This policy is set forth in the charter of the Audit Committee and available on our website at http://ir.blackhawknetwork.com. The Audit Committee approved all audit and other services provided by Deloitte & Touche LLP for 2017 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee.
The Audit Committee considered whether the non-audit services rendered by the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates were compatible with maintaining its independence and concluded that they were so compatible.

PART IV.

Item 15.              Exhibits and Financial Statement Schedules
We have filed the following documents as part of this report:
1.Consolidated financial statements. The consolidated financial statements as listed below were previously filed with our Annual Report on Form 10-K filed with the SEC on February 28, 2018.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

2.All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.
3.Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Amendment No.1 on Form 10-K/A.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 24, 2014, by and among Parago, Inc., Blackhawk Network Holdings, Inc., BH Monarch Merger Sub, Inc. and TH Lee Putnam Ventures, L.P., solely in its capacity as the seller representative.	8-K	001-35882	2.1	September 25, 2014
2.2	First Amendment to Agreement and Plan of Merger by and among Blackhawk Network Holdings, Inc., Parago, Inc., BH Monarch Merger Sub, Inc., and TH Lee Putnam Ventures, L.P., dated October 7, 2014.	8-K	001-35882	2.1	October 10, 2014
2.3	Agreement and Plan of Merger, dated as of January 15, 2018, by and among Blackhawk Network Holdings, Inc., BHN Holdings, Inc., and BHN Merger Sub, Inc.	8-K	001-35882	2.1	January 16, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	8-A 12B/A	001-35882	3.1	May 13, 2015
3.2	Third Amended and Restated Certificate of Incorporation of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.1	June 9, 2017
3.3	Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.1	April 25, 2013
3.4	Amendment to Amended and Restated Bylaws of Blackhawk Network Holdings, Inc., effective as of April 17, 2017.	8-K	001-35882	3.1	April 18, 2017
3.5	Second Amended and Restated Bylaws of Blackhawk Network Holdings, Inc.	8-K	001-35882	3.2	June 9, 2017
4.1	Specimen Stock Certificate.	8-A 12B/A	001-35882	4.1	May 13, 2015

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith
4.2	Indenture related to the 1.50% Convertible Senior Notes due 2022, dated as of July 27, 2016, among Blackhawk Network Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-35882	4.1	July 28, 2016
4.3	Form of 1.50% Convertible Senior Note due 2022 (included with Exhibit 4.2).	8-K	001-35882	4.2	July 28, 2016
10.1	Amended and Restated Credit Agreement dated as of July 27, 2016, by and among the Company and the lenders identified on the signature pages thereto, including Wells Fargo Bank, National Association, as both lender and administrative agent.	8-K	001-35882	10.1	August 1, 2016
10.2	Reaffirmation Agreement dated as of July 27, 2016, executed by the Company and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.2	August 1, 2016
10.3	First Amendment to Credit Agreement dated as of April 25, 2017, by and among Blackhawk Network Holdings, Inc., as borrower, the financial institutions signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.1	April 27, 2017
10.4	Second Amendment to Credit Agreement dated as of August 28, 2017, by and among Blackhawk Network Holdings, Inc., as borrower, the financial institutions signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	10-Q	001-35882	10.1	October 17, 2017
10.5	Reaffirmation Agreement dated as of August 28, 2017, executed by the Company and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent.	10-Q	001-35882	10.2	October 17, 2017
10.6	Subsidiary Guaranty Agreement dated as of March 28, 2014, made by certain of the Company’s subsidiaries in favor of Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.2	April 1, 2014
10.7	Collateral Agreement dated as of March 28, 2014, by and among the Company and certain of its subsidiaries and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35882	10.3	April 1, 2014
10.8	Letter Agreement, dated July 21, 2016, between the Company and Wells Fargo Bank, National Association, regarding Note Hedge Transaction.	8-K	001-35882	10.1	July 28, 2016
10.9	Letter Agreement, dated July 21, 2016, between the Company and Bank of America, N.A., regarding Note Hedge Transaction.	8-K	001-35882	10.2	July 28, 2016
10.10	Letter Agreement, dated July 21, 2016, between the Company and Bank of Montreal, regarding Note Hedge Transaction.	8-K	001-35882	10.3	July 28, 2016
10.11	Letter Agreement, dated July 21, 2016, between the Company and Wells Fargo Bank, National Association, regarding Warrant Transaction.	8-K	001-35882	10.4	July 28, 2016
10.12	Letter Agreement, dated July 21, 2016, between the Company and Bank of America, N.A., regarding Warrant Transaction.	8-K	001-35882	10.5	July 28, 2016
10.13	Letter Agreement, dated July 21, 2016, between the Company and Bank of Montreal, regarding Warrant Transaction.	8-K	001-35882	10.6	July 28, 2016

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith
10.14	Letter Agreement, dated July 22, 2016, between the Company and Wells Fargo Bank, National Association, regarding Note Hedge Transaction.	8-K	001-35882	10.7	July 28, 2016
10.15	Letter Agreement, dated July 22, 2016, between the Company and Bank of America, N.A., regarding Note Hedge Transaction.	8-K	001-35882	10.8	July 28, 2016
10.16	Letter Agreement, dated July 22, 2016, between the Company and Bank of Montreal, regarding Note Hedge Transaction.	8-K	001-35882	10.9	July 28, 2016
10.17	Letter Agreement, dated July 22, 2016, between the Company and Wells Fargo Bank, National Association, regarding Warrant Transaction.	8-K	001-35882	10.10	July 28, 2016
10.18	Letter Agreement, dated July 22, 2016, between the Company and Bank of America, N.A., regarding Warrant Transaction.	8-K	001-35882	10.11	July 28, 2016
10.19	Letter Agreement, dated July 22, 2016, between the Company and Bank of Montreal, regarding Warrant Transaction.	8-K	001-35882	10.12	July 28, 2016
10.20	Lease Agreement by and between 6200 Stoneridge Mall Road Investors LLC, a Delaware limited liability company, as landlord and Blackhawk Network, Inc., an Arizona corporation, as tenant, effective as of December 1, 2015.	10-K	001-35882	10.8	March 2, 2016
10.21	First Amendment to Lease Agreement, effective as of September 22, 2016, between Blackhawk Network, Inc. and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-35882	10.15	October 19, 2016
10.22	Second Amendment to Lease Agreement, effective as of April 21, 2017, between Blackhawk Network, Inc. and 6200 Stoneridge Mall Road Investors LLC.	10-Q	001-35882	10.4	July 26, 2017
10.23	Amended and Restated Tax Sharing Agreement, dated as of April 11, 2014, by and among Safeway Inc., Blackhawk Network Holdings, Inc. and certain affiliates.	8-K	001-35882	10.1	April 14, 2014
10.24+	Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan, and Amendment No. 1 to Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1/A	333-187325	10.19	April 3, 2013
10.25+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1	333-187325	10.20	March 18, 2013
10.26+	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement for Second Amended and Restated 2006 Restricted Stock and Restricted Stock Unit Plan.	S-1	333-187325	10.21	March 18, 2013
10.27+	Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan, and Amendment No. 1 to Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1/A	333-187325	10.22	April 3, 2013
10.28+	Form of Non-Qualified Stock Option Grant Notice and Non-Qualified Stock Option Agreement for Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.23	March 18, 2013

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith
10.29+	Form of Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement for Amended and Restated 2007 Stock Option and Stock Appreciation Right Plan.	S-1	333-187325	10.24	March 18, 2013
10.30+	2013 Equity Incentive Award Plan.	S-8	333-188455	10.4	May 8, 2013
10.31+	First Amendment to 2013 Equity Incentive Award Plan.	DEF 14A	001-35882	Annex B	April 8, 2015
10.32+	Second Amendment to 2013 Equity Incentive Award Plan.	DEF 14A	001-35882	Annex A	April 20, 2017
10.33+	Form of Stock Option Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.7	May 14, 2013
10.34+	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.8	May 14, 2013
10.35+	Form of Restricted Stock Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.9	May 14, 2013
10.36+	Form of Stock Appreciation Right Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.10	May 14, 2013
10.37+	Form of Stock Option Grant Notice and Agreement for 2013 Equity Incentive Award Plan (RDD Version).	10-Q	001-35882	10.1	October 14, 2014
10.38+	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Equity Incentive Award Plan (RDD Version).	10-Q	001-35882	10.2	October 14, 2014
10.39+*	Form of Restricted Stock Unit Award Grant Notice and Agreement for 2013 Equity Incentive Award Plan (2018 Version).
10.40+	Form of 2014 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.4	April 30, 2014
10.41+	Form of 2015 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	10-Q	001-35882	10.2	May 5, 2015
10.42+	2016 Performance Share Award Grant Notice and Form of 2016 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	8-K	001-35882	10.1	December 9, 2016
10.43+	2017 Performance Share Award Grant Notice and Form of 2017 Performance Share Award Agreement for 2013 Equity Incentive Award Plan.	8-K	001-35882	10.2	February 17, 2017
10.44+	Deferred Compensation Plan.	8-K	001-35882	10.1	May 1, 2015
10.45+	Amendment No.1 to Deferred Compensation Plan.	8-K	001-35882	10.1	December 5, 2017
10.46+	Non-Employee Director Compensation Program.	8-K	001-35882	10.1	February 17, 2017
10.47+	Executive Change in Control Severance Plan.	10-Q	001-35882	10.1	July 22, 2014
10.48+	Jerry Ulrich Employment Offer Letter, dated June 1, 2006.	S-1/A	333-187325	10.27	April 15, 2013
10.49+	Separation Agreement, effective as of May 8, 2017, by and between Blackhawk Network, Inc. and Jerry Ulrich.	8-K	001-35882	10.1	May 22, 2017
10.50+	Separation Agreement, dated as of October 17, 2016, by and between Blackhawk Network, Inc. and Christopher Crum.	10-Q	001-35882	10.16	October 19, 2016
10.51+*	Charles O. Garner Employment Offer Letter, dated October 19, 2017.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith
10.52	Form of Indemnification Agreement between Blackhawk Network Holdings, Inc. and each of its directors and officers.	S-1	333-187325	10.28	March 18, 2013
10.53	Cooperation Agreement, dated March 16, 2017, by and between JANA Partners LLC and Blackhawk Network Holdings, Inc.	8-K	001-35882	10.1	March 20, 2017
10.54†	Servicing Agreement, effective as of March 30, 2012, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems, as amended by Amendment No. 1 thereto, dated as of November 5, 2012.	S-1/A	333-187325	10.29	March 27, 2013
10.55†	Amendment No. 2 to Servicing Agreement, dated as of October 31, 2013, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-K	001-35882	10.37	March 17, 2014
10.56†	Amendment No. 3 to Servicing Agreement, dated as of June 13, 2014, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.2	July 22, 2014
10.57†	First Addendum to Servicing Agreement, effective May 30, 2014, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.4	October 14, 2014
10.58†	Second Addendum to Servicing Agreement, effective October 1, 2015, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-K	001-35882	10.35	March 2, 2016
10.59†	Amendment No. 4 to Servicing Agreement, dated as of May 6, 2016, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q/A	001-35882	10.1	February 24, 2017
10.60†	Amendment No. 5 to Servicing Agreement, dated as of June 16, 2016, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.2	July 28, 2016
10.61†	Amendment No. 6 to Servicing Agreement, dated as of December 21, 2016, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-K	001-35882	10.57	February 27, 2017
10.62†	Amendment No. 7 to Servicing Agreement, dated as of March 24, 2017, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.2	May 2, 2017
10.63†	Amendment No. 8 to Servicing Agreement, dated as of August 18, 2017, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.	10-Q	001-35882	10.3	October 17, 2017
10.64†*	Amendment No. 9 to Servicing Agreement, dated as of December 21, 2017, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.
21.1*	Subsidiaries of Blackhawk Network Holdings, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.3	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.4	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith
32.1**	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section §1350.
101	Interactive Data Files pursuant to Rule 405 of Regulations S-T (XBRL)

+	Indicates a management contract or compensatory plan.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
*	Previously filed with our Annual Report on Form 10-K filed with the SEC on February 28, 2018.
**	Previously furnished with our Annual Report on Form 10-K filed with the SEC on February 28, 2018.

Annex A
INFORMATION REGARDING NON-GAAP FINANCIAL MEASURES
The table below provides further information regarding adjusted financial measures included in this report and reconciliations to GAAP measures.

$ in thousands except percentages and per share amounts
	2017	2016	2015	2014

Total operating revenues	$2,231,606	$1,899,778	$1,801,078	$1,444,963
Issuing bank contract amendments	-	-	-	-
Revenue adjustments from purchase accounting	5,558	16,930	7,073	-
Marketing revenue	(117,189)	(94,298)	(104,871)	(64,768)
Partner distribution expense	(1,040,306)	(933,142)	(874,043)	(762,245)
Adjusted operating revenues	$1,079,669	$889,268	$829,237	$617,950

Adjusted EBITDA:
Net income (loss) before allocation to non-controlling interests	$(154,890)	$5,038	$45,809	$45,425
Interest and other income (expense), net	390	449	1,970	184
Interest expense	32,092	21,864	13,171	5,647
Income tax expense	117,800	(4,102)	26,796	27,490
Depreciation and amortization	123,331	110,424	73,349	52,919
EBITDA	118,723	133,673	161,095	131,665
Adjustments to EBITDA:
Employee stock-based compensation	32,708	32,592	30,130	15,365
Distribution partner mark-to-market expense	-	-	-	1,312
Acquisition-related employee compensation expense	438	465	3,218	-
Goodwill impairment	77,500	-	-	-
Revenue adjustments from purchase accounting	5,257	15,624	7,073	-
Other gains / losses, net	5,189	4,746	-	-
Change in fair value of contingent consideration	(14,937)	2,100	(7,567)	(3,722)
Adjusted EBITDA	$224,878	$189,200	$193,949	$144,620

Adjusted net income
Income (loss) before income tax expense	$(37,090)	$936	$72,605	$72,915
Employee stock-based compensation	32,708	32,592	30,130	15,365
Distribution partner mark-to-market expense	-	-	-	1,312
Acquisition-related employee compensation expense	438	465	3,218	-
Asset impairment	77,500	-	-	-
Revenue adjustments from purchase accounting	5,257	15,624	7,073	-
Other gains / losses, net	6,025	5,177	-	-
Change in fair value of contingent consideration	(14,937)	2,100	(7,567)	(3,722)
Amortization of intangibles	67,912	62,045	32,366	24,371
Adjusted income before income tax expense	137,813	118,939	137,825	110,241

Income tax expense (benefit)	117,800	(4,102)	26,796	27,490
Tax expense on adjustments	(75,726)	40,691	21,144	13,684
Adjusted income tax expense	42,074	36,589	47,940	41,174

Adjusted net income before allocation to non-controlling interests	95,739	82,350	89,885	69,067
Net (income) loss attributable to non-controlling interests, net of tax	(878)	(380)	(200)	122
Adjusted net income attributable to Blackhawk Network Holdings, Inc.	$ 94,861	$ 81,970	$ 89,685	$ 69,189

	2017	2016	2015	2014

Adjusted net income attributable to Blackhawk Network Holdings, Inc.	94,861	81,970	89,685	69,189
Adjusted distributed and undistributed earnings allocated to participating securities	-	(108)	(247)	(320)
Adjusted net income available for common shareholders	$ 94,861	$ 81,862	$ 89,438	$ 68,869
Diluted weighted average shares outstanding	56,287	57,260	56,313	54,329
Increase in common share equivalents	1,707	-	-	-
Adjusted diluted weighted average shares outstanding	57,994	57,260	56,313	54,329
Adjusted diluted earnings per share	$1.64	$1.43	$1.59	$1.27

Blackhawk regards the non-GAAP financial measures presented in this proxy statement as useful measures of the operational and financial performance of its business.  Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share measures are prepared and presented to eliminate the effect of items from EBITDA, Net income and Diluted earnings per share that the Company does not consider indicative of its core operating performance within the period presented.  Adjusted operating revenues are prepared and presented to offset the distribution commissions paid and other compensation to distribution partners and business clients. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Adjusted operating revenues. Adjusted operating revenues, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted diluted earnings per share may not be comparable to similarly titled measures of other organizations because other organizations may not calculate these measures in the same manner as Blackhawk. Investors are encouraged to evaluate our adjustments and the reasons we consider them appropriate.
The Company believes Adjusted operating revenues, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, and Adjusted diluted earnings per share are useful to evaluate the Company’s operating performance for the following reasons:

•	adjusting operating revenues for distribution commissions paid and other compensation to retail distribution partners and business clients is useful to understanding the Company’s operating margin;

•	adjusting operating revenues for marketing revenue, which has offsetting marketing expense, is useful for understanding the Company’s operating margin;

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

•
in a business combination, a company records an adjustment to reduce the carrying values of deferred revenue and deferred expenses to their fair values and reduces the company’s revenues and expenses from what it would have recorded otherwise, and as such the Company does not believe is indicative of its core operating performance;

•
non-cash equity grants made to employees and distribution partners at a certain price and point in time do not necessarily reflect how the Company’s business is performing at any particular time and the related expenses are not key measures of the Company’s core operating performance;

•
the net gain on the transaction to transition our program-managed GPR business to another program manager, the gain on the sale of our member interest in Visa Europe and other non-recurring gains / (losses) related to our acquisitions is not reflective of our core operating performance;

•	asset impairment charges related to the write-down of technology assets as part of our post-acquisition integration efforts are not key measures of the Company’s core operating performance;

•
intangible asset amortization expenses can vary substantially from company to company and from period to period depending upon the applicable financing and accounting methods, the fair value and average expected life of the acquired intangible assets, the capital structure and the method by which the intangible assets were acquired and, as such, the Company does not believe that these adjustments are reflective of its core operating performance; and

•
non-cash fair value adjustments to contingent business acquisition liability do not directly reflect how the Company is performing at any particular time and the related expense adjustment amounts are not key measures of the Company’s core operating performance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackhawk Network Holdings, Inc.

/s/ Charles O. Garner
Charles O. Garner
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)
Dated: April 27, 2018

INDEX TO EXHIBITS
A list of exhibits filed with this report or incorporated herein by reference is found under the Exhibit Index under “Item 15. Exhibits and Financial Statement Schedules” set forth above.