Form 10-Q
period 2018-03-24
BLACKHAWK NETWORK HOLDINGS, INC
filed 2018-05-02
CIK 1411488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 24, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2018, there were 57,117,000 shares of the Registrant’s common stock outstanding.

Blackhawk Network Holdings, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 24, 2018	December 30, 2017	March 25, 2017
ASSETS
Current assets:
Cash and cash equivalents	$351,099	$1,096,195	$214,536
Restricted cash	69,781	135,345	56,832
Settlement receivables, net	416,633	1,038,347	319,557
Accounts receivable, net	152,262	185,741	259,138
Other current assets	158,301	142,737	165,898
Total current assets	1,148,076	2,598,365	1,015,961
Property, equipment and technology, net	172,132	172,607	173,403
Intangible assets, net	417,946	430,978	338,672
Goodwill	565,913	563,405	570,313
Deferred income taxes	235,860	235,797	361,981
Other assets	185,739	121,667	91,166
TOTAL ASSETS	$2,725,666	$4,122,819	$2,551,496

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except par value) (Unaudited)
	March 24, 2018	December 30, 2017	March 25, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Settlement payables	$683,027	$2,074,673	$547,179
Consumer and customer deposits	321,970	326,685	269,026
Accounts payable and accrued operating expenses	125,073	156,182	143,430
Contract liabilities	54,088	60,607	46,867
Note payable, current portion	14,912	10,662	7,390
Notes payable to Safeway	3,941	3,941	2,909
Bank line of credit	—	—	14,415
Other current liabilities	56,453	102,823	85,651
Total current liabilities	1,259,464	2,735,573	1,116,867
Deferred income taxes	29,648	29,085	28,796
Note payable	258,315	202,441	130,560
Convertible notes payable	444,707	441,655	431,941
Other liabilities	44,967	38,877	53,635
Total liabilities	2,037,101	3,447,631	1,761,799
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares outstanding	—	—	—
Common stock: $0.001 par value; 210,000 shares authorized; 57,097, 55,767 and 56,290 shares outstanding, respectively	57	56	56
Additional paid-in capital	670,756	649,546	612,328
Treasury stock	(40,023)	(40,023)	—
Accumulated other comprehensive loss	(8,362)	(16,121)	(42,967)
Retained earnings	62,097	77,864	216,001
Total Blackhawk Network Holdings, Inc. equity	684,525	671,322	785,418
Non-controlling interests	4,040	3,866	4,279
Total stockholders’ equity	688,565	675,188	789,697
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,725,666	$4,122,819	$2,551,496
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except for per share amounts)
(Unaudited)

	12 weeks ended
	March 24, 2018	March 25, 2017
OPERATING REVENUES:
Commissions and fees	$288,626	$249,525
Program and other fees	101,402	95,865
Marketing	14,367	14,281
Product sales	24,813	26,741
Total operating revenues	429,208	386,412
OPERATING EXPENSES:
Partner distribution expense	218,449	175,123
Processing and services	92,949	101,021
Sales and marketing	64,181	62,658
Costs of products sold	24,256	27,849
General and administrative	29,322	29,025
Transition and acquisition	4,927	451
Amortization of acquisition intangibles	14,107	12,562
Change in fair value of contingent consideration	100	1,040
Total operating expenses	448,291	409,729
OPERATING INCOME (LOSS)	(19,083)	(23,317)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(224)	836
Interest expense	(7,786)	(6,943)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(27,093)	(29,424)
INCOME TAX EXPENSE (BENEFIT)	(11,505)	(12,082)
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(15,588)	(17,342)
Loss (income) attributable to non-controlling interests, net of tax	(179)	(123)
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(15,767)	$(17,465)
EARNINGS (LOSS) PER SHARE:
Basic	$(0.28)	$(0.31)
Diluted	$(0.28)	$(0.31)
Weighted average shares outstanding—basic	56,477	55,904
Weighted average shares outstanding—diluted	56,477	55,904
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	12 weeks ended
	March 24, 2018	March 25, 2017
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	$(15,588)	$(17,342)
Other comprehensive income (loss):
Currency translation adjustments	7,752	5,975
COMPREHENSIVE INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(7,836)	(11,367)
Comprehensive loss (income) attributable to non-controlling interests, net of tax	—	(82)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(7,836)	$(11,449)
See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	12 weeks ended
	March 24, 2018	March 25, 2017
OPERATING ACTIVITIES:
Net income (loss) before allocation to non-controlling interests	$(15,588)	$(17,342)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, equipment and technology	12,148	11,600
Amortization of intangibles	15,951	13,755
Amortization of deferred program and contract costs	7,905	7,397
Amortization of deferred financing costs and debt discount	2,860	3,162
Loss on property, equipment and technology disposal/write-down	16	108
Employee stock-based compensation expense	8,062	8,401
Change in fair value of contingent consideration	100	1,040
Deferred income taxes	—	(2,307)
Other	2,942	1,605
Changes in operating assets and liabilities:
Settlement receivables	634,105	330,177
Settlement payables	(1,401,302)	(1,080,989)
Accounts receivable, current and long-term	29,788	(7,666)
Other current assets	(3,273)	(7,146)
Other assets	(63,174)	(3,037)
Consumer and customer deposits	(13,424)	32,018
Accounts payable and accrued operating expenses	(27,065)	(4,645)
Contract liabilities	(6,673)	2,980
Other current and long-term liabilities	(21,820)	635
Income taxes, net	(14,642)	(9,944)
Net cash (used in) provided by operating activities	(853,084)	(720,198)
INVESTING ACTIVITIES:
Expenditures for property, equipment and technology	(15,819)	(16,697)
Business acquisitions, net of cash acquired	—	(10,881)
Investment in unconsolidated entities	—	(5,200)
Other	(1,000)	—
Net cash (used in) provided by investing activities	(16,819)	(32,778)

See accompanying notes to condensed consolidated financial statements

BLACKHAWK NETWORK HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	12 weeks ended
	March 24, 2018	March 25, 2017
FINANCING ACTIVITIES:
Payments for acquisition liability	(2,000)	—
Proceeds from issuance of note payable	75,000	—
Repayment of note payable	(15,000)	(10,000)
Borrowings under revolving bank line of credit	127,536	667,936
Repayments on revolving bank line of credit	(127,536)	(653,521)
Repayment on notes payable to Safeway	—	(254)
Proceeds from issuance of common stock from exercise of employee stock options and employee stock purchase plans	10,924	3,700
Other stock-based compensation related	(18,254)	(8,897)
Net cash (used in) provided by financing activities	50,670	(1,036)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,573	6,462
Decrease in cash, cash equivalents and restricted cash	(810,660)	(747,550)
Cash, cash equivalents and restricted cash—beginning of period	1,231,540	1,018,918
Cash, cash equivalents and restricted cash—end of period	$420,880	$271,368

NONCASH FINANCING AND INVESTING ACTIVITIES:
Financing of business acquisition with contingent consideration	$—	$2,000

Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows is presented in the table below (in thousands):

	March 24, 2018	March 25, 2017
Cash and cash equivalents	$351,099	$214,536
Restricted cash	69,781	56,832
Total cash, cash equivalents and restricted cash	$420,880	$271,368

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
Merger Agreement
On January 15, 2018, we entered into an agreement and plan of merger (the “Merger Agreement”) with BHN Holdings, Inc., a Delaware corporation (“Parent”), and BHN Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. Parent has agreed to acquire the Company in an all-cash transaction for a total consideration of approximately $3.5 billion, which includes assumption of our debt. Pursuant to the terms of the Merger Agreement, the completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including the stockholder approval which was obtained at the Special Meeting of Stockholders held on March 30, 2018. The completion of the Merger remains subject to certain other customary closing conditions, including, among others, (i) the absence of any law, order or injunction of a court or governmental entity of competent jurisdiction prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement; (ii) receipt of certain consents and approvals (or confirmation that no consent is required) from the applicable regulatory authority in a number of jurisdictions, including various U.S. states; and (iii) the absence of a “material adverse effect” on the Company after the date of the Merger Agreement. As of the date of this report, the Company continues to expect to complete the Merger in mid-2018. See Part I, Item 1A, “Risk Factors” and Note 16- Subsequent Event of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended on December 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “Annual Report”).
Basis of Presentation
The accompanying condensed consolidated financial statements of Blackhawk Network Holdings, Inc. are unaudited. We have prepared our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to such rules and regulations. Accordingly, our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the Annual Report. We have prepared our condensed consolidated financial statements on the same basis as our annual audited consolidated financial statements and, in the opinion of management, have reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations for the interim periods presented. Our results for the interim periods are not necessarily reflective of the results to be expected for the year ending December 29, 2018 or for any other interim period or other future year. Our condensed consolidated balance sheet as of December 30, 2017, included herein was derived from our audited consolidated financial statements as of that date but does not include all disclosures required by GAAP for annual financial statements, including notes to the financial statements.

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
Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended December 30, 2017.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606)(“ASC 606”), which, along with amendments issued in 2015, 2016 and 2017, replaces nearly all current U.S. GAAP guidance on this topic with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. This new guidance provides a five-step analysis in determining when and how revenue is recognized. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
As part of our assessment and implementation plan, we evaluated and made changes to our policies and procedures. Additionally, we evaluated the impact of this new guidance on the purchase accounting or intangibles assets from our recent acquisitions; this resulted in a reclassification of certain backlog assets to contract asset, with no impact to our consolidated net income. The Company adopted this new guidance using the full retrospective method in the first quarter of fiscal 2018, which impacted each prior reporting period presented.
Revenue Recognition under ASC 606
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of the Company’s contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price. Our performance obligations are satisfied at a point in time or over time as work progresses.
Revenue from goods and services transferred to customers at a point in time accounted for 5% and 6% of total operating revenues for the 12 weeks ended March 24, 2018 and March 25, 2017, respectively. Revenue recognized at a point in time relates to our card production services, handset sales and our Cardpool business. Revenue on these contracts is recognized when the goods are delivered or when the service is provided.
Revenue from products and services transferred to customers over time accounted for 95% and 94% of total operating revenues for the 12 weeks ended March 24, 2018 and March 25, 2017, respectively. This primarily includes revenue related to our employee engagement business, our rebate processing and reward fulfillment businesses as well as the sale of closed loop and open loop gift cards under long-term contracts for which we have a stand-ready obligation to provide services over the term of the contract. Revenue is typically recognized over time using an input measure (e.g., number of days passed or units sold) to measure progress.
Revenue allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, including noncancelable contractual commitments related to our employee engagement business. Based on average historical commission rates earned on redeemed points, total contracted not recognized revenue was $107.7 million as of March 24, 2018. Based on historical trends, points related to our employee engagement business are estimated to be redeemed and recognized as revenue within a year following the issuance of such points. The Company expects to recognize approximately 61% of its remaining performance obligations as revenue in fiscal 2018, an additional 20% by fiscal 2019 and 19% of the amount thereafter.
Significant Estimates
Transaction price—The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. The nature of our contracts gives rise to several types of variable consideration. The amount of program management fees or merchant commissions that we will receive from the card partner or issuing bank varies according to the redemption rates on those cards. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. We estimate the amount we ultimately expect to collect from our customers and record a receivable or contract asset depending on the contractual billing schedule. Estimating the transaction price requires significant management judgment about future events and is based on historical card redemption patterns as well as other relevant information for the respective card programs. The estimated transaction price is determined at the inception of the contract; we recognize the related revenue as the performance obligation is fulfilled.
Standalone selling price—For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price. The standalone selling prices are determined based on the prices at which the Company separately sells these services. For services that are not sold separately, the Company estimates the standalone selling prices using the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. Forecasting the expected costs and estimating the appropriate margin require significant management judgement and affects the timing of revenue recognition.
Material right—We also consider whether renewal options for certain customer contracts represents a material right and should be accounted for as a separate performance obligation. This requires us to evaluate whether the renewal option to acquire additional goods and services provides the customer with a discount that is incremental to a discount typically given to that class of customer. We concluded that one of our key customer contracts includes a material right and we have accounted for this material right as a separate performance obligation.
These significant estimates are re-assessed each reporting period as required.
Contract Balances
We receive payments from customers based upon contractual billing schedules. The timing of revenue recognition, billings and cash collections results in contract assets (billed accounts receivable and unbilled receivables), and contract liabilities. We record a receivable when we have an unconditional right to invoice and receive payment in the future. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in Accounts receivable, net on the condensed consolidated balance sheet. Long-term unbilled receivables are included in Other assets. Amounts collected in advance of services being provided are included in Contract Liability if we expect to recognize the revenue within the next twelve months. Long-term contract liabilities are included in Other Liabilities.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	March 24, 2018	December 30, 2017	March 25, 2017
Accounts receivables, net	$152,262	$185,741	$259,138

Unbilled receivables, current	$143,824	$193,734	$167,392
Unbilled receivables, long-term	11,265	9,235	1,475
Total unbilled receivables	$155,089	$202,969	$168,867

Contract liabilities, current	$54,088	$60,607	$46,867
Contract liabilities, long-term	24,463	23,897	16,318
Total contract liabilities	$78,551	$84,504	$63,185
Changes in contract liabilities were as follows (in thousands):

	12 weeks ended
	March 24, 2018	March 25, 2017
Balance, beginning of period	$84,504	$63,410
Revenue recognized that was included in the contract liability balance at beginning of period	(51,790)	(39,222)
Deferrals, excluding amounts recognized as revenue during the period	45,625	38,799
Exchange rate effect	212	198
Balance, end of period	$78,551	$63,185
Contract Costs
Cost to obtain a contract—The Company defers all incremental costs of acquiring customer contracts, which consist of sales commissions paid or payable to our direct sales force. The deferred commission amounts are recoverable through future revenue streams under the contracts and are amortized on a straight-line basis over an estimated period of benefit of six years. Deferred commissions were $8.2 million and $6.5 million at March 24, 2018 and March 25, 2017, respectively. Amortization recognized during the 12 weeks ended March 24, 2018 and March 25, 2017, was $0.3 million and $0.3 million, respectively, included in Sales and marketing expense. There was no impairment loss in relation to the deferred commissions.
Cost to fulfill a contract—The Company sometimes incurs costs to fulfill its contract obligations before transferring goods or services to the customer. In certain card programs (for example, aggregated category gift cards), where redemption service has been identified to be the only performance obligation under ASC 606, we incur partner distribution expense upon the sale of a card prior to performing the redemption service. The costs are recoverable through the future revenue streams associated with the card programs. Under ASC 606, such costs are deferred and recognized in Partner Distribution Expense ratably in proportion to the historical redemption patterns of the card portfolio over the estimated life of the card. Deferred partner distribution expenses were $2.4 million and $4.3 million at March 24, 2018 and March 25, 2017, respectively. Amortization recognized during the three months ended March 24, 2018 and March 25, 2017, was $2.4 million and $2.5 million, respectively. There was no impairment loss in relation to the deferred partner distribution expenses.

Disaggregation of revenue
The following table provides information about disaggregated revenue by major product line for each of our segments (in thousands):

	12 weeks ended
	March 24, 2018
	U.S. Retail	Incentives & Rewards	International	Total
Card services—physical retail (1)	$185,625	$—	$118,171	$303,796
Card services—e-commerce (2)	25,787	12,921	—	38,708
Marketing services (3)	5,770	—	8,597	14,367
Other services (4)	14,753	44,533	13,051	72,337
	$231,935	$57,454	$139,819	$429,208

	12 weeks ended
	March 25, 2017
	U.S. Retail	Incentives & Rewards	International	Total
Card services—physical retail (1)	$159,647	$—	$98,097	$257,744
Card services—e-commerce (2)	11,459	8,719	—	20,178
Marketing services (3)	7,309	—	6,972	14,281
Other services (4)	19,558	44,541	30,110	94,209
	$197,973	$53,260	$135,179	$386,412

(1) Card services-physical retail: This includes all prepaid products sold in our retail distribution stores and card production services.
(2) Card services-e-commerce: This includes all prepaid products sold online through either our own websites or third-party online retailers. It also includes our first-party digital business, our loyalty business as well as digital services for online and mobile applications.
(3) Marketing services: Funds received from content providers to promote their prepaid cards throughout our distribution partner network.
(4) Other services: This includes our rebate processing and reward fulfillment businesses, software and reward redemption revenue from our employee engagement business, telecom handset sales, our Cardpool business and the Meetings and Events business of Grass Roots, which was sold in the fourth quarter of 2017.
In addition, see Note 10—Segment Reporting for additional information regarding our reportable segments.

Significant changes in accounting policies resulting from the adoption of ASC 606
Revenue
Content Provider Commissions—Under the new guidance, we will continue to recognize content provider commissions for closed loop cards as revenue at the time of card activation, as that is the time that our performance obligation to the content provider is complete. However, the actual revenue recognition treatment required under the new guidance may be dependent on contract-specific terms and, therefore, may vary in some instances.
Consumer Purchase Fees and Program Management Fees—Under the new guidance, we consider the transaction price for our open loop gift cards, including our Visa gift card, to include consumer purchase fees and program management fees. Under the new guidance, we have identified three performance obligations - distribution-and-activation, redemption service and customer care. Revenue from consumer purchase fees and program management fees, included within Commissions and fees and Program and other fees, respectively, related to our Visa gift cards will predominantly be recognized as revenue at the time of card activation when our distribution-and-activation obligation is complete. The remainder will be recognized over the estimated period of card redemption as redemption service and customer care obligations are performed. Under previous GAAP, we defer these revenues and recognize them based on the redemption pattern of the card. Interchange revenue will be recognized over the period of card redemption as we provide information required for card redemption, similar to our current revenue recognition. Additionally, revenue from program management fees related to our proprietary Visa gift cards issued by MetaBank will be based on a blended rate over the appropriate periods as required by the contract-specific terms compared to a contractually stated rate under the current accounting policy. Although we expect the blended rate to be lower than the contract rate initially, the economics of the arrangement will be the same over the term of the contract period. Under previous GAAP, we defer consumer purchase fees and program management fees related to our Visa gift cards in Deferred revenue and recognize revenue ratably in proportion to the historical redemption patterns of the card portfolio over the estimated life of the card.
Rebate Processing Fees—Under the new guidance, we recognize revenue for rebates fulfilled with open loop incentive cards when we fulfill the cards to the end consumer versus ratably in proportion to historical redemption patterns as our performance obligation for rebate processing is complete at time of fulfillment. The recognition of revenue for rebates fulfilled by checks or closed loop cards is recognized at fulfillment and remains unchanged under the new guidance.
Incentive Merchandise Rewards—Under the new guidance, we classify the costs of certain incentive merchandise rewards issued in connection with our employee engagement solutions as a reduction to revenue versus a cost of products sold. These costs will only be recorded as a cost of product sold if it is determined that we control the goods or services before they are transferred to the customer. In doing so, we will evaluate (i) if we are primarily responsible for fulfilling the promise to provide the good or service; (ii) if we have inventory risk before the good or service has been transferred to customer or after transfer of control to the customer; and (iii) if we have discretion in establishing the price for the good or service.
Operating Expenses
Partner Distribution Expense—Under the new guidance, partner distribution expense for Visa gift and other open loop incentive cards will be recognized at the time of card activation when our distribution-and-activation obligation is complete. Under previous GAAP, we defer these expenses and amortize them based on the redemption pattern of the card.
Processing and Services—Under the new guidance, card production and upfront transaction processing fees for the Visa gift card and open loop incentive cards will be recognized at the time of card activation when our distribution-and-activation obligation is complete. Under previous GAAP, these costs are deferred and expensed based on the same redemption pattern as the related revenue.
Sales and Marketing—The accounting for the recognition of costs related to obtaining customer contracts under the new guidance is different from our current capitalization policy. The adoption of the new guidance results in additional capitalized commissions which will be amortized over a longer term than our previous policy.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to explain the changes in the combined total of restricted and unrestricted cash balances in the statement of cash flows. ASU 2016-18 should be applied using a retrospective transition method, for fiscal years beginning after December 15, 2017, and early adoption is permitted. The Company adopted this new guidance using the full retrospective method in the first quarter of fiscal 2018, which impacted each prior reporting period presented. The new guidance has no impact on the Company’s condensed consolidated balance sheets or income statements; but impacted the presentation of restricted cash and restricted cash equivalents within our condensed consolidated statements of cash flows.

Impacts to Previously Reported Results
Adoption of ASU 2014-09 impacted select lines in our previously reported condensed consolidated balance sheets as follows (in thousands):

	As of December 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Assets:
Accounts receivable, net	$184,994	$747	$185,741
Other current assets	$165,374	$(22,637)	$142,737
Intangible assets, net	$431,681	$(703)	$430,978
Deferred income taxes	$236,496	$(699)	$235,797
Other assets	$115,236	$6,431	$121,667
Total assets	$4,139,680	$(16,861)	$4,122,819
Liabilities:
Consumer and customer deposits	$252,822	$73,863	$326,685
Contract liabilities (previously reported as Deferred revenue)	$179,684	$(119,077)	$60,607
Deferred income taxes, long term	$28,083	$1,002	$29,085
Other liabilities	$16,747	$22,130	$38,877
Total liabilities	$3,469,713	$(22,082)	$3,447,631
Stockholders’ equity:
Accumulated other comprehensive loss	$(16,049)	$(72)	$(16,121)
Retained earnings	$72,571	$5,293	$77,864
Total stockholder’s equity	$669,967	$5,221	$675,188

	As of March 25, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Assets:
Other current assets	$177,463	$(11,565)	$165,898
Intangible assets, net	$340,846	$(2,174)	$338,672
Deferred income taxes	$361,404	$577	$361,981
Other assets	$85,647	$5,519	$91,166
Total assets	$2,559,139	$(7,643)	$2,551,496
Liabilities:
Consumer and customer deposits	$199,822	$69,204	$269,026
Accounts payable	$143,858	$(428)	$143,430
Contract liabilities (previously reported as Deferred revenue)	$140,834	$(93,967)	$46,867
Deferred income taxes, long term	$28,200	$596	$28,796
Other liabilities	$37,745	$15,890	$53,635
Total liabilities	$1,770,504	$(8,705)	$1,761,799
Stockholders’ equity:
Accumulated other comprehensive loss	$(42,861)	$(106)	$(42,967)
Retained earnings	$214,833	$1,168	$216,001
Total stockholder’s equity	$788,635	$1,062	$789,697

Adoption of ASU 2014-09 impacted select lines in our previously reported condensed consolidated income statement as follows (in thousands, except per share amounts):

	12 weeks ended
	For the quarter ended March 25, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Operating revenues:
Commissions and fees	$255,206	$(5,681)	$249,525
Program and other fees	$100,910	$(5,045)	$95,865
Product sales	$36,839	$(10,098)	$26,741
Total operating revenues	$407,236	$(20,824)	$386,412
Operating expenses:
Partner distribution expense	$179,476	$(4,353)	$175,123
Processing and services	$102,272	$(1,251)	$101,021
Sales and marketing	$62,785	$(127)	$62,658
Costs of products sold	$36,193	$(8,344)	$27,849
Amortization of acquisition intangibles	$13,025	$(463)	$12,562
Total operating expenses	$424,267	$(14,538)	$409,729
Income tax expense (benefit)	$(9,775)	$(2,307)	$(12,082)
Net income (loss) attributable to Blackhawk Network Holdings, Inc.	$(13,486)	$(3,979)	$(17,465)
Diluted earnings (loss) per share	$(0.24)	$(0.07)	$(0.31)
Adoption of ASU 2014-09 and ASU 2016-18 impacted select lines in our previously reported condensed consolidated statement of cash flows as follows (in thousands):

	12 weeks ended
	March 25, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Net loss	$(13,363)	$(3,979)	$(17,342)
Amortization of intangibles	$14,218	$(463)	$13,755
Deferred income taxes	$—	$(2,307)	$(2,307)
Change in operating assets and liabilities:
Other current assets	$(2,215)	$(4,931)	$(7,146)
Other assets	$(3,158)	$121	$(3,037)
Consumer and customer deposits	$(24,484)	$56,502	$32,018
Accounts payable and accrued operating expenses	$(4,218)	$(427)	$(4,645)
Contract liabilities (previously reported as Deferred revenue)	$3,585	$(605)	$2,980
Other current and long-term liabilities	$(1,403)	$2,038	$635
Net cash provided (used in ) by operating activities	$(766,147)	$45,949	$(720,198)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$6,372	$90	$6,462
Increase (decrease) in cash, cash equivalents and restricted cash	$(793,589)	$46,039	$(747,550)
Cash, cash equivalents and restricted cash—beginning of period	$1,008,125	$10,793	$1,018,918
Cash, cash equivalents and restricted cash—end of period	$214,536	$56,832	$271,368

In March 2018, the FASB issued ASU 2018-05 Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 formally amended ASC Topic 740, Income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740 in the reporting period in which the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Company adopted SAB 118 in the fourth quarter of year-end 2017 and therefore, the Company’s subsequent adoption of ASU 2018-05 in the first quarter of year-end 2018 had no impact on its accounting for income taxes in the first quarter of year-end 2018. Additional information regarding the accounting for income taxes for the Tax Reform Act is contained in Note 8, Income Taxes.
Except for the adoption of ASU 2014-09, ASU 2016-18 and ASU 2018-05 as stated above, there have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in the audited consolidated financial statements and related notes included in the Annual Report.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 changes the current lease accounting standard by requiring the recognition of lease assets and lease liabilities for all leases, including those currently classified as operating leases. This new guidance is to be applied under a modified retrospective application to the earliest reporting period presented for reporting periods beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this guidance for our 2019 fiscal year. While management is evaluating the comprehensive impact of this guidance, this new guidance would require us to capitalize, at the appropriate discount rate, our operating lease commitments.

2. Business Acquisitions
There were no acquisitions entered into during the first quarter of 2018. There were also no measurement period adjustments made in the first quarter of 2018. The measurement period for the rebates and incentives business acquired during the first quarter of 2017 is now closed.

3. Financing
Credit Agreement

On January 11, 2018, we borrowed an additional $75 million in the form of a term loan under the Amended and Restated Credit Agreement, dated July 27, 2016, between the Company and lenders party thereto and Wells Fargo Bank, National Association as administrative agent (Credit Agreement), as further amended. The terms of the new term loan are substantially similar to the outstanding term loan.
On March 21, 2018, we repaid $15 million of the term loan outstanding under the amended Credit Agreement.

The following table presents the amounts due by maturity date of our term loan and convertible notes as of March 24, 2018 (in thousands):

March 24, 2018
2019	$15,000
2020	30,000
2021	230,000
2022	500,000
Total long-term debt	$775,000
As a result of the covenants in the amended Credit Agreement which require us to maintain certain leverage ratios of total debt to adjusted EBITDA (as defined in the amended Credit Agreement), and depending on our levels of adjusted EBITDA, we are limited in our ability to incur additional indebtedness either under the amended Credit Agreement or through other debt facilities. These limitations also affect the amount of capital we can allocate to acquisitions, internal capital developments and capital returned to stockholders.

4. Fair Value Measurements
We measure certain assets and liabilities at fair value on a recurring basis. The table below summarizes the fair values of these assets and liabilities as of March 24, 2018, December 30, 2017 and March 25, 2017 (in thousands):

	March 24, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$43,236	$—	$—	$43,236
Contingent asset	$—	$—	$6,413	$6,413
Liabilities
Contingent consideration	$—	$—	$4,029	$4,029

	December 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$694,075	$—	$—	$694,075
Contingent asset	$—	$—	$6,131	$6,131
Liabilities
Warrants	$—	$20,000	$—	$20,000
Contingent consideration	$—	$—	$3,886	$3,886

	March 25, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market mutual funds	$4,073	$—	$—	$4,073
Liabilities
Contingent consideration	$—	$—	$21,096	$21,096
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
During the 12 weeks ended March 24, 2018, there were no transfers between levels.
Term loan —As of March 24, 2018, using Level 2 inputs, we estimate the fair value of our term loan (classified as Note payable on the balance sheet) to be approximately $275.0 million.
Convertible notes payable—As of March 24, 2018, using Level 2 inputs, we estimate the fair value of our convertible notes payable to be approximately $552.5 million.
Contingent asset—The changes in fair value of contingent asset for the the first quarter of 2018 is due to foreign currency translation adjustment.

Contingent consideration—We estimate the fair value of the contingent consideration based on our estimates of the probability of achieving the relevant targets and discount rates reflecting the risk of meeting these targets. The changes in fair value of contingent consideration for the 12 weeks ended March 24, 2018 and March 25, 2017 are as follows (in thousands):

	12 weeks ended
	March 24, 2018	March 25, 2017
Balance, beginning of period	$3,886	$23,752
Additions from acquisitions	—	2,000
Foreign currency translation adjustments	43	—
Change in fair value of contingent consideration	100	1,040
Settlement	—	(5,696)
Balance, end of period	$4,029	$21,096
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

5. Consolidated Financial Statement Details
The following tables represent the components of Other current assets, Other assets, Other current liabilities and Other liabilities as of March 24, 2018, December 30, 2017 and March 25, 2017 consisted of the following (in thousands):

	March 24, 2018	December 30, 2017	March 25, 2017
Other current assets:
Inventory	$38,663	$37,007	$48,683
Deferred expenses	4,894	5,831	3,334
Income tax receivables	18,547	10,823	22,960
Contract asset	540	702	1,657
Other	68,451	64,912	44,313
Assets held for sale	27,206	23,462	44,951
Total other current assets	$158,301	$142,737	$165,898
Other assets:
Deferred program and contract costs	$118,819	$60,000	$48,678
Other receivables	11,265	9,235	1,475
Income tax receivables	2,323	2,321	2,358
Deferred financing costs	2,579	2,759	2,552
Contract asset	—	—	516
Other	50,753	47,352	35,587
Total other assets	$185,739	$121,667	$91,166
Other current liabilities:
Payroll and related liabilities	$34,693	$43,022	$28,198
Income taxes payable	1,841	8,056	3,860
Acquisition liability	2,329	4,012	9,047
Warrant liability	—	20,000	—
Other payables and accrued liabilities	15,353	25,292	9,836
Liabilities held for sale	2,237	2,441	34,710
Total other current liabilities	$56,453	$102,823	$85,651
Other liabilities:
Contingent consideration	$1,700	$1,874	$17,744
Income taxes payable	3,393	3,883	7,056
Contract liability	24,463	23,897	16,318
Other long-term liabilities	15,411	9,223	12,517
Total other liabilities	$44,967	$38,877	$53,635

Assets held for sale

On October 9, 2017, the Board of Directors approved management’s plan to sell the Cardpool gift card exchange business. As we begin to actively market the Cardpool business, we may identify specific assets and liabilities to be retained by the Company. It is probable that such sale will occur within one year from the date of approval. As a result, beginning from the time the plan was approved, Cardpool’s assets and liabilities were accounted for as held for sale and measured at the lower of its carrying value or fair value less cost to sell.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities as of March 24, 2018 related to the Cardpool business (in thousands):

March 24, 2018
Other current assets	$6,349
Property, equipment and technology, net	8,467
Goodwill	8,991
Intangible assets, net	431
Total assets	$24,238

Accounts payable and accrued operating expenses	$1,468
Other current liabilities	377
Contract liabilities	392
Total liabilities	$2,237
During the first quarter of 2018, the Cardpool business recorded pre-tax loss of $1.8 million during the period it was accounted for as an asset held for sale.
Also included in Assets held for sale is $3.0 million related to a building in the UK that was held for sale as of March 24, 2018. The sale has since been completed.

6. Goodwill

We have assigned goodwill to our U.S. Retail, Incentives & Rewards and International segments. To date, we have recorded goodwill impairment charges totaling $31.5 million and $46.0 million related to the Cardpool and Blackhawk Engagement Solutions reporting units respectively.
In March 2018, management became aware that a retail distribution partner in Germany will not be renewing its contract with us after the contract expires at the end of 2018. Accordingly, we performed a goodwill impairment test incorporating such information and determined that the fair value of the Europe East reporting unit exceeded its carrying value by $19.1 million, or 22%. The fair value was determined using a combination of the income approach and the market approach. We believe that the income approach is the more reliable indication of value since it incorporates estimated revenues and earnings for the Europe East reporting unit that the market approach may not directly incorporate. Therefore, a weighting of 75% was assigned to the income approach and a weighting of 25% was assigned to the market approach. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for indicators of goodwill impairment.
We also assessed the recoverability of the intangible asset related to the Germany retail distribution partner relationships as we concluded that an impairment indicator was present in the current quarter. As of March 24, 2018, the Germany retail distribution partner relationship intangible asset had a remaining carrying value of $18.8 million. The results of the recoverability test indicated that the estimate future undiscounted cash flows exceeded the carrying value of the asset, therefore no impairment was recorded during the quarter. We continue to monitor potential triggering events in our Europe East reporting unit.

A summary of changes in goodwill during the 12 weeks ended March 24, 2018 is as follows (in thousands):

	March 24, 2018
	U.S. Retail	Incentives & Rewards	International	Total
Balance, beginning of period	$132,660	$335,298	$95,447	$563,405
Foreign currency translation adjustments	—	(814)	3,322	2,508
Balance, end of period	$132,660	$334,484	$98,769	$565,913

7. Stock-Based Compensation
During the 12 weeks ended March 24, 2018, our Board of Directors granted 665,733 restricted stock units. No performance stock units were granted during 12 weeks ended March 24, 2018.
The following table presents total stock-based compensation expense according to the income statement line in our condensed consolidated statements of income (loss) for 12 weeks ended March 24, 2018 and March 25, 2017 (in thousands):

	12 weeks ended
	March 24, 2018	March 25, 2017
Processing and services	$1,779	$1,702
Sales and marketing	2,558	2,812
Cost of products sold	16	17
General and administrative	3,709	3,870
Total stock-based compensation expense	$8,062	$8,401

8. Income Taxes

On December 22, 2017, the Tax Reform Act was signed into law by the President of the United States. We recognized the income tax effects of the Tax Reform Act in our 2017 financial statements in accordance with SAB 118, subsequently codified by ASU 2018-05 (see Note 1, The Company and Significant Accounting Policies, Recently Adopted Accounting Pronouncements), which provides guidance for the application of ASC 740 in the reporting period in which the Tax Reform Act was signed into law. The guidance addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act.

As noted at year-end 2017 our accounting for the Tax Reform Act is incomplete, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the Deemed Repatriation Transition Tax and are continuing to evaluate its impact on outside basis differences with respect to our foreign operations. Further, we are continuing to assess how to account for the global intangible low-taxed income of foreign subsidiaries from an accounting policy standpoint.
Our effective tax rates were 42.5% and 41.1% for the 12 weeks ended March 24, 2018 and March 25, 2017, respectively. The increase in the effective tax rate for the 12 weeks ended March 24, 2018 compared to the 12 weeks ended March 25, 2017 was primarily due to current year U.S. taxation of certain income of our foreign subsidiaries and a discrete tax benefit related to an uncertain tax position (increasing the effective tax rate due to pre-tax loss), offset by a decrease in the U.S. federal corporate tax rate effective for our fiscal year ending December 29, 2018.

9. Commitments and Contingencies
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

Future commitments to our distribution partners as of March 24, 2018 are as follows (in thousands):

Distribution Partner Commitments
2018	$62,088
2019	67,772
2020	50,458
2021	46,751
2022 and after	86,574
Distribution partner commissions (uncertainty in timing of future payments)	6,232
Total	$319,875
Included above is $130.0 million which represents the maximum potential payments depending on performance under the arrangements. The estimated fair value of such commitments is approximately $12.0 million.
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
Legal and other matters
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
We have equity investments in various markets. With respect to one of our equity investments, we are currently in dispute and attempting to negotiate with certain of the investment partners regarding the future operations of such investment. The carrying value of such joint investment is $8.8 million as of March 24, 2018, which may be adjusted depending on the outcome of the negotiation attempts.
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to value added or other indirect taxes typically on commissions or fees we receive from non-resident content providers. After the application of third party indemnities, our present exposure is approximately $4.6 million, primarily in a single jurisdiction. If we were to be assessed for this exposure, we believe it is probable that we will prevail.

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

	12 weeks ended
	March 24, 2018
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$231,935	$57,454	$139,819	$429,208
Partner distribution expense	130,190	5,027	83,232	218,449
Operating revenues, net of Partner distribution expense	101,745	52,427	56,587	210,759
Other operating expenses	108,777	59,076	61,989	229,842
Segment profit (loss) / Operating income (loss)	$(7,032)	$(6,649)	$(5,402)	$(19,083)
Other income (expense)				(8,010)
Income (loss) before income tax expense				$(27,093)
Noncash charges	$18,158	$14,870	$8,370

	12 weeks ended
	March 25, 2017
	U.S. Retail	Incentives & Rewards	International	Consolidated
Total operating revenues	$197,973	$53,260	$135,179	$386,412
Partner distribution expense	97,978	3,856	73,289	175,123
Operating revenues, net of Partner distribution expense	99,995	49,404	61,890	211,289
Other operating expenses	108,604	56,827	69,175	234,606
Segment profit (loss) / Operating income (loss)	$(8,609)	$(7,423)	$(7,285)	$(23,317)
Other income (expense)				(6,107)
Income (loss) before income tax expense				$(29,424)
Noncash charges	$13,856	$14,718	$7,829

11. Earnings Per Share
The following table provides reconciliations of net income (loss) and shares used in calculating basic earnings (loss) per share (“EPS”) to those used in calculating diluted EPS (in thousands, except per share amounts):

	12 weeks ended
	March 24, 2018		March 25, 2017
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common stockholders	$(15,767)	$(15,767)	$(17,465)	$(17,465)
Weighted-average common shares outstanding	56,477	56,477	55,904	55,904
Common share equivalents		—		—
Weighted-average shares outstanding		56,477		55,904
Earnings (loss) per share	$(0.28)	$(0.28)	$(0.31)	$(0.31)
The weighted-average common shares outstanding for diluted EPS for the 12 weeks ended March 24, 2018 and March 25, 2017, excluded approximately 4,378,000 and 5,307,000, respectively, of total potential common stock outstanding because the effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the Annual Report, on February 28, 2018 (the Annual Report). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” section of the Annual Report and the “Special Note regarding Forward-Looking Statements” section and the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Special Note regarding Forward Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are indicated by words or phrases such as “guidance,” “believes,” “expects,” “intends,” “forecasts,” “can,” “could,” “may,” “anticipates,” “estimates,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” “outlook,” “continuing,” “ongoing,” “on track” and similar words or phrases and the negative of such words and phrases. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which are, in many instances, beyond our control, and which could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements. Such risks and uncertainties include the following:
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
•the failure to obtain certain required regulatory approvals to the completion of the Merger or the failure to satisfy any of the other conditions to the completion of the Merger;
•the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with our partners, clients, customers, providers, advertisers, and others with whom we do business, or on our operating results and businesses generally;
•risks associated with the disruption of management’s attention from ongoing business operations due to the Merger; our ability to meet expectations regarding the timing and completion of the Merger;
•our ability to grow adjusted operating revenues and net income as anticipated;
•our ability to grow at historic rates or at all;
•the consequences should we lose one or more of our top distribution partners, fail to maintain or renew existing relationships with our distribution partners on the same or similar economic terms or fail to attract new distribution partners to our network or if the financial performance of our distribution partners’ businesses decline;
•our reliance on our content providers, the demand for their products and our exclusivity arrangements with them;
•our reliance on relationships with card issuing banks;
•the consequences to our future growth if our distribution partners fail to actively and effectively promote our products and services;
•changes in consumer behavior away from our distribution partners or our products resulting from limits or controls implemented by our distribution partners during their transition to comply with Europay, MasterCard and Visa (“EMV”) requirements;
•our ability to successfully integrate our acquisitions;
•our ability to generate adequate taxable income to enable us to fully utilize our tax benefits;
•changes in applicable tax law that preclude us from fully utilizing our tax benefits;
•the requirement that we comply with applicable laws and regulations, including increasingly stringent anti-money laundering rules and regulations; and
•other risks and uncertainties described in our reports and filings with the SEC, including the risks and uncertainties set forth in Item 1A under the heading Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, this Quarterly Report on Form 10-Q and other subsequent periodic reports we file with the SEC.
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
Merger Agreement
On January 15, 2018, we entered into an agreement and plan of merger (the “Merger Agreement”) with BHN Holdings, Inc., a Delaware corporation (“Parent”), and BHN Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. Parent has agreed to acquire the Company in an all-cash transaction for a total consideration of approximately $3.5 billion, which includes assumption of our debt. Pursuant to the terms of the Merger Agreement, the completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including the stockholder approval which was obtained at the Special Meeting of Stockholders held on March 30, 2018. The completion of the Merger remains subject to certain other customary closing conditions, including, among others, (i) the absence of any law, order or injunction of a court or governmental entity of competent jurisdiction prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement; (ii) receipt of certain consents and approvals (or confirmation that no consent is required) from the applicable regulatory authority in a number of jurisdictions, including various U.S. states; and (iii) the absence of a “material adverse effect” on the Company after the date of the Merger Agreement. As of the date of this report, the Company continues to expect to complete the Merger in mid-2018. See Part I, Item 1A, “Risk Factors” and Note 16- Subsequent Event of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended on December 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “Annual Report”).

Key Operating Statistics
The following table sets forth key operating statistics that directly affect our financial performance, a reconciliation of Commissions and fees and Program and other fees to Prepaid and processing revenues and a reconciliation of Total operating revenues to Adjusted operating revenues for the 12 weeks ended March 24, 2018 and March 25, 2017:

	12 weeks ended
	March 24, 2018	March 25, 2017

	(in thousands, except percentages and per share amounts)
Prepaid and processing revenues:
Commissions and fees	$288,626	$249,525
Program and other fees	101,402	95,865
Prepaid and processing revenues	$390,028	$345,390
Partner distribution expense as % of prepaid and processing revenues	56.0%	50.7%
Total operating revenues	$429,208	$386,412
Revenue adjustment from purchase accounting (2)	520	1,574
Marketing revenue and other pass-through revenue	(17,708)	(16,980)
Partner distribution expense	(218,449)	(175,123)
Adjusted operating revenues (1)	$193,571	$195,883

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
Prepaid and Processing Revenues—Represents the total amount of Commissions and fees and Program and other fees recognized during the period. Our prepaid product revenues vary among our various product offerings: content provider commissions from closed loop gift and prepaid telecom cards; program management fees, interchange, software revenue and other fees included in Program and other fees in addition to the consumer and client purchase fees included in Commissions and fees from open loop gift cards and incentive and reward products and services.
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

Transaction Dollar Volume—For our incentives and rewards businesses, transaction dollar volume generally does not correlate with the amount of revenues recognized in the same period. Due to the growth of our incentives businesses worldwide, we no longer monitor this metric at the reportable segment level for Incentives & Rewards and International. Transaction dollar volume remains a key operating statistic for our U.S. Retail segment as discussed in our Results of Operations.

Results of Operations
Comparison of the 12 Weeks ended March 24, 2018 and March 25, 2017
The fiscal periods presented in the accompanying tables below and throughout this Results of Operations section consist of the 12-week periods ended March 24, 2018 and March 25, 2017 (the first quarter of 2018 and first quarter of 2017, respectively).
The following tables set forth the revenue and expense amounts as a percentage of total operating revenues by the line items in our condensed consolidated statements of income (loss) for the first quarter of 2018 and first quarter of 2017.

	12 weeks ended March 24, 2018	% of Total Operating Revenues	12 weeks ended March 25, 2017	% of Total Operating Revenues
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$288,626	67.2%	$249,525	68.6%
Program and other fees	101,402	23.6%	95,865	17.9%
Marketing	14,367	3.3%	14,281	5.0%
Product sales	24,813	5.9%	26,741	8.5%
Total operating revenues	429,208	100.0%	386,412	100.0%
OPERATING EXPENSES:
Partner distribution expense	218,449	50.9%	175,123	45.2%
Processing and services	92,949	21.6%	101,021	26.1%
Sales and marketing	64,181	15.0%	62,658	16.2%
Costs of products sold	24,256	5.7%	27,849	7.2%
General and administrative	29,322	6.8%	29,025	7.5%
Transition and acquisition	4,927	1.1%	451	0.1%
Amortization of acquisition intangibles	14,107	3.3%	12,562	3.3%
Change in fair value of contingent consideration	100	—%	1,040	0.3%
Total operating expenses	448,291	104.4%	409,729	106.0%
OPERATING INCOME (LOSS)	(19,083)	(4.4)%	(23,317)	(6.0)%
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	(224)	(0.1)%	836	0.2%
Interest expense	(7,786)	(1.8)%	(6,943)	(1.8)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(27,093)	(6.3)%	(29,424)	(7.6)%
INCOME TAX EXPENSE (BENEFIT)	(11,505)	(2.7)%	(12,082)	(3.1)%
NET INCOME (LOSS) BEFORE ALLOCATION TO NON-CONTROLLING INTERESTS	(15,588)	(3.6)%	(17,342)	(4.5)%
Loss (income) attributable to non-controlling interests, net of tax	(179)	(0.1)%	(123)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO BLACKHAWK NETWORK HOLDINGS, INC.	$(15,767)	(3.7)%	$(17,465)	(4.5)%
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
Operating Revenues, Partner Distribution Expense and Operating Revenues, net of Partner Distribution Expense
The following tables set forth our consolidated Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense for the 12-week periods ended March 24, 2018 and March 25, 2017.

	12 weeks ended
	March 24, 2018	March 25, 2017	Change
	(in thousands, except percentages)
OPERATING REVENUES:
Commissions and fees	$288,626	$249,525	$39,101	15.7%
Program and other fees	101,402	95,865	5,537	5.8%
Marketing	14,367	14,281	86	0.6%
Product sales	24,813	26,741	(1,928)	(7.2)%
Total operating revenues	$429,208	$386,412	$42,796	11.1%
Partner distribution expense	218,449	175,123	43,326	24.7%
Operating revenues, net of Partner distribution expense	$210,759	$211,289	$(530)	(0.3)%
U.S. Retail
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our U.S. Retail segment for the 12-week periods ended March 24, 2018 and March 25, 2017.

	12 weeks ended
	March 24, 2018	March 25, 2017	Change
	(in thousands, except percentages)
Total operating revenues	$231,935	$197,973	$33,962	17.2%
Partner distribution expense	130,190	97,978	32,212	32.9%
Operating revenues, net of Partner distribution expense	$101,745	$99,995	$1,750	1.8%
Transaction dollar volume (1)	$2,202,142	$1,824,213	$377,929	20.7%
Prepaid and processing revenues	$209,111	$168,703	$40,408	24.0%
Prepaid and processing revenues as a percentage of transaction dollar volume (2)	9.5%	9.2%	0.3%	3.3%
Partner distribution expense as a percentage of prepaid and processing revenues	62.3%	58.1%	4.2%	7.2%

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

•
Transaction dollar volume—Increased due to higher sales of prepaid products as a result of the expansion of our retail network, increased sales through our online distribution channels as well as our acquisition of CashStar, Inc. and its subsidiaries (collectively “CashStar”) in the third quarter of 2017.

•
Prepaid and processing revenues as a percentage of transaction dollar volume—In the first quarter of 2018, we entered into a contractual amendment related to an open loop product which resulted in a one-time benefit of $7.1 million which we recognized in Program and other fees. Excluding this benefit, our Prepaid and processing revenue rate remained the same as the first quarter of 2017 at 9.2%.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Partner distribution expense as a percentage of prepaid and processing revenues increased for the first quarter of 2018 due to an increase in the proportion of closed loop sales through retail distribution partners with higher commission share rates as well as recent increases in competitive pressures in some U.S. retail markets which we expect to continue to result in higher partner distribution expense as a percentage of prepaid and processing revenues. These impacts were partially offset by higher sales of open loop gift cards which have a lower partner distribution expense as a percentage of prepaid and processing revenues.

Our Operating revenues, net of Partner distribution expense for the first quarter of 2018 was also impacted by $5.4 million lower revenues from Cardpool and $1.6 million lower marketing revenue.
Incentives & Rewards
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our Incentives & Rewards segment for the 12-week     periods ended March 24, 2018 and March 25, 2017.

	12 weeks ended
	March 24, 2018	March 25, 2017	Change
	(in thousands, except percentages)
Total operating revenues	$57,454	$53,260	$4,194	7.9%
Partner distribution expense	5,027	3,856	1,171	30.4%
Operating revenues, net of Partner distribution expense	$52,427	$49,404	$3,023	6.1%
Prepaid and processing revenues	$52,999	$49,389	$3,610	7.3%
Partner distribution expense as a percentage of prepaid and processing revenues	9.5%	7.8%	1.7%	21.8%

•
Prepaid and processing revenues—Prepaid and processing revenues increased $3.6 million in the first quarter of 2018, driven by the growth in our employee engagement business, loyalty programs and e-commerce channel. These increases were partially offset by decreases in other incentives programs.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased for the first quarter due to higher proportion of sales through business clients for which we recognize net pricing discounts as an expense, partially offset by growth in businesses where we do not incur partner distribution expense.

Our Operating revenues and Operating revenues net of Partner distribution expense also increased for the first quarter of 2018 due to an increase in product sales of $0.5 million from the growth in our loyalty programs.

International
The following tables set forth our Total operating revenues, Partner distribution expense and Operating revenues, net of Partner distribution expense and related key operating statistics for our International segment for the 12-week periods ended March 24, 2018 and March 25, 2017.

	12 weeks ended
	March 24, 2018	March 25, 2017	Change
	(in thousands, except percentages)
Total operating revenues	$139,819	$135,179	$4,640	3.4%
Partner distribution expense	83,232	73,289	9,943	13.6%
Operating revenues, net of Partner distribution expense	$56,587	$61,890	$(5,303)	(8.6)%
Prepaid and processing revenues	$127,918	$127,298	$620	0.5%
Partner distribution expense as a percentage of prepaid and processing revenues	65.1%	57.6%	7.5%	13.0%

•
Prepaid and processing revenues— Remained relatively constant compared to the first quarter of 2017 primarily due to the sale of The Grass Roots Group Holdings Limited and its subsidiaries (collectively “Grass Roots”) Meeting and Events business (“M&E”) in the fourth quarter of 2017. Excluding M&E, prepaid and processing revenues increased $15.6 million for the first quarter of 2018 due to increased sales volume in all regions, primarily Germany and Canada, partially due to the expansion of our distribution network.

•
Partner distribution expense as a percentage of prepaid and processing revenues—Increased mainly due to the sale of our M&E business resulting in a reduction of $15.1 million in Prepaid and processing revenues with no corresponding decrease in Partner distribution expense. Excluding the effects of the M&E sale, our partner distribution expense as a percentage of prepaid and processing revenue decreased from 65.3% to 65.1% for the first quarter of 2018 primarily due to higher sales of products which have lower partner distribution expense along with a decrease in proportion of sales through our sub-distributor relationships, primarily in Japan (for which we share a higher portion of commission but for which we incur minimal other operating expenses).

Total operating revenues and Operating revenues, net of Partner distribution expense were also impacted by a $1.6 million increase in marketing revenue and $2.4 million increase in product revenue for the first quarter of 2018, mainly due to activity in Canada, Japan and Australia.
Operating Expenses
The following tables set forth our consolidated operating expenses for the 12-week periods ended March 24, 2018 and March 25, 2017.

	12 weeks ended
	March 24, 2018	March 25, 2017	Change
	(in thousands, except percentages)
OPERATING EXPENSES:
Partner distribution expense	$218,449	$175,123	$43,326	24.7%
Processing and services	92,949	101,021	(8,072)	(8.0)%
Sales and marketing	64,181	62,658	1,523	2.4%
Costs of products sold	24,256	27,849	(3,593)	(12.9)%
General and administrative	29,322	29,025	297	1.0%
Transition and acquisition	4,927	451	4,476	992.5%
Amortization of acquisition intangibles	14,107	12,562	1,545	12.3%
Change in fair value of contingent consideration	100	1,040	(940)	(90.4)%
Total operating expenses	$448,291	$409,729	$38,562	9.4%

Partner distribution expense—Please see our discussion of Operating revenues, net of Partner distribution expense and Partner distribution expense as a percentage of prepaid and processing revenues for our reportable segments above.
Processing and Services
Processing and services expenses as a percentage of Prepaid and processing revenues decreased from 29.2% to 23.8% for the first quarter of 2018 primarily due to the sale of our M&E business which was a significant contributor to our Processing and services expenses as a percentage of Prepaid and processing revenues. Excluding M&E and the one-time benefit from a contractual amendment related to an open loop product, Processing and services as a percentage of Prepaid and processing revenues decreased from 26.8% to 24.3%, mainly driven by proportionally lower program management and employee costs relative to our growth in Prepaid and processing revenues. Processing and services expenses were impacted by $4.5 million primarily due to a $3.4 million increase in technology and infrastructure expenses, including depreciation of capitalized software and other equipment; $1.4 million increase for merchant services, processing and other costs; and a $0.3 million decrease for program management and maintaining our distribution network.
Sales and Marketing
Sales and marketing expenses increased by $1.5 million for the first quarter of 2018, primarily from our CashStar business which we acquired in the third quarter of 2017.
Costs of Products Sold
Costs of products sold decreased $3.6 million for the first quarter of 2018 primarily due to a $4.9 million reduction in Cardpool costs which is in line with reduced Cardpool revenues. This decrease was partially offset by an increase of $1.3 million primarily due to increased product revenues in our loyalty programs.
General and Administrative
General and administrative expenses increased by $0.3 million for the first quarter of 2018 primarily from our CashStar business which we acquired in the third quarter of 2017, slightly offset by the reduction in costs as a result of the sale of our M&E business in the fourth quarter of 2017.
Transition and Acquisition
Transition and acquisition expenses include legal, tax, audit and valuation professional services related to acquisitions, divestitures and the Merger, severance resulting from integration of acquisitions and certain employment compensation payments that we recognize in our post-combination financial statements. Such expenses were higher in the first quarter of 2018 compared to the first quarter of 2017 because of expenses related to the Merger.
Amortization of Acquisition Intangibles
Amortization of acquisition intangibles increased in the first quarter of 2018 due to the addition of finite lived intangibles from our various acquisitions in 2017.
Change in Fair Value of Contingent Consideration
The change in the fair value of contingent consideration primarily relates to our Extrameasures acquisition in 2016. Changes in contingent liabilities result from changes in time value of money and changes in expectations related to meeting of financial targets.

Other Income (Expense) and Income Tax Expense (Benefit)
The following tables set forth our consolidated other income (expense), and income tax expense (benefit) and effective tax rates for the 12 weeks ended March 24, 2018 and March 25, 2017:

	12 weeks ended
	March 24, 2018	March 25, 2017	Change
	(in thousands, except percentages)
OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	$(224)	$836	$(1,060)	(126.8)%
Interest expense	(7,786)	(6,943)	(843)	12.1%
Total other income (expense)	$(8,010)	$(6,107)	$(1,903)	31.2%
INCOME TAX EXPENSE (BENEFIT)	$(11,505)	$(12,082)	$577	(4.8)%
EFFECTIVE TAX RATE	42.5%	41.1%	1.4%
Other Income (Expense)
Interest income and other income (expense), net decreased for the first quarter of 2018 primarily due to losses recognized on our equity investments and higher foreign exchange losses compared to the first quarter of 2017.
Interest expense includes interest charged under the Credit Agreement and convertible notes (see Note 3—Financing in the notes to our condensed financial statements), the amortization of deferred financing costs and the discount on our term loan and convertible notes. In the first quarter of 2018, interest expense for our credit facility and convertible notes increased by $0.6 million and amortization expense increased by $0.2 million. The increase in interest expense for our credit facility was primarily due to overall higher level of borrowings, driven by our acquisition activity in 2017.
Income Tax Expense (Benefit)
Our effective tax rates were 42.5% and 41.1% for the 12 weeks ended March 24, 2018 and March 25, 2017, respectively. The increase in the effective tax rate for the 12 weeks ended March 24, 2018 compared to the 12 weeks ended March 25, 2017 was primarily due to current year U.S. taxation of certain income of our foreign subsidiaries and a discrete tax benefit related to an uncertain tax position (increasing the effective tax rate due to pre-tax loss), offset by a decrease in the U.S. federal corporate tax rate effective for our fiscal year ending December 29, 2018.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for the 12 weeks ended March 24, 2018 and March 25, 2017.

	12 weeks ended
	March 24, 2018	March 25, 2017
	(in thousands)
Net cash (used in) provided by operating activities	$(853,084)	$(720,198)
Net cash (used in) provided by investing activities	(16,819)	(32,778)
Net cash (used in) provided by financing activities	50,670	(1,036)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,573	6,462
Decrease in cash, cash equivalents and restricted cash	$(810,660)	$(747,550)
Cash Flows from Operating Activities
Our use of cash during both 12 weeks ended March 24, 2018 and March 25, 2017 primarily reflects the timing of cash settlement of Settlement receivables, Settlement payables and Consumer and customer deposits which are significantly impacted by the portion of gift card sales that occur in late December. Excluding the impact of these settlement related items, net cash used in operating activities during the 12 weeks ended March 24, 2018 increased by $71.1 million compared to the 12 weeks ended March 25, 2017. This increase in use of cash primarily reflects:

•
an increase of $73.3 million cash used by non-settlement related operating assets and liabilities for the 12 weeks ended March 24, 2018 compared to the 12 weeks ended March 25, 2017, mainly due to an increase in our operating assets; partially offset by

•	pre-tax income, adjusted for noncash reconciling items (excluding deferred income taxes), increased $5.2 million
Cash Flows from Investing Activities
The net cash used in investing activities for the 12 weeks ended March 24, 2018 totaled $16.8 million, which primarily included $15.8 million for expenditures for property, equipment and technology. The net cash used in investing activities for the 12 weeks ended March 25, 2017 totaled $32.8 million, which primarily included $16.7 million for expenditures for property, equipment and technology and $10.9 million for the acquisition of a company in the rebates and incentives business.
Cash Flows from Financing Activities
The net cash provided by financing activities for the 12 weeks ended March 24, 2018 totaled $50.7 million, primarily driven by an additional $75.0 million draw down on our term loan (see Note 3—Financing in the notes to our condensed consolidated financial statements) and $10.9 million net proceeds from employee stock-related activities, partially offset by $18.3 million related to the exercise and settlement of employee stock awards, our term loan repayment of $15.0 million, and $2.0 million payment of contingent consideration related to our acquisition of a rebates and incentives business.
The net cash used by financing activities for the 12 weeks ended March 25, 2017 totaled $1.0 million, primarily driven by an increase of $14.4 million in borrowings, net of repayments under our bank line of credit. This is partially offset by our repayment of $10.0 million of the term loan outstanding under our Credit Agreement. We also had a net cash outflow of $5.2 million related to the exercise and settlement of employee stock awards.
Off-Balance Sheet Arrangements
None.

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that our management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2017 Annual Report on Form 10-K includes a description of certain accounting policies, including those with respect to revenue recognition, deferred income taxes, business acquisitions, goodwill, intangible assets, income tax contingencies, and employee stock-based compensation.
Revenue Recognition
We have adopted the new standard related to revenue recognition, Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018, as required. See Note 1 — The Company and Significant Accounting Policies in the notes to our condensed consolidated financial statement for additional information.
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
In performing our annual review of goodwill balances for impairment, we estimate the fair value of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as growth in transaction dollar volume, operating revenues and operating expenses; our ability to retain and expand distribution partners or business clients, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A in our Annual Report on Form 10-K.
During 2017, we had recorded goodwill impairment charges totaling $31.5 million and $46.0 million related to the Cardpool and Blackhawk Engagement Solutions reporting units respectively. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. As of March 24, 2018, we had $565.9 million of goodwill reported on our consolidated balance sheets (see Note 6—Goodwill and Other Intangible Assets), as well as $9.0 million of goodwill reported within Other current assets (see Note 5—Consolidated Financial Statement Details).
In March 2018, management became aware that a retail distribution partner in Germany will not be renewing its contract with us after the contract expires at the end of 2018. Accordingly, we performed a goodwill impairment test incorporating such information and determined that the fair value of the Europe East reporting unit exceeded its carrying value by $19.1 million, or 22%. The fair value was determined using a combination of the income approach and the market approach. We believe that the income approach is the more reliable indication of value since it incorporates estimated revenues and earnings for the Europe East reporting unit that the market approach may not directly incorporate. Therefore, a weighting of 75% was assigned to the income approach and a weighting of 25% was assigned to the market approach. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for indicators of goodwill impairment.
We also assessed the recoverability of the intangible asset related to the Germany retail distribution partner relationships as we concluded that an impairment indicator was present in the current quarter. As of March 24, 2018, the Germany retail distribution partner relationship intangible asset had a remaining carrying value of $18.8 million. The results of the recoverability test indicated that the estimate future undiscounted cash flows exceeded the carrying value of the asset, therefore no impairment was recorded during the quarter. We continue to monitor potential triggering events in our Europe East reporting unit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk position from the information provided under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 24, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 24, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 24, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of any pending matters and the amount, if any, of our ultimate liability and any other forms of remedies with respect to these matters cannot be determined or predicted with certainty, we currently do not believe that it is probable that the resolution of any of these matters would result in any liability that would have a material adverse effect on our results of operations or financial condition.
In addition, we transact business in non-U.S. markets and may, from time to time, be subject to disputes and tax audits by foreign tax authorities related to indirect or other value added taxes typically on commissions or fees received from non-resident content providers.
ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended on December 30, 2017. There have been no material changes to our risk factors since our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal period during the 12 weeks ended March 24, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Dec 31 2017 to Jan 27 2018	43	$35.75	—	$—
Jan 28 2018 to Feb 24 2018	101	$45.28	—	$—
Feb 25 2018 to Mar 24 2018	—	$—	—	$—
Total	144	$42.43	—	$—
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

In October 2016, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $100 million of the Company’s outstanding common stock over a period of up to two (2) years. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, or as otherwise may be determined by the authorized officers of the Company, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases are based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate the company to acquire any specific number of shares in any period. In October 2017, the Company repurchased 1,176,069 shares for approximately $40.0 million. In the first quarter of 2018, the Company had not made any purchases under the program. As of March 24, 2018, approximately $60.0 million remained available under this stock repurchase program.

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

Blackhawk Network Holdings, Inc.

/s/ Charles O. Garner
Charles O. Garner
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: May 1, 2018

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date
10.1	Amendment No. 10 to Servicing Agreement, dated as of March 1, 2018, between Blackhawk Network, Inc. and MetaBank, dba Meta Payment Systems.					X
31.1	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
______________________

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
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